Form 10-Q
period 2005-06-30
Legacy Bancorp, Inc.
filed 2005-10-27
CIK 1332199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-51525

LEGACY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3135053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

99 North Street, Pittsfield, Massachusetts	01202
(Address of principal executive offices)	(Zip Code)

(413) 443-4421

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2005
(Common stock, $.01 par value)	10,308,600 Shares

LEGACY BANCORP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
MUTUAL BANCORP OF THE BERKSHIRES AND SUBSIDIARY

		Page No.
Part I - Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	4

	Consolidated Statements of Income for the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004	5

	Consolidated Statements of Changes in Retained Earnings for the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	7

	Notes to Consolidated Financial Statements	9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4	Controls and Procedures	23

Part II - Other Information

Item 2(b)	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6	Exhibits and Reports on Form 8-K	25

Item 1:	Financial Statements

Effective as of October 26, 2005, Legacy Bancorp, Inc., a Delaware corporation (the “Registrant”), became the holding company of Legacy Banks, a Massachusetts-chartered stock savings bank (the “Bank”), in connection with the conversion of the holding company structure of Legacy Banks from mutual to stock form. Prior to October 26, 2005, Mutual Bancorp of the Berkshires, Inc., a Massachusetts-chartered mutual holding company (referred to herein as the “Company”), owned all of the outstanding common stock of Legacy Group, Inc., the Massachusetts-chartered mid-tier bank holding company of the Bank (the “Mid-Tier”), and the Mid-Tier owned all of the outstanding common stock of the Bank.

Effective as of October 26, 2005, the Company and the Mid-Tier merged out of existence, and the Registrant consummated the sale of 9,545,000 shares of its common stock to the public at a price of $10 per share, and contributed 763,600 shares of its common stock to The Legacy Banks Foundation in exchange for $0.01 per share, being the par value of the shares. Also on October 26, 2005, Legacy Banks issued all of its shares of common stock to the Registrant in exchange for 50% of the net proceeds of the public offering. During the period presented in this Quarterly Report on Form 10-Q, the Registrant had not yet been formed. Therefore, the financial information presented in this report is that of Mutual Bancorp of the Berkshires, Inc. and its direct and indirect subsidiaries.

MUTUAL BANCORP OF THE BERKSHIRES AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash and due from banks	$13,914	$11,879
Short-term investments	14,604	4,919

Cash and cash equivalents	28,518	16,798

Securities	129,330	131,215
Loans held for sale	873	616
Loans, net of allowance for loan losses of $4,140 in 2005 (unaudited) and $3,846 in 2004	519,629	504,728
Premises and equipment, net	14,171	13,777
Accrued interest receivable	2,839	2,789
Goodwill, net	3,085	3,085
Net deferred tax asset	2,391	2,783
Bank-owned life insurance	3,719	3,886
Other assets	2,340	1,610

	$706,895	$681,287

LIABILITIES AND RETAINED EARNINGS

Deposits	$483,224	$450,868
Securities sold under agreements to repurchase	4,480	4,557
Federal Home Loan Bank advances	152,400	159,704
Mortgagors’ escrow accounts	808	1,020
Accrued expenses and other liabilities	4,933	5,691

Total liabilities	645,845	621,840

Retained earnings	61,374	59,437
Accumulated other comprehensive (loss) income	(324)	10

Total retained earnings	61,050	59,447

	$706,895	$681,287

See accompanying notes to condensed consolidated financial statements

MUTUAL BANCORP OF THE BERKSHIRES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans, including fees	$7,588	$6,654	$14,867	$13,272
Securities:
Taxable	1,187	920	2,346	1,903
Tax-Exempt	43	5	73	11
Short-term investments	52	12	94	26

Total interest and dividend income	8,870	7,591	17,380	15,212

Interest expense:
Deposits	1,968	1,304	3,657	2,602
Federal Home Loan Bank advances	1,636	1,331	3,289	2,665
Other borrowed funds	19	210	37	425

Total interest expense	3,623	2,845	6,983	5,692

Net interest income	5,247	4,746	10,397	9,520
Provision for loan losses	130	111	377	100

Net interest income, after provision for loan losses	5,117	4,635	10,020	9,420

Non-interest income:
Customer service fees	676	689	1,338	1,279
Trust department fees	226	213	439	420
Insurance fees	29	69	72	130
Gain (loss) on sales of securities, net	35	71	77	118
Loss on impairment of securities available for sale	(25)	—	(25)	—
Loss on impairment of other closely held stocks	—	(6)	—	(10)
Gain on sales of loans, net	49	95	69	166
Miscellaneous	23	—	46	12

Total non-interest income	1,013	1,131	2,016	2,115

Non-interest expenses:
Salaries and employee benefits	2,566	2,532	5,073	4,921
Occupancy and equipment	545	523	1,089	1,077
Data processing	485	463	933	948
Professional fees	132	159	261	270
Advertising	197	152	349	328
Other general and administrative	585	634	1,191	1,230

Total non-interest expenses	4,510	4,463	8,896	8,774

Income before income taxes	1,620	1,303	3,140	2,761
Provision for income taxes	622	493	1,203	1,059

Net income	$998	$810	$1,937	$1,702

See accompanying notes to condensed consolidated financial statements

MUTUAL BANCORP OF THE BERKSHIRES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Retained Earnings
	Shares	Amount
Balance at December 31, 2003	—	—	—	—	55,883	452	56,335

Comprehensive income:
Net income (unaudited)	—	—	—	—	1,702	—	1,702
Change in net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects (unaudited)	—	—	—	—	—	(1,152)	(1,152)

Total comprehensive income (unaudited)							550

Balance at June 30, 2004 (Unaudited)	—	—	—	—	57,585	(700)	56,885

Balance at December 31, 2004	—	—	—	—	59,437	10	59,447

Comprehensive income:
Net income (unaudited)	—	—	—	—	1,937	—	1,937
Change in net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects (unaudited)	—	—	—	—	—	(334)	(334)

Total comprehensive income (unaudited)							1,603

Balance at June 30, 2005 (Unaudited)	$—	$—	$—	$—	$61,374	$(324)	$61,050

See accompanying notes to condensed consolidated financial statements

MUTUAL BANCORP OF THE BERKSHIRES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$1,937	$1,702
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(377)	(100)
Net amortization of securities	139	271
Depreciation and amortization expense	459	471
Gain on sales of securities, net	(77)	(118)
Loss on impairment of securities available for sale	25	—
Loss on impairment of other closely held stocks	—	10
Gain on sales of loans, net	(69)	(166)
Loans originated for sale	(5,290)	(6,340)
Proceeds from sale of loans	5,033	6,375
Deferred tax benefit	602	526
Net change in:
Bank-owned life insurance	167	(1,293)
Accrued interest receivable	(50)	195
Other assets	(730)	(409)
Accrued expenses and other liabilities	(758)	(775)

Net cash provided by operating activities	1,011	349

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	3,652	854
Maturities, prepayments and calls	10,021	27,042
Purchases	(12,193)	(21,414)
Purchases of Federal Home Loan Bank stock	(226)	(279)
Loan originations and purchases, net of principal payments	(14,455)	(21,863)
Additions to premises and equipment	(853)	(152)

Net cash used in investing activities	(14,054)	(15,812)

See accompanying notes to condensed consolidated financial statements

MUTUAL BANCORP OF THE BERKSHIRES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

(Dollars in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from financing activities:
Net increase in deposits	32,356	16,164
Net decrease in securities sold under agreement to repurchase	(77)	(1,407)
Repayment of Federal Home Loan Bank advances	(76,941)	(48,993)
Proceeds from Federal Home Loan Bank advances	69,637	48,246
Net change in other secured borrowings	—	93
Net increase in mortgagors’ escrow accounts	(212)	39

Net cash provided by financing activities	24,763	14,142

Net decrease in cash and cash equivalents	11,720	(1,321)
Cash and cash equivalents at beginning of period	16,798	23,042

Cash and cash equivalents at end of period	$28,518	$21,721

Supplemental cash flow information:
Interest paid on deposits	$3,620	$3,633
Interest paid on Federal Home Loan Bank advances	3,269	3,299
Interest paid on other borrowed funds	37	425
Income taxes paid	1,200	1,090
Transfers from loans to loans held for sale	6,629	—

See accompanying notes to condensed consolidated financial statements

MUTUAL BANCORP OF THE BERKSHIRES AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of Mutual Bancorp of the Berkshires (“Company”), its wholly-owned subsidiary, Legacy Group, Inc. (“Legacy”), and its wholly-owned subsidiary, Legacy Banks (“Bank”). The accounts of Legacy Banks include all of its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information included herein as of June 30, 2005 and for the interim periods ended June 30, 2005 and 2004 is unaudited; however, in the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be obtained for a full year.

These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Registration Statement on Form S-1 of Legacy Bancorp, Inc.

2. Loan Commitments and other Contingencies

Outstanding loan commitments and other contingencies totaled $98.0 million at June 30, 2005, compared to $107.4 million as of December 31, 2004. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses the changes in financial position and results of operations of Mutual Bancorp of the Berkshires, Inc and subsidiary, and should be read in conjunction with their unaudited consolidated interim financial statements and the notes thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

Certain statements herein constitute “forward-looking statements” and actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe”, “expect”, “anticipate”, “estimate”, and “intend” or future or conditional verbs such as “will”, “would”, “should”, “could”, or “may”. Certain factors that could cause actual results to differ materially from expected results include changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the businesses in which the Company is engaged and changes in the securities market.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. We consider the following to be critical accounting policies:

Allowance for Loan Losses. The determination of the allowance for loan losses is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary. The allowance is evaluated on a regular basis by management and is based on a periodic review of the collectibility of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions.

Income Taxes. Mutual Bancorp uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance related to deferred tax assets is established when, in management’s judgment, it is more likely than not that all or a portion of such deferred tax assets will not be realized.

This discussion has highlighted those accounting policies that management considers to be critical; however all accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 1 to the consolidated financial statements in the Registration Statement on Form S-1 of Legacy Bancorp, Inc., to gain a better understanding of how our financial performance is measured and reported.

Comparison of Financial Condition At June 30, 2005 (unaudited) and December 31, 2004

Overview: Total assets increased by $25.6 million, or 3.8%, from $681.3 million at December 31, 2004 to $706.9 million at June 30, 2005. This increase was primarily due to growth in the loan portfolio of $15.2 million to $520.5 million at June 30, 2005, which is in line with our growth strategy. Cash and short term investments also increased by $11.7 million to $28.5 million at June 30, 2005, as discussed below.

Investment Activities: Cash and short term investments increased by $11.7 million, or 69.6% from $16.8 million at December 31, 2004 to $28.5 million at June 30, 2005. This was primarily due to an increase in overnight federal funds sold, which increased by $9.6 million to $14.4 million at June 30, 2005, and was made possible by funds provided by recent deposit growth. Investment securities decreased $1.9 million, or 1.4%, to $129.3 million at June 30, 2005. The Bank decreased its holdings of corporate bonds and mortgage-backed securities, replacing them with additional federal agency bonds and municipal investments which had attractive tax-equivalent yields. At June 30, 2005, the Company’s available-for-sale portfolio amounted to $118.2 million, or 16.7% of total assets. The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company’s investment securities.

	At June 30, 2005		At December 31, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Securities available for sale:
U.S. Government and agency obligations	$47,445	$46,977	$42,504	$42,263
Municipal bonds	5,516	5,570	3,575	3,565
Corporate bonds and other obligations	7,127	7,222	12,448	12,696
Mortgage-backed securities	54,801	54,222	58,657	58,253

Total debt securities	114,889	113,991	117,184	116,777

Marketable equity securities:
Common stock	3,774	4,190	3,045	3,514

Total securities available for sale	118,663	118,181	120,229	120,291

Securities held to maturity:
Other bonds	161	161	161	161
Mortgage-backed securities	1	1	2	2

	162	162	163	163

Restricted equity securities:
Federal Home Loan Bank of Boston stock	9,056	9,056	8,830	8,830
Savings Bank Life Insurance and DIF stock	1,709	1,709	1,709	1,709
Other restricted equity securities	222	222	222	222

Total restricted equity securities	10,987	10,987	10,761	10,761

Total securities	$129,812	$129,330	$131,153	$131,215

Lending Activities: Total Loans, including loans held for sale, at June 30, 2005 were $520.5 million, an increase of $15.2 million, or 3.0%, from $505.3 million at December 31, 2004. The following table sets forth the composition of the Company’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At June 30, 2005		At December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans on real estate:
Residential	$278,572	53.20%	$276,318	54.36%
Commercial	155,887	29.77	141,616	27.86
Home equity	54,907	10.49	55,078	10.83

	489,366	93.46	473,012	93.05

Other loans:
Commercial	24,860	4.75	24,856	4.89
Consumer and other	9,363	1.79	10,482	2.06

	34,223	6.54	35,338	6.95

Total loans	523,589	100.00%	508,350	100.00%

Other Items:
Net deferred loan costs	180		224
Allowance for loan losses	(4,140)		(3,846)

Total Loans, net	$519,629		$504,728

An increase in commercial and commercial real estate loans of $14.3 million and an increase in residential mortgages of $2.3 million accounted for the increase in net loans, offset in part by a decrease of $1.1 million in other consumer loans. The overall increase was primarily the result of the Bank’s significant business development efforts in the Albany, New York area, which helped to geographically diversify our loan mix.

Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. No interest income from these loans was recorded in net income for the six months ended June 30, 2005. At June 30, 2005 and December 31, 2004, the Bank has one troubled debt restructuring (a loan for which a portion of interest or principal has been forgiven or the loan modified at an interest rate less than current market rates). The balance of this loan was $773,000 and $891,000 at June 30, 2005 and December 31, 2004, respectively.

	At June 30, 2005	At December 31, 2004
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$50	$123
Commercial mortgage	569	1,229
Commercial	590	388
Home equity, consumer and other	—	29

Total non-accrual loans	1,209	1,769

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—
Commercial mortgage	—	—
Commercial	—	—
Home equity, consumer and other	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing assets	$1,209	$1,769

Ratios:
Non-performing loans to total loans	0.23%	0.35%
Non-performing assets to total assets	0.17%	0.26%

Allowance for Loan Losses. In originating loans, the Bank recognizes that losses will be experienced on loans and that the risk of loss will vary with many factors, including the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan over the term of the loan. The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio, and as such, this allowance represents management’s best estimate of the probable known and inherent credit losses in the loan portfolio as of the date of the financial statements.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, portfolio volume and mix, geographic and large borrower concentrations, estimated credit losses based on internal and external portfolio reviews, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of the loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank generally does not separately identify individual consumer and residential loans for impairment disclosures. At June 30, 2005, impaired loans totaled $2.5 million, including one loan with a valuation allowance of $179,000.

While the Bank believes that it has established adequate allocated and general allowances for losses on loans, adjustments to the allowance may be necessary if future conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Bank’s regulators periodically review the allowance for loan losses. These regulatory agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination, thereby negatively affecting the Bank’s financial condition and earnings.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Balance at beginning of period	$4,009	$3,843	$3,846	$4,420

Charge-offs:
Mortgage loans on real estate:
Other loans:
Commercial business	(23)	(25)	(101)	(684)
Consumer and other	(22)	(18)	(51)	(35)

Total other loans	(45)	(43)	(152)	(719)

Total charge-offs	(45)	(43)	(152)	(719)
Recoveries:
Mortgage loans on real estate
Other loans:
Commercial business	14	1	24	99
Consumer and other	31	5	45	17

Total other loans	45	6	69	116

Total recoveries	45	6	69	116

Net charge-offs	—	(37)	(83)	(603)
Provision for loan losses	131	111	377	100

Balance at end of period	$4,140	$3,917	$4,140	$3,917

Ratios:
Net charge-offs to average loans outstanding (annualized)	0.00%	-0.03%	-0.03%	-0.26%
Allowance for loan losses to non-performing loans at end of period	342.43%	247.44%	342.43%	247.44%
Allowance for loan losses to total loans at end of period	0.79%	0.80%	0.79%	0.80%

Deposits: The following table sets forth the Bank’s deposit accounts (including escrow deposits) for the periods indicated.

	June 30, 2005		December 31, 2004
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)
Deposit type:
Demand deposits	$52,111	10.77%	$48,057	10.63%
Regular savings	70,114	14.49	73,567	16.28
LifePath Savings	70,583	14.58	62,309	13.79
Money market deposits	66,339	13.71	63,473	14.05
NOW deposits	42,230	8.72	39,036	8.64

Total transaction accounts	301,377	62.26	286,442	63.39
Certificates of deposit	182,655	37.74	165,446	36.61

Total deposits	$484,032	100.00%	$451,888	100.00%

Deposits increased $32.1 million, or 7.1%, to $484.0 million at June 30, 2005 from $451.9 million at December 31, 2004. This increase was due to increases in certificates of deposit, certain money market accounts and LifePath Savings Account. Certificates of deposit, including brokered certificates, increased by $17.2 million, or 10.4%, to $182.7 million, and our LifePath Savings accounts increased by $8.3 million, or 13.3%, to $70.6 million at June 30, 2005. LifePath Savings accounts, introduced in January 2004, pay a high interest rate similar to a money market rate and are made available, along with certain special benefits, to clients who maintain certain minimum balances and deposit accounts with the Bank. Our various money market accounts increased by $2.9 million, or 4.5% to $66.3 million at June 30, 2005. The increase in deposits is attributable to our competitive rates and focused marketing efforts.

Borrowings are primarily from the Federal Home Loan Bank of Boston and have decreased $7.3 million, or 4.6%, to $156.9 million at June 30, 2005. The success in attracting new deposits has allowed the Bank to repay shorter term borrowings as they have matured.

Retained Earnings increased by $1.6 million to $61.1 million at June 30, 2005, an increase of 2.7%. This change resulted from net income of $1.9 million for the six months ended June 30, 2005, offset by an increase in our unrealized loss on available for sale securities by $334,000 to a balance of $325,000. Our ratio of capital to total assets was 8.64% as of June 30, 2005, compared to 8.73% as of December 31, 2004.

Comparison of Operating Results For the Three Months Ended June 30, 2005 and June 30, 2004

Net Income for the three months ended June 30, 2005 was $998,000, a 23.2% increase from $810,000 for the same period in 2004. This increase was primarily due to an increase in net interest income of $501,000 for the three months ended June 30, 2005, offset primarily by a decrease of $118,000 in non-interest income and an increase in non-interest expenses and income taxes of $176,000.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense. Legacy does not accrue interest on loans on non-accrual status, however, the balance of these loans is included in the total average balance, which has the effect of lowering average loan yields.

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans - Net (2)	$518,092	$7,588	5.86%	$478,216	$6,654	5.57%
Investment securities	128,148	1,230	3.84%	115,716	925	3.20%
Interest-earning deposits	7,591	52	2.74%	5,611	12	0.86%

Total interest-earning assets	653,831	8,870	5.43%	599,543	7,591	5.06%
Non-interest-earning assets	37,421			34,808

Total assets	$691,252			$634,351

Interest-bearing liabilities:
Savings deposits	$70,769	76	0.43%	$81,460	84	0.41%
LifePath Savings	70,086	384	2.19%	36,183	170	1.88%
Money market	60,781	230	1.51%	73,896	154	0.83%
NOW accounts	38,838	20	0.21%	37,149	14	0.15%
Certificates of deposits	178,259	1,258	2.82%	149,511	882	2.36%

Total deposits	418,733	1,968	1.88%	378,199	1,304	1.38%
Borrowed Funds	158,211	1,655	4.18%	146,618	1,541	4.20%

Total interest-bearing liabilities	576,944	3,623	2.51%	524,817	2,845	2.17%
Non-interest bearing liabilities	53,709			51,362

Total liabilities	630,653			576,179
Equity	60,599			58,172

Total liabilities and equity	$691,252			$634,351

Net interest income		$5,247			$4,746

Net interest rate spread (3)			2.92%			2.89%
Net interest-earning assets (4)	$76,887			$74,726

Net interest margin (5)			3.21%			3.17%
Average interest-earning assets to interest-bearing liabilities			113.33%			114.24%

(1)	Yields and rates for the three months ended June 30, 2005 and 2004 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended June 30, 2005 and 2004.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of the Bank’s interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-

earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended June 30, 2005 vs. 2004
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans - Net	$575	$359	$934
Investment securities	106	199	305
Interest-earning deposits	5	35	40

Total interest-earning assets	686	593	1,279

Interest-bearing liabilities:
Savings deposits	(13)	5	(8)
LifePath Savings	182	32	214
Money market	(21)	97	76
NOW accounts	1	5	6
Certificates of deposits	187	189	376

Total deposits	336	328	664
Borrowed Funds	121	(7)	114

Total interest-bearing liabilities	457	321	778

Change in net interest income	$229	$272	$501

Net interest income for the three months ended June 30, 2005 was $5.2 million, an increase of $501,000, or 10.6% over the same period of 2004, primarily due to an increase in our average loans outstanding of $39.9 million, or 8.3%, and an increase in the average balance of investment securities of $12.4 million, or 10.7%, for the three months ended June 30, 2005 over the same period of 2004, as well as a slight increase in our net interest margin.

Interest income for the three months ended June 30, 2005 increased $1.3 million, or 16.8%, to $8.9 million over the same period of 2004. This increase was primarily due to an increase in average interest earning assets of $55.9 million for the three months ended June 30, 2005, which is consistent with our growth strategy. For the three months ended June 30, 2005, average outstanding loans increased $39.9 million, or 8.3%, and the average balance of investment securities increased $12.4 million, or 10.7%, over the three month period ended June 30, 2004, which provided additional interest income of $575,000 and $106,000, respectively, for the three months ended June 30, 2005. The average yield on interest earning assets increased 37 basis points to 5.43% for the three months ended June 30, 2005, compared to 5.06% for the same period in 2004, accounting for additional interest income of $593,000.

Interest expense increased $778,000, or 27.3%, to $3.6 million for the three months ended June 30, 2005 as compared to $2.8 million during the same period in 2004. $457,000 of this increase was due to an increase in average interest bearing liabilities of $52.1 million, or 9.9%, at June 30, 2005. The average cost of funds also increased to 2.51% for the three month period ended June 30, 2005, an increase of 34 basis points from a cost of funds of 2.17% for the same period in 2004, which increased interest expense by $321,000. Deposit growth, especially LifePath Savings accounts, certificates of deposit, and increased borrowings from the Federal Home Loan Bank generated this increased interest expense while allowing us to fund our loan growth and maintain liquidity.

Provision for loan loss expense increased to $130,000 for the three months ended June 30, 2005, compared to $111,000 for the three months ended June 30, 2004, primarily as of a result of the increase in commercial real estate loans. Provisions for loan loss are affected by loan growth, loan mix, and our evaluation of the loan portfolio, all of which impacted the increase. At June 30, 2005, our total allowance for loan losses was $4.1 million, or 0.79% of total loans, compared to $3.9 million or 0.80% of total loans, at June 30, 2004.

Non-interest income totaled $1.0 million for the three months ended June 30, 2005, a decrease of $118,000 from the same period a year ago. This decrease is primarily a result of less income from gains on sale of stock, gains on sale of mortgages and fee income from the sale of annuities. These decreases were mostly offset by increased income from checking accounts, bank owned life insurance and fiduciary income fees from our Legacy Portfolio Management division.

Non-interest expense increased $47,000, or 1.1%, to $4.5 million for the three months ended June 30, 2005. Salaries and employee benefits expenses increased $34,000, or 1.3%, to $2.6 million for the three months ended June 30, 2005. This increase is a result of merit increases for salaries and increased retirement expenses, offset by a slight reduction in staff. Increases in data processing, occupancy and advertising were generally offset by decreases to professional fees, insurance and other expenses.

Income tax expense increased $129,000 to $622,000 for the three months ended June 30, 2005, due to an increase in taxable income of $317,000 for the three months ended June 30, 2005 as compared to the same period in 2004. Our combined federal and state effective tax rate was 38.4% and 37.8% respectively, for each period.

Comparison of Operating Results For The Six Months Ended June 30, 2005 (unaudited) and June 30, 2004 (unaudited)

Net income for the six months ended June 30, 2005 was $1.9 million, a 13.8% increase from $1.7 million for the same period in 2004. This increase was primarily due to an increase in net interest income of $877,000 for the six months ended June 30, 2005, offset primarily by an increase of $277,000 in the loan loss provisions and an increase in non-interest expenses of $122,000.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense. Legacy does not accrue interest on loans on non-accrual status, however, the balance of these loans is included in the total average balance, which has the effect of lowering average loan yields.

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans - Net (2)	$515,049	$14,867	5.77%	$472,569	$13,272	5.62%
Investment securities	128,497	2,419	3.77%	116,451	1,914	3.29%
Interest-earning deposits	7,583	94	2.48%	6,169	26	0.84%

Total interest-earning assets	651,129	17,380	5.34%	595,189	15,212	5.11%
Non-interest-earning assets	36,907			34,863

Total assets	$688,036			$630,052

Interest-bearing liabilities:
Savings deposits	$71,532	153	0.43%	$84,925	178	0.42%
LifePath Savings	68,548	735	2.14%	23,884	231	1.93%
Money market	59,190	389	1.31%	78,137	346	0.89%
NOW accounts	38,193	39	0.20%	35,804	24	0.13%
Certificates of deposits	172,867	2,341	2.71%	150,204	1,823	2.43%

Total deposits	410,330	3,657	1.78%	372,954	2,602	1.40%
Borrowed Funds	164,254	3,326	4.05%	148,349	3,090	4.17%

Total interest-bearing liabilities	574,584	6,983	2.43%	521,303	5,692	2.18%
Non-interest bearing liabilities	53,098			51,286

Total liabilities	627,682			572,589
Equity	60,354			57,463

Total liabilities and equity	$688,036			$630,052

Net interest income		$10,397			$9,520

Net interest rate spread (3)			2.91%			2.93%
Net interest-earning assets (4)	$76,545			$73,886

Net interest margin (5)			3.19%			3.20%
Average interest-earning assets to interest-bearing liabilities			113.32%			114.17%

(1)	Yields and rates for the six months ended June 30, 2005 and 2004 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the six months ended June 30, 2005 and 2004.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of the Bank’s interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Six Months Ended June 30, 2005 vs. 2004
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans - Net	$1,230	$365	$1,595
Investment securities	210	295	505
Interest-earning deposits	7	61	68

Total interest-earning assets	1,447	721	2,168

Interest-bearing liabilities:
Savings deposits	(29)	4	(25)
LifePath Savings	476	28	504
Money market	(45)	88	43
NOW accounts	2	13	15
Certificates of deposits	294	224	518

Total deposits	698	357	1,055
Borrowed Funds	241	(5)	236

Total interest-bearing liabilities	939	352	1,291

Change in net interest income	$508	$369	$877

Net interest income for the six months ended June 30, 2005 was $10.4 million, an increase of $877,000 over the same period of 2004, primarily due to an increase in our average loans outstanding of $42.5 million for the six months ended June 30, 2005 over the same period of 2004, and the relative stability of our net interest margin.

Interest income increased $2.2 million, or 14.3%, to $17.4 million. This increase was primarily due to an increase in average interest earning assets of $55.9 million for the six months ended June 30, 2005, which is consistent with our growth strategy. For the six months ended June 30, 2005, average outstanding loans increased $42.5 million and the average balance of investment securities increased $12.0 million over the six month period ended June 30, 2004, which provided additional interest income of $1.6 million and $506,000, respectively, for the six months ended June 30, 2005. The average yield on interest earning assets increased 23 basis points to 5.34% for the six months ended June 30, 2005, compared to 5.11% for the same period in 2004, which is a result of the higher interest rate environment.

Interest expense increased $1.3 million, or 22.7%, to $7.0 million for the six months ended June 30, 2005. This increase was primarily due to an increase in average interest bearing liabilities of $53.3 million, or 10.2%, for the six months ended June 30, 2005. The average cost of funds also increased to 2.43% for the six month period ended June 30, 2005, an increase of 25 basis points from a cost of funds of 2.18% for the same period in 2004. Deposit growth, especially LifePath Savings accounts, business money market accounts and municipal money market accounts, and increased borrowings from the Federal Home Loan Bank generated this increased interest expense while allowing us to fund our loan growth and maintain liquidity.

Provision for loan loss expense was $377,000 for the six months ended June 30, 2005, compared to $100,000 for the six months ended June 30, 2004, primarily as of a result of the increase in commercial real estate loans. Provisions for loan loss are affected by loan growth, loan mix, and our evaluation of the loan portfolio, all of which impacted the increase. At June 30, 2005, our total allowance for loan losses was $4.0 million, or 0.76% of total loans, compared to $3.5 million or 0.72% of total loans at June 30, 2004.

Non-interest income totaled $2.0 million for the six months ended June 30, 2005, a decrease of $99,000 from the same period a year ago. This decrease is a result of less income from gains on sale of stock, gains on sale of mortgages and fee income from the sale of annuities. These decreases were mostly offset by increased income from checking accounts, bank owned life insurance and fiduciary income fees from our Legacy Portfolio Management division.

Non-interest expense increased $122,000, or 1.4%, to $8.9 million for the six months ended June 30, 2005. Salaries and employee benefits expenses increased $152,000, or 3.1%, to $5.1 million for the six months ended June 30, 2005. This increase is a result of merit increases for salaries and increased retirement expenses, offset by a slight reduction in staff. Data processing expenses decreased slightly by $14,000, and no real estate foreclosure expenses were incurred during the six months ended June 30, 2005, compared to $23,000 in such expenses for the same period in 2004.

Income tax expense increased $144,000 to $1.2 million, or 13.6% for the six months ended June 30, 2005, due to an increase in taxable income of $379,000 for the six months ended June 30, 2005. Our combined federal and state effective tax rate was 38.3% for both periods.

Minimum Regulatory Capital Requirements: As of June 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Upon the consummation of the Company’s public offering, the Company expects its capital ratios to be significantly higher. For further discussion of the public offering, see Part II, Item 2(b) of this report. The Company’s and Bank’s capital amounts and ratios as of June 30, 2005 (unaudited) and December 31, 2004 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2005:
Total capital to risk weighted assets:
Company	$62,758	13.2%	37,929	8.0%	N/A	N/A
Legacy Banks	60,776	12.6	37,889	8.0	$47,361	10.0%
Tier 1 capital to risk weighted assets:
Company	58,241	12.3	18,964	4.0	N/A	N/A
Legacy Banks	56,259	11.9	18,944	4.0	28,417	6.0
Tier 1 capital to average assets:
Company	58,241	8.5	27,525	4.0	N/A	N/A
Legacy Banks	56,259	8.2	20,585	3.0	34,308	5.0
December 31, 2004:
Total capital to risk weighted assets:
Company	$60,592	13.0%	$37,319	8.0%	N/A	N/A
Legacy Banks	58,603	12.6	37,285	8.0	$46,607	10.0%
Tier 1 capital to risk weighted assets:
Company	56,352	12.1	18,659	4.0	N/A	N/A
Legacy Banks	54,363	11.7	18,643	4.0	27,964	6.0
Tier 1 capital to average assets:
Company	56,352	8.3	27,269	4.0	N/A	N/A
Legacy Banks	54,363	8.0	20,391	3.0	33,984	5.0

Item 3:	Quantitative and Qualitative Disclosures About Risk Management

There have been no material changes in the Company’s market risk during the six months ended June 30, 2005. See disclosures as of April 30, 2005 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Registration Statement on Form S-1 (File No. 333-126481), as amended.

Contractual Obligations. The following tables present information indicating various contractual obligations and commitments of the Bank as of June 30, 2005 and the respective maturity dates:

	June 30, 2005
	Total	One Year or Less	More than One Year through Three Years	More than Three Years through Five Years	Over Five Years
		(Dollars in Thousands)
Federal Home Loan Bank of Boston advances	$152,400	$27,500	$53,780	$29,356	$41,764
Securities sold under agreements to repurchase	4,480	4,480	—	—	—

Total contractual obligations	$156,880	$31,980	$53,780	$29,356	$41,764

Loan Commitments and other contingencies. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about Legacy Banks’ loan commitments and other contingencies outstanding as of June 30, 2005:

	Total	One Year or Less	More than One Year through Three Years	More than Three Years Through Five Years	Over Five years
	(Dollars in Thousands)
Commitments to grant loans (1)	$15,705	$15,705	$—	$—	$—
Commercial loan lines-of-credit	9,441	9,441	—	—	—
Unused portion of home equity loans (2)	57,268	210	1,220	1,598	54,240
Unused portion of construction loans (3)	8,143	8,143	—	—	—
Unused portion of overdraft lines-of-credit(4)	4,716	—	—	—	4,716
Unused portion of personal lines-of-credit(5)	447	—	—	—	447
Standby letters of credit(6)	721	721	—	—	—
Other commitments and contingencies	1,587	—	1,587	—	—

Total loan commitments	$98,028	$34,220	$2,807	$1,598	$59,403

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of construction loans are available to the borrower for up to one year for development loans and up to one year for other construction loans.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.

Off-Balance Sheet Arrangements: Other than loan commitments, the Bank does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 4:	Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of end of the period covered by this report, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2(b)	Unregistered Sales of Equity Securities and Use of Proceeds

Legacy Bancorp, Inc. (the “Registrant”) was formed in connection with the conversion of the holding company structure of Legacy Banks from mutual to stock form. Prior to completion of the conversion, Mutual Bancorp of the Berkshires, Inc. (the “Company”) owned all of the common stock of Legacy Group, Inc. (the “Mid-Tier”) and the Mid-Tier owned all of the common stock of Legacy Banks, a Massachusetts-chartered stock savings bank. The Mid-Tier and Mutual Bancorp ceased to exist as a result of the conversion, and the Registrant became the owner of all of the outstanding common stock of Legacy Banks.

In connection with the conversion, on or about September 12, 2005, the Registrant commenced a public offering of 9,545,000 shares of its common stock in a subscription offering for a purchase price of $10.00 per share pursuant to a Registration Statement on Form S-1 (No. 333-126481) which was declared effective by the Securities and Exchange Commission on September 12, 2005. In accordance with the Plan and pursuant to the registration statement, first priority rights to subscribe for shares of the Registrant’s common stock was offered to eligible depositors of Legacy Banks. Such depositors subscribed for all of the stock offered for sale. In addition, the Registrant contributed 763,600 shares to The Legacy Banks Foundation, a 509(a) private foundation established in connection with the conversion. Ryan Beck & Co., LLC (“Ryan Beck”) was engaged to assist in the marketing of the common stock. For their services, Ryan Beck received an advisory fee of $25,000 and a marketing fee of $912,257, representing 1% of the dollar amount of common stock sold in the offering other than (i) shares purchased by officers, directors and employees or their immediate families and (ii) shares contributed to the Legacy Banks Foundation, for which no fee was paid. In addition, Ryan Beck & Co. was reimbursed $95,000 for expenses, including attorney fees.

The stock offering, which expired on October 11, 2005 and was consummated on October 26, 2005, resulted in the sale of 9,545,000 shares for gross proceeds of approximately $95.5 million. Expenses related to the offering were approximately $2.8 million, including the expenses paid to Ryan Beck described above, none of which was paid to officers or directors of the Registrant or associates of such persons. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $92.7 million. As a result of completion of the offering, 10,308,600 shares are outstanding, representing 9,545,000 shares sold at $10 per share, and 763,600 shares contributed to The Legacy Banks Foundation for payment of the $.01 par value per share.

50% of the net proceeds of the offering was retained by the Registrant, and 50% was contributed to Legacy Banks in exchange for all of the outstanding common stock of Legacy Banks. All of such proceeds will initially be invested in short-term investments with maturities of ninety days or less. Upon maturity of the short-term investments, the resulting funds will be re-invested predominately in investment securities with maturities of five years or less. During the remainder of 2005, the offering proceeds will be used to repay loans to the Federal Home Loan Bank of Boston, or used to fund loan growth.

Item 5:	Other Information

Employment Agreements

Legacy Bancorp, Inc. and Legacy Banks, respectively, entered into employment agreements with J. Williar Dunlaevy, Michael A. Christopher, Steven F. Pierce, Stephen M. Conley and Richard M. Sullivan on October 26, 2005. The agreements provide for an annual base salary, subject to increase, among other benefits. They also guarantee customary corporate indemnification and insurance coverage under a standard directors’ and officers’ insurance policy throughout the employment term. The initial term of the agreement for Mr. Dunlaevy and Mr. Christopher is three years, and the initial term of the agreement with Messrs. Conley, Pierce and Sullivan is two years. Copies of these employment agreements were filed as exhibits to our Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended, and have been incorporated by reference as exhibits to this report.

Employee Severance Compensation Plan

On October 26, 2005, Legacy Bancorp established an employee severance compensation plan, which provides eligible employees with severance pay benefits and other benefits in the event that their employment is terminated within a year after a change in control of Legacy Bancorp or Legacy Banks. Copies of this plan was filed as an exhibit to our Registration

Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended, and has been incorporated by reference as an exhibit to this report.

Employee Stock Ownership Plan

On October 26, 2005, Legacy Banks established an employee stock ownership plan for its employees. Employees with three months of service and who have attained age 21 will be eligible to participate in Legacy Banks’ employee stock ownership plan. The employee stock ownership plan will borrow from a subsidiary of Legacy Bancorp (the “ESOP Subsidiary”) to fund purchases of common stock of Legacy Bancorp on the open market. The loan from the ESOP Subsidiary to the employee stock ownership plan will be repaid principally from Legacy Banks’ contributions to the employee stock ownership plan over a period of 15 years and the collateral for the loan will be the stock purchased by the employee stock ownership plan. The interest rate for the employee stock ownership plan loan from the ESOP Subsidiary is fixed at 6.75%. First Bankers Trust Services has been appointed by Legacy Banks to serve as the trustee of the trust funding the Legacy Banks employee stock ownership plan.

Upon the completion of one year of service, the account balances of employee stock ownership plan participants will become 20% vested. The vested percentage of participants’ account balances will thereupon be increased by an additional 20% for each additional year of service, until account balances reach 100% vesting upon the completion of five years of service. Credit is given for years of service with Legacy Banks or any of its affiliates prior to the adoption of the employee stock ownership plan. In the event of a “change in control,” as defined in the employee stock ownership plan, however, participants will become immediately fully vested in their account balances. Participants will also become fully vested in their account balances upon death, disability, retirement, termination of this plan, or the permanent and complete discontinuance of contributions by Legacy Banks and any of its affiliates to this plan. Benefits may be payable upon retirement or separation from service.

Copies of the employee stock ownership plan document, the employee stock ownership plan loan document and the employee stock ownership plan trust agreement were filed as exhibits to our Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended, and have been incorporated by reference as exhibits to this report.

Item 6:	Exhibits

See Index to Exhibits immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY BANCORP, INC.

Date: October 27, 2005	/s/ J. WILLIAR DUNLAEVY
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date: October 27, 2005	/s/ STEPHEN M. CONLEY
Stephen M. Conley
Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)

INDEX TO EXHIBITS

2.1	Amended and Restated Plan of Conversion

3.1	Certificate of Incorporation of Legacy Bancorp, Inc.

3.2	Bylaws of Legacy Bancorp, Inc. (as amended)

10.1	Legacy Banks ESOP Trust Agreement*

10.2	ESOP Plan Document*

10.3	ESOP Loan Documents*

10.4.1	Employment Agreement between Legacy Banks and J. Williar Dunlaevy*

10.4.2	Employment Agreement between Legacy Banks and Michael A. Christopher*

10.4.3	Employment Agreement between Legacy Banks and Steven F. Pierce*

10.4.4	Employment Agreement between Legacy Banks and Stephen M. Conley*

10.4.5	Employment Agreement between Legacy Banks and Richard M. Sullivan*

10.5.1	Employment Agreement between Legacy Bancorp, Inc. and J. Williar Dunlaevy*

10.5.2	Employment Agreement between Legacy Bancorp, Inc. and Michael A. Christopher*

10.5.3	Employment Agreement between Legacy Bancorp, Inc. and Steven F. Pierce*

10.5.4	Employment Agreement between Legacy Bancorp, Inc. and Stephen M. Conley*

10.5.5	Employment Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan*

10.8	Legacy Banks Employee Severance Compensation Plan*

10.9.1	Legacy Banks Supplemental Executive Retirement Plan with J. Williar Dunlaevy*

10.9.2	Legacy Banks Supplemental Executive Retirement Plan with Michael A. Christopher*

10.10	Director Fee Continuation Plan*

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Stephen M. Conley

32	Certification pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended