Form 10-Q/A
period 2005-06-30
Legacy Bancorp, Inc.
filed 2005-11-09
CIK 1332199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note: This Amendment to the Form 10-Q filed on October 27, 2005, is being filed solely to indicate that the Registrant is not (and at the time of the filing was not) a shell company as defined in Rule 12(b)-2 of the Securities and Exchange Act of 1934, as amended. No other revisions have been made to our financial statements or any other disclosure contained in the quarterly report on Form 10-Q.

Item 6: Exhibits

See Index to Exhibits immediately following the signature page.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY BANCORP, INC.

Date: November 9, 2005	/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date: November 9, 2005	/s/ Stephen M. Conley
Stephen M. Conley
Senior Vice President, Chief Financial Officer and
Treasurer (Principal Accounting Officer)

3

INDEX TO EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Stephen M. Conley

32	Certification pursuant to 18 U.S.C. Section 1350*

*	Previously filed with Form 10-Q on October 27, 2005.

4