Form 10-Q
period 2005-09-30
Legacy Bancorp, Inc.
filed 2005-11-10
CIK 1332199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number

LEGACY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3135053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

99 North Street, Pittsfield, Massachusetts	01201
(Address of principal executive offices)	(Zip Code)

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

Item 1: Financial Statements

Effective as of October 26, 2005, Legacy Bancorp, Inc., a Delaware corporation (the “Registrant”), became the holding company of Legacy Banks, a Massachusetts-chartered stock savings bank, in connection with the conversion of the holding company structure of Legacy Banks from mutual to stock form. Prior to October 26, 2005, Mutual Bancorp of the Berkshires, Inc., a Massachusetts-chartered mutual holding company (referred to herein as the “Company”), owned all of the outstanding common stock of Legacy Group, Inc., the Massachusetts-chartered mid-tier bank holding company of Legacy Banks (the “Mid-Tier”), and the Mid-Tier owned all of the outstanding common stock of Legacy Banks.

Effective as of October 26, 2005, the Company and the Mid-Tier merged out of existence, and the Registrant consummated the sale of 9,545,000 shares of its common stock to the public at a price of $10.00 per share, and contributed an additional 763,600 shares of its outstanding common stock to The Legacy Banks Foundation in exchange for $0.01 per share, being the par value of the shares. Also on October 26, 2005, Legacy Banks issued all of its shares of common stock to the Registrant in exchange for 50% of the net proceeds of the public offering. During the period presented in this Quarterly Report on Form 10-Q, the Registrant was newly organized and owned no assets. Therefore, the financial information presented in this report is that of Mutual Bancorp of the Berkshires, Inc. and its direct and indirect subsidiaries.

MUTUAL BANCORP OF THE BERKSHIRES AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash and due from banks	$14,213	$11,879
Short-term investments	19,267	4,919

Cash and cash equivalents	33,480	16,798

Securities	140,517	131,215
Loans held for sale	608	616
Loans, net of allowance for loan losses of $4,196 in 2005 (unaudited) and $3,846 in 2004	533,227	504,728
Premises and equipment, net	14,326	13,777
Accrued interest receivable	2,982	2,789
Goodwill, net	3,085	3,085
Net deferred tax asset	2,702	2,783
Bank-owned life insurance	3,861	3,886
Other assets	2,940	1,610

	$737,728	$681,287

LIABILITIES AND RETAINED EARNINGS

Deposits	$495,396	$450,868
Securities sold under agreements to repurchase	5,459	4,557
Federal Home Loan Bank advances	168,564	159,704
Mortgagors’ escrow accounts	1,238	1,020
Accrued expenses and other liabilities	5,258	5,691

Total liabilities	675,915	621,840

Retained earnings	62,655	59,437
Accumulated other comprehensive (loss) income	(842)	10

Total retained earnings	61,813	59,447

	$737,728	$681,287

See accompanying notes to condensed consolidated financial statements

MUTUAL BANCORP OF THE BERKSHIRES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans, including fees	$7,925	$6,904	$22,791	$20,176
Securities:
Taxable	1,222	1,022	3,569	2,926
Tax-Exempt	51	8	124	19
Short-term investments	96	22	190	48

Total interest and dividend income	9,294	7,956	26,674	23,169

Interest expense:
Deposits	2,226	1,449	5,885	4,053
Federal Home Loan Bank advances	1,681	1,436	4,969	4,102
Other borrowed funds	25	210	61	633

Total interest expense	3,932	3,095	10,915	8,788

Net interest income	5,362	4,861	15,759	14,381
Provision for loan losses	99	252	476	352

Net interest income, after provision for loan losses	5,263	4,609	15,283	14,029

Non-interest income:
Customer service fees	701	656	2,039	1,935
Trust department fees	228	205	667	624
Income from bank owned life insurance	96	18	139	18
Insurance fees	48	73	120	203
Gain (loss) on sales of securities, net	61	(18)	138	99
Loss on impairment of securities available for sale	—	—	(25)	—
Loss on impairment of other closely held stocks	—	—	—	(10)
Gain on sales of loans, net	117	63	186	229
Miscellaneous	3	227	7	230

Total non-interest income	1,254	1,224	3,271	3,328

Non-interest expenses:
Salaries and employee benefits	2,570	2,602	7,644	7,524
Occupancy and equipment	540	503	1,629	1,580
Data processing	475	452	1,409	1,400
Professional fees	133	133	394	402
Advertising	166	125	515	452
Other general and administrative	521	520	1,710	1,741

Total non-interest expenses	4,405	4,335	13,301	13,099

Income before income taxes	2,112	1,498	5,253	4,258

Provision for income taxes	832	589	2,035	1,647

Net income	$1,280	$909	$3,218	$2,611

See accompanying notes to condensed consolidated financial statements

MUTUAL BANCORP OF THE BERKSHIRES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Retained Earnings
	Shares	Amount
Balance at December 31, 2003	—	$—	$—	$—	$55,883	$452	$56,335

Comprehensive income:
Net income (unaudited)	—	—	—	—	2,611	—	2,611
Change in net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects (unaudited)	—	—	—	—	—	(315)	(315)

Total comprehensive income (unaudited)							2,296

Balance at September 30, 2004 (unaudited)	—	$—	$—	$—	$58,494	$137	$58,631

Balance at December 31, 2004	—	$—	$—	$—	$59,437	$10	$59,447

Comprehensive income:
Net income (unaudited)	—	—	—	—	3,218	—	3,218
Change in net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects (unaudited)	—	—	—	—	—	(852)	(852)

Total comprehensive income (unaudited)					—		2,366

Balance at September 30, 2005 (unaudited)	—	$—	$—	$—	$62,655	$(842)	$61,813

See accompanying notes to condensed consolidated financial statements

MUTUAL BANCORP OF THE BERKSHIRES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$3,218	$2,611
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(476)	(352)
Net amortization of securities	204	374
Amortization of mortgage servicing rights	4	—
Depreciation and amortization expense	706	697
Gain on sales of securities, net	(138)	(99)
Loss on impairment of securities available for sale	25	—
Loss on impairment of other closely held stocks	—	10
Gain on sales of loans, net	(186)	(229)
Loans originated for sale	(8,504)	(9,105)
Proceeds from sale of loans	8,512	9,753
Deferred tax benefit	601	526
Net change in:
Bank-owned life insurance	(173)	(57)
Accrued interest receivable	(193)	(42)
Other assets	(1,284)	(365)
Accrued expenses and other liabilities	(433)	(706)

Net cash provided by operating activities	1,883	3,016

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	4,331	1,041
Maturities, prepayments and calls	18,017	35,159
Purchases	(32,887)	(44,797)
Purchases of Federal Home Loan Bank stock	(226)	(1,070)
Loan originations and purchases, net of principal payments	(27,837)	(36,761)
Purchases of bank-owned life insurance	—	(3,000)
Redemption of bank-owned life insurance	198	—
Additions to premises and equipment	(1,255)	(232)
Additions to mortgage servicing rights	(50)	—

Net cash used in investing activities	(39,709)	(49,660)

See accompanying notes to condensed consolidated financial statements

MUTUAL BANCORP OF THE BERKSHIRES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

(Dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from financing activities:
Net increase in deposits	44,528	37,360
Net decrease in securities sold under agreement to repurchase	902	(2,351)
Repayment of Federal Home Loan Bank advances	(103,927)	(72,355)
Proceeds from Federal Home Loan Bank advances	112,787	88,850
Net change in other secured borrowings	—	(622)
Net increase in mortgagors’ escrow accounts	218	482

Net cash provided (used) by financing activities	54,508	51,364

Net decrease in cash and cash equivalents	16,682	4,720

Cash and cash equivalents at beginning of period	16,798	23,042

Cash and cash equivalents at end of period	$33,480	$27,762

Supplemental cash flow information:
Interest paid on deposits	$5,948	$5,860
Interest paid on Federal Home Loan Bank advances	4,917	4,943
Interest paid on other borrowed funds	61	633
Income taxes paid	1,900	1,765
Transfers from loans to loans held for sale	6,629	—

See accompanying notes to condensed consolidated financial statements

MUTUAL BANCORP OF THE BERKSHIRES AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of Mutual Bancorp of the Berkshires (“Company”), its wholly-owned subsidiary, Legacy Group, Inc. (“Legacy”), and its wholly-owned subsidiary, Legacy Banks (“Bank”). The accounts of Legacy Banks include all of its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information included herein as of September 30, 2005 and for the interim periods ended September 30, 2005 and 2004 is unaudited; however, in the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be obtained for a full year.

These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Registration Statement on Form S-1 of Legacy Bancorp, Inc.

2. Loan Commitments and other Contingencies

Outstanding loan commitments and other contingencies totaled $105.9 million at September 30, 2005, compared to $107.4 million as of December 31, 2004. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses the changes in financial position and results of operations of Mutual Bancorp of the Berkshires, Inc and subsidiary, and should be read in conjunction with their unaudited consolidated interim financial statements and the notes thereto, appearing in Part I, Item 1 of this report.

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

Income Taxes. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance related to deferred tax assets is established when, in management’s judgment, it is more likely than not that all or a portion of such deferred tax assets will not be realized.

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

Comparison of Financial Condition At September 30, 2005 (unaudited) and December 31, 2004

Overview: Total assets increased by $56.4 million, or 8.3%, from $681.3 million at December 31, 2004 to $737.7 million at September 30, 2005. This increase was due to growth in the loan portfolio of $28.5 million, or 5.6% to $533.8 million at September 30, 2005, as well as growth in investment securities of $9.3 million, or 7.1% to $140.5 million at September 30, 2005. Cash and short term investments also increased by $16.7 million to $33.5 million at September 30, 2005. Each of these increases is discussed below.

Investment Activities: Cash and short term investments increased by $16.7 million, or 99.3% from $16.8 million at December 31, 2004 to $33.5 million at September 30, 2005. This was primarily due to an increase in overnight federal funds sold, which increased by $13.4 million to $18.2 million at September 30, 2005, and was made possible by funds provided by recent deposit growth, as well as subscription funds received during the beginning phase of the Registrant’s subscription offering, which ended on October 11, 2005. Investment securities increased $9.3 million, or 7.1%, to $140.5 million at September 30, 2005. Since the beginning of the year the Bank has decreased its holdings of corporate bonds and mortgage-backed securities, replacing them with additional federal agency bonds, municipal investments which have attractive tax-equivalent yields, and common stock. Most of the purchases of U.S. government and federal agency securities occurred during the third quarter of 2005 using short term borrowings, which the Bank expects to repay in the fourth quarter. At September 30, 2005, the Company’s available-for-sale portfolio amounted to $129.4 million, or 17.5% of total assets. The following table sets forth at the dates indicated information regarding the amortized cost and market values of the Company’s investment securities.

	At September 30, 2005		At December 31, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Securities available for sale:
U.S. Government and agency obligations	$58,400	$57,446	$42,504	$42,263
Municipal bonds	5,765	5,732	3,575	3,565
Corporate bonds and other obligations	6,664	6,707	12,448	12,696
Mortgage-backed securities	55,689	54,715	58,657	58,253

Total debt securities	126,518	124,600	117,184	116,777

Marketable equity securities:
Common stock	4,159	4,768	3,045	3,514

Total securities available for sale	130,677	129,368	120,229	120,291

Securities held to maturity:
Other bonds	161	161	161	161
Mortgage-backed securities	1	1	2	2

	162	162	163	163

Restricted equity securities:
Federal Home Loan Bank of Boston stock	9,056	9,056	8,830	8,830
Savings Bank Life Insurance and DIF stock	1,709	1,709	1,709	1,709
Other restricted equity securities	222	222	222	222

Total restricted equity securities	10,987	10,987	10,761	10,761

Total securities	$141,826	$140,517	$131,153	$131,215

Lending Activities: Total loans, including loans held for sale, at September 30, 2005 were $533.8 million, an increase of $28.5 million, or 5.6%, from $505.3 million at December 31, 2004. The following table sets forth the composition of the Bank’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At September 30, 2005		At December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans on real estate:
Residential	$288,206	53.66%	$276,318	54.36%
Commercial	160,693	29.92	141,616	27.86
Home equity	56,717	10.55	55,078	10.83

	505,616	94.13	473,012	93.05

Other loans:
Commercial	22,621	4.21	24,856	4.89
Consumer and other	8,901	1.66	10,482	2.06

	31,522	5.87	35,338	6.95

Total loans	537,138	100.00%	508,350	100.00%

Other Items:
Net deferred loan costs	285		224
Allowance for loan losses	(4,196)		(3,846)

Total Loans, net	$533,227		$504,728

An increase in commercial and commercial real estate loans of $16.8 million and an increase in residential mortgages of $11.9 million accounted for the increase in net loans, offset in part by a decrease of $1.6 million in other consumer loans. The increase in commercial loans was primarily the result of the Bank’s significant business development efforts in the Albany, New York area, which helped to geographically diversify our loan mix. The increase in residential mortgages resulted from the Bank’s continued strategy of offering a variety of mortgage products at competitive rates.

Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. No interest income from these loans was recorded in net income for the nine months ended September 30, 2005 while they were on non-accrual status. At September 30, 2005 and December 31, 2004, the Bank has two troubled debt restructurings (loans for which a portion of interest or principal has been forgiven or the loans have been modified at an interest rate less than current market rates). The combined balance of these loans was $753,000 and $891,000 at September 30, 2005 and December 31, 2004, respectively.

	At September 30, 2005	At December 31, 2004
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$243	$123
Commercial mortgage	483	1,229
Commercial	452	388
Home equity, consumer and other	—	29

Total non-accrual loans	1,178	1,769

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—
Commercial mortgage	—	—
Commercial	—	—
Home equity, consumer and other	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing assets	$1,178	$1,769

Ratios:
Non-performing loans to total loans	0.22%	0.35%
Non-performing assets to total assets	0.16%	0.26%

Allowance for Loan Losses: In originating loans, the Bank recognizes that losses will be experienced on loans and that the risk of loss will vary with many factors, including the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan over the term of the loan. The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio, and as such, this allowance represents management’s best estimate of the probable known and inherent credit losses in the loan portfolio as of the date of the financial statements.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank generally does not separately identify individual consumer and residential loans for impairment disclosures. At September 30, 2005, impaired loans totaled $2.3 million, including two loans with one customer with a valuation allowance of $179,000.

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

The following table sets forth activity in the Bank’s allowance for loan losses for the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Thousands)
Balance at beginning of period	$4,140	$3,917	$3,846	$4,420

Charge-offs:
Mortgage loans on real estate:	—	—	—	—
Other loans:
Commercial	(54)	—	(155)	(684)
Consumer and other	(23)	(15)	(74)	(50)

Total other loans	(77)	(15)	(229)	(734)

Total charge-offs	(77)	(15)	(229)	(734)

Recoveries:
Mortgage loans on real estate	—	—	—	—
Other loans:
Commercial	16	5	40	104
Consumer and other	18	4	63	21

Total other loans	34	9	103	125

Total recoveries	34	9	103	125

Net charge-offs	(43)	(6)	(126)	(609)

Provision for loan losses	99	252	476	352

Balance at end of period	$4,196	$4,163	$4,196	$4,163

Ratios:
Net charge-offs to average loans outstanding (annualized)	-0.03%	0.00%	-0.03%	-0.17%
Allowance for loan losses to non-performing loans at end of period	356.20%	247.65%	356.20%	247.65%
Allowance for loan losses to total loans at end of period	0.78%	0.82%	0.78%	0.82%

Deposits: The following table sets forth the Bank’s deposit accounts (including escrow deposits) for the periods indicated.

	At September 30, 2005		December 31, 2004
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)
Deposit type:
Demand deposits	$64,818	13.05%	$48,057	10.63%
Regular savings	69,137	13.92	73,567	16.28
LifePath Savings	73,110	14.72	62,309	13.79
Money market deposits	63,120	12.71	63,473	14.05
NOW deposits	43,621	8.78	39,036	8.64

Total transaction accounts	313,806	63.18	286,442	63.39

Certificates of deposit	182,828	36.82	165,446	36.61

Total deposits	$496,634	100.00%	$451,888	100.00%

Deposits increased $44.7 million, or 9.9%, to $496.6 million at September 30, 2005 from $451.9 million at December 31, 2004. This increase was due primarily to increases in certificates of deposit, demand deposits and LifePath Savings Account. Certificates of deposit, including brokered certificates, increased by $17.4 million, or 10.5%, to $182.8 million, which is attributable to our competitive rates and focused marketing efforts and special rates on certain CDs. Demand deposit growth of $16.8 million, or 34.9% to $64.8 million was fueled by overall deposit growth as well as proceeds of $9.3 million of subscription funds deposited during the beginning weeks of the subscription rights period relating to the Registrant’s initial public offering. Our LifePath Savings accounts increased by $10.8 million, or 17.3%, to $73.1 million at September 30, 2005. LifePath Savings accounts, introduced in January 2004, pay a high interest rate similar to a money market rate and are made available, along with certain special benefits, to clients who maintain certain minimum balances and deposit accounts with the Bank. Regular savings, NOW deposits and the various money market accounts have, in total, remained relatively flat since December 31, 2004.

Borrowings include borrowings from the Federal Home Loan Bank of Boston (FHLBB) as well as securities sold under agreements to repurchase, and have increased $9.8 million, or 5.9%, to $174.0 million at September 30, 2005. During the first two quarters of 2005, success in attracting new deposits allowed the Bank to repay shorter term FHLBB borrowings as they matured. During the third quarter of 2005 the Bank increased its short-term (3 months or less) borrowing balances to fund the growth in the investment portfolio. These borrowings are scheduled to mature and the Bank intends to repay them in the fourth quarter of 2005.

Retained Earnings increased by $2.4 million to $61.8 million at September 30, 2005, an increase of 4.0%. This change resulted from net income of $3.2 million for the nine months ended September 30, 2005, offset by an increase in our unrealized loss on available for sale securities by $852,000 to a balance of $842,000. Our ratio of capital to total assets was 8.38% as of September 30, 2005, compared to 8.73% as of December 31, 2004.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and September 30, 2004

Net Income for the three months ended September 30, 2005 was $1.3 million, an increase of $371,000, or 40.8% from $909,000 for the same period in 2004. This increase was primarily due to an increase in net interest income of $501,000 as well as a reduction in the provision for loan losses of $153,000 for the three months ended September 30, 2005 as compared to the same period in 2004. This increase in net interest income after provision for loan losses was offset primarily by an increase in non-interest expenses and income taxes of $313,000.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense. The Bank does not accrue interest on loans on non-accrual status, however, the balance of these loans is included in the total average balance, which has the effect of lowering average loan yields.

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Average Outstanding Balance	Interest	Yield/Rate(1)	Average Outstanding Balance	Interest	Yield/Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans - Net (2)	$527,776	$7,925	6.01%	$494,946	$6,904	5.58%
Investment securities	129,848	1,273	3.92%	120,724	1,030	3.41%
Interest-earning deposits	11,735	96	3.27%	6,903	22	1.27%

Total interest-earning assets	669,359	9,294	5.55%	622,573	7,956	5.11%
Non-interest-earning assets	39,286			37,125

Total assets	$708,645			$659,698

Interest-bearing liabilities:
Savings deposits	$70,179	75	0.43%	$79,104	83	0.42%
LifePath Savings	73,628	453	2.46%	53,395	243	1.82%
Money market	62,232	286	1.84%	67,609	163	0.96%
NOW accounts	41,108	23	0.22%	36,887	15	0.16%
Certificates of deposits	182,347	1,389	3.05%	155,758	945	2.43%

Total deposits	429,494	2,226	2.07%	392,753	1,449	1.48%
Borrowed Funds	158,636	1,706	4.30%	154,706	1,646	4.26%

Total interest-bearing liabilities	588,130	3,932	2.67%	547,459	3,095	2.26%
Non-interest bearing liabilities	57,913			54,369

Total liabilities	646,043			601,828
Equity	62,602			57,870

Total liabilities and equity	$708,645			$659,698

Net interest income		$5,362			$4,861

Net interest rate spread (3)			2.88%			2.85%
Net interest-earning assets (4)	$81,229			$75,114

Net interest margin (5)			3.20%			3.12%
Average interest-earning assets to interest-bearing liabilities			113.81%			113.72%

(1)	Yields and rates for the three months ended September 30, 2005 and 2004 are annualized.
(2)	Includes loans held for sale.
(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended September 30, 2005 and 2004.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2005 vs. 2004
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans - Net	$472	$549	$1,021
Investment securities	82	161	243
Interest-earning deposits	22	52	74

Total interest-earning assets	576	762	1,338

Interest-bearing liabilities:
Savings deposits	(10)	2	(8)
Life Path	109	101	210
Money market	(12)	135	123
NOW accounts	2	6	8
Certificates of deposits	178	266	444

Total deposits	267	510	777
Borrowed Funds	44	16	60

Total interest-bearing liabilities	311	526	837

Change in net interest income	$265	$236	$501

Net interest income for the three months ended September 30, 2005 was $5.4 million, an increase of $501,000, or 10.3% over the same period of 2004, primarily due to an increase in our average loans outstanding of $32.8 million, or 6.6%, and an increase in the average balance of investment securities of $9.1 million, or 7.6%, for the three months ended September 30, 2005 over the same period of 2004, as well as an increase in our net interest margin.

Interest income for the three months ended September 30, 2005 increased $1.3 million, or 16.8%, to $9.3 million over the same period of 2004. This increase was primarily due to an increase in average interest earning assets of $46.8 million for the three months ended September 30, 2005. For the three months ended September 30, 2005, average outstanding loans increased $32.8 million, or 6.6%, and the average balance of investment securities increased $9.1 million, or 7.6%, over the three month period ended September 30, 2004, which provided additional interest income of $472,000 and $82,000, respectively, for the three months ended September 30, 2005. The average yield on interest earning assets increased 44 basis points to 5.55% for the three months ended September 30, 2005, compared to 5.11% for the same period in 2004, accounting for additional interest income of $762,000.

Interest expense increased $837,000, or 27.0%, to $3.9 million for the three months ended September 30, 2005 as compared to $3.1 million during the same period in 2004. $311,000 of this increase was due to an increase in average interest bearing liabilities of $40.7 million, or 7.4%, at September 30, 2005. The average cost of funds also increased to 2.67% for the three month period ended September 30, 2005, an increase of 41 basis points from a cost of funds of 2.26% for the same period in 2004, which increased interest expense by $526,000. Deposit growth, especially LifePath Savings accounts, certificates of deposit, and increased borrowings from the Federal Home Loan Bank generated this increased interest expense while allowing us to fund our loan growth and maintain liquidity.

Provision for loan loss expense decreased to $99,000 for the three months ended September 30, 2005, compared to $252,000 for the three months ended September 30, 2004, primarily as of a result of the decrease in the overall loan growth as well as the mix of loan growth. Provisions for loan loss are affected by loan growth, loan mix, net charge-offs and our evaluation of the loan portfolio, all of which impacted the decrease. At September 30, 2005, our total allowance for loan losses was $4.2 million, or 0.78% of total loans, compared to $4.2 million or 0.82% of total loans, at September 30, 2004.

Non-interest income totaled $1.3 million for the three months ended September 30, 2005, an increase of $30,000 from the same period a year ago. This increase is primarily a result of increased income from checking accounts, bank owned life insurance, gains on sales of mortgages, gains on sales of securities and fiduciary income fees from our Legacy Portfolio Management division. These increases were partially offset by a reduction of income from the sale of annuities and other insurance products. Additionally, the Bank recorded a one-time receipt of miscellaneous income in the third quarter of 2004 on the reimbursement of prior year expenses from one vendor.

Non-interest expense increased $70,000, or 1.6%, to $4.4 million for the three months ended September 30, 2005. Occupancy and equipment expenses increased by $37,000, or 7.4%, due primarily to significant improvements to the Lenox Main Street branch and the relocation of the West Housatonic Street branch to newer facilities. Advertising expenses increased $41,000, or 32.8% primarily due to the agency and production costs of the Bank’s new electronic banking campaign. Increases in data processing expenses were offset by a slight reduction in salaries and employee benefits.

Income tax expense increased $243,000 to $832,000 for the three months ended September 30, 2005, due to an increase in taxable income of $614,000 for the three months ended September 30, 2005 as compared to the same period in 2004. Our combined federal and state effective tax rate was 39.4%, virtually unchanged from the 39.3% for the same period in 2004.

Comparison of Operating Results for the Nine Months Ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)

Net income for the nine months ended September 30, 2005 was $3.2 million, an increase of $607,000, or 23.2% from $2.6 million for the same period in 2004. This increase was primarily due to an increase in net interest income of $1.4 million for the nine months ended September 30, 2005, offset primarily by increases of $124,000 in the loan loss provision, $202,000 in non-interest expenses, and $388,000 in income tax expense.

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

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Average Outstanding Balance	Interest	Yield/Rate(1)	Average Outstanding Balance	Interest	Yield/Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans - Net (2)	$519,339	$22,791	5.85%	$480,083	$20,176	5.60%
Investment securities	128,952	3,693	3.82%	117,885	2,945	3.33%
Interest-earning deposits	8,982	190	2.82%	6,415	48	1.00%

Total interest-earning assets	657,273	26,674	5.41%	604,383	23,169	5.11%
Non-interest-earning assets	37,708			35,623

Total assets	$694,981			$640,006

Interest-bearing liabilities:
Savings deposits	$71,077	228	0.43%	$82,971	261	0.42%
LifePath Savings	70,260	1,189	2.26%	33,793	474	1.87%
Money market	60,214	675	1.49%	74,601	509	0.91%
NOW accounts	39,175	62	0.21%	36,168	39	0.14%
Certificates of deposits	176,063	3,731	2.83%	152,069	2,770	2.43%

Total deposits	416,789	5,885	1.88%	379,602	4,053	1.42%
Borrowed Funds	162,360	5,030	4.13%	150,483	4,735	4.20%

Total interest-bearing liabilities	579,149	10,915	2.51%	530,085	8,788	2.21%
Non-interest bearing liabilities	54,721			52,321

Total liabilities	633,870			582,406
Equity	61,111			57,600

Total liabilities and equity	$694,981			$640,006

Net interest income		$15,759			$14,381

Net interest rate spread (3)			2.90%			2.90%
Net interest-earning assets (4)	$78,124			$74,298

Net interest margin (5)			3.20%			3.17%
Average interest-earning assets to interest-bearing liabilities			113.49%			114.02%

(1)	Yields and rates for the nine months ended September 30, 2005 and 2004 are annualized.
(2)	Includes loans held for sale.
(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the nine months ended September 30, 2005 and 2004.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine Months Ended September 30, 2005 vs. 2004
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans - Net	$1,692	$923	$2,615
Investment securities	291	457	748
Interest-earning deposits	26	116	142

Total interest-earning assets	2,009	1,496	3,505

Interest-bearing liabilities:
Savings deposits	(39)	6	(33)
Life Path	599	116	715
Money market	(71)	237	166
NOW accounts	3	20	23
Certificates of deposits	471	490	961

Total deposits	963	869	1,832
Borrowed Funds	278	17	295

Total interest-bearing liabilities	1,241	886	2,127

Change in net interest income	$768	$610	$1,378

Net interest income for the nine months ended September 30, 2005 was $15.8 million, an increase of $1.4 million over the same period of 2004, primarily due to an increase in our average loans outstanding of $39.3 million, or 8.2%, and an increase in the average balance of investment securities of $11.1 million, or 9.4%, for the nine months ended September 30, 2005 over the same period of 2004, and the relative stability of our net interest rate spread.

Interest income increased $3.5 million, or 15.1%, to $26.7 million. This increase was primarily due to an increase in average interest earning assets of $52.9 million for the nine months ended September 30, 2005, accounting for $2.0 million of additional revenue. For the nine months ended September 30, 2005, average outstanding loans increased $39.3 million and the average balance of investment securities increased $11.1 million over the nine month period ended September 30, 2004, which provided additional interest income of $1.7 million and $291,000, respectively, for the nine months ended September 30, 2005. The average yield on interest earning assets increased 30 basis points to 5.41% for the nine months ended September 30, 2005, compared to 5.11% for the same period in 2004, which resulted in additional revenue of $1.5 million. Higher yields were a result of the higher interest rate environment.

Interest expense increased $2.1 million, or 24.2%, to $10.9 million for the nine months ended September 30, 2005. This increase was primarily due to an increase in average interest bearing liabilities of $49.0 million, or 9.3%, for the nine months ended September 30, 2005 which accounted for $1.2 million additional interest expense. The average cost of funds also increased to 2.51% for the nine month period ended September 30, 2005, an increase of 30 basis points from a cost of funds of 2.21% for the same period in 2004. This increase in the average cost of funds accounted for additional interest expense of $886,000. Deposit growth, especially in LifePath Savings accounts and certificate of deposit accounts and increased borrowings from the Federal Home Loan Bank generated this increased interest expense while allowing us to fund our loan and investment security growth and maintain liquidity.

Provision for loan loss expense was $476,000 for the nine months ended September 30, 2005, compared to $352,000 for the nine months ended September 30, 2004, primarily as of a result of the increase in commercial real estate loans. Provisions for loan loss are affected by loan growth, loan mix, net charge-offs and our evaluation of the loan portfolio, all of which impacted the increase. At September 30, 2005, our total allowance for loan losses was $4.2 million, or 0.78% of total loans, compared to $4.2 million or 0.82% of total loans at September 30, 2004.

Non-interest income totaled $3.3 million for the nine months ended September 30, 2005, a decrease of $57,000, or 1.7%, from the same period a year ago. This decrease is a result of less income from gains on sales of mortgages and fee income from the sales of annuities and other insurance products. These decreases were mostly offset by increased fee income from customer accounts, bank owned life insurance and fiduciary income fees from our Legacy Portfolio Management division. Additionally, the Bank recorded a one-time receipt of miscellaneous income in the third quarter of 2004 on the reimbursement of prior year expenses from one vendor.

Non-interest expense increased $202,000, or 1.5%, to $13.3 million for the nine months ended September 30, 2005. Salaries and employee benefits expenses increased $120,000, or 1.6%, to $7.6 million for the nine months ended September 30, 2005. This increase is a result of merit increases for salaries and increased retirement expenses, offset by a slight reduction in staff. Occupancy and equipment expenses increased by $49,000, or 3.1%, due primarily to significant improvements to the Lenox Main Street branch and the relocation of the West Housatonic Street branch to newer facilities. Advertising expenses increased $63,000, or 13.9% primarily due to the agency and production costs of the banks new electronic banking campaign and direct mail checking account acquisition program.

Income tax expense increased $388,000 to $2.0 million, or 23.6%, for the nine months ended September 30, 2005, due to an increase in taxable income of $995,000 for the nine months ended September 30, 2005. Our combined federal and state effective tax rate was 38.7% for both periods.

Minimum Regulatory Capital Requirements: As of September 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Upon the consummation of the Registrant’s public offering, the Registrant expects the Bank’s capital ratios to be significantly higher. For further discussion of the public offering, see Part II, Item 2(b) of this report. On October 26, 2005, the Company merged out of existence pursuant to its plan of conversion whereby the Bank’s holding company structure converted from mutual to stock ownership. The Registrant, as the new holding company for the Bank, elected to be regulated by the Office of Thrift Supervision as a savings and loan holding company, and is not subject to minimum capital requirements. The Company’s and Bank’s capital amounts and ratios as of September 30, 2005 (unaudited) and December 31, 2004 are presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2005:
Total capital to risk weighted assets:
Company	$64,112	13.1%	$39,220	8.0%	N/A	N/A
Legacy Banks	62,146	12.6	39,194	8.0	$48,992	10.0%

Tier 1 capital to risk weighted assets:
Company	59,524	12.1	19,610	4.0	N/A	N/A
Legacy Banks	57,558	11.7	19,597	4.0	29,395	6.0

Tier 1 capital to average assets:
Company	59,524	8.4	28,221	4.0	N/A	N/A
Legacy Banks	57,558	8.2	21,107	3.0	35,178	5.0

December 31, 2004:
Total capital to risk weighted assets:
Company	$60,592	13.0%	$37,319	8.0%	N/A	N/A
Legacy Banks	58,603	12.6	37,285	8.0	$46,607	10.0%

Tier 1 capital to risk weighted assets:
Company	56,352	12.1	18,659	4.0	N/A	N/A
Legacy Banks	54,363	11.7	18,643	4.0	27,964	6.0

Tier 1 capital to average assets:
Company	56,352	8.3	27,269	4.0	N/A	N/A
Legacy Banks	54,363	8.0	20,391	3.0	33,984	5.0

Item 3: Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2005. See disclosures as of April 30, 2005 in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Registration Statement on Form S-1 (File No. 333-126481), as amended.

Contractual Obligations. The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2005 and the respective maturity dates:

	September 30, 2005
	Total	One Year or Less	More than One Year through Three Years	Three Years through Five Years	Over Five Years
	(Dollars in Thousands)
Federal Home Loan Bank of Boston advances	$168,564	$37,900	$55,320	$36,584	$38,760
Securities sold under agreements to repurchase	5,459	5,459	—	—	—

Total contractual obligations	$174,023	$43,359	$55,320	$36,584	$38,760

Loan Commitments and other contingencies. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Bank’s loan commitments and other contingencies outstanding as of September 30, 2005:

	September 30, 2005
	Total	One Year or Less	More than One Year through Three Years	More than Three Years Through Five Years	Over Five years
	(Dollars in Thousands)
Commitments to grant loans (1)	$17,565	$17,565	$—	$—	$—
Commercial loan lines-of-credit	13,043	13,043	—	—	—
Unused portion of home equity loans (2)	59,494	567	1,269	2,576	55,082
Unused portion of construction loans (3)	8,497	8,497	—	—	—
Unused portion of overdraft lines-of-credit(4)	4,434	—	—	—	4,434
Unused portion of personal lines-of-credit(5)	452	—	—	—	452
Standby letters of credit(6)	711	711	—	—	—
Other commitments and contingencies	1,702	1,702	—	—	—

Total loan commitments	$105,898	$42,085	$1,269	$2,576	$59,968

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.
(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.
(3)	Unused portions of construction loans are available to the borrower for up to one year for development loans and up to one year for other construction loans.
(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.
(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.
(6)	Standby letters of credit are generally available for less than one year.

Off-Balance Sheet Arrangements: Other than loan commitments, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

PART II - OTHER INFORMATION

Item 2(b) Unregistered Sales of Equity Securities and Use of Proceeds

Legacy Bancorp, Inc. (the “Registrant”) was formed in connection with the conversion of the holding company structure of Legacy Banks from mutual to stock form. In connection with the conversion, on or about September 17, 2005, the Registrant commenced a public offering of 9,545,000 shares of its common stock in a subscription offering for a purchase price of $10.00 per share pursuant to a Registration Statement on Form S-1 (No. 333-126481) which was declared effective by the Securities and Exchange Commission on September 12, 2005. The stock offering, which expired on October 11, 2005 and was consummated on October 26, 2005, resulted in the sale of 9,545,000 shares for gross proceeds of approximately $95.5 million. Expenses related to the offering were approximately $2.8 million. Net proceeds of the offering were approximately $92.7 million. As a result of the offering, 10,308,600 shares are outstanding, representing 9,545,000 shares sold at $10 per share, and 763,600 shares contributed to The Legacy Banks Foundation for payment of the $.01 par value per share.

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

Item 5 Other Information

Item 6: Exhibits

(a) See Index to Exhibits immediately following the signature page.

(b) Form 8-K filed on September 20, 2005 regarding the Registrant’s commencement of its conversion offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY BANCORP, INC.

Date: November 10, 2005	/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date: November 10, 2005	/s/ Stephen M. Conley
Stephen M. Conley
Senior Vice President, Chief Financial Officer and
Treasurer (Principal Accounting Officer)

INDEX TO EXHIBITS

2.1	Amended and Restated Plan of Conversion*

3.1	Certificate of Incorporation of Legacy Bancorp, Inc.*

3.2	Bylaws of Legacy Bancorp, Inc. (as amended)*

10.1	Legacy Banks ESOP Trust Agreement**

10.2	ESOP Plan Document**

10.3	ESOP Loan Documents**

10.4.1	Employment Agreement between Legacy Banks and J. Williar Dunlaevy**

10.4.2	Employment Agreement between Legacy Banks and Michael A. Christopher**

10.4.3	Employment Agreement between Legacy Banks and Steven F. Pierce**

10.4.4	Employment Agreement between Legacy Banks and Stephen M. Conley**

10.4.5	Employment Agreement between Legacy Banks and Richard M. Sullivan**

10.5.1	Employment Agreement between Legacy Bancorp, Inc. and J. Williar Dunlaevy**

10.5.2	Employment Agreement between Legacy Bancorp, Inc. and Michael A. Christopher**

10.5.3	Employment Agreement between Legacy Bancorp, Inc. and Steven F. Pierce**

10.5.4	Employment Agreement between Legacy Bancorp, Inc. and Stephen M. Conley**

10.5.5	Employment Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan**

10.8	Legacy Banks Employee Severance Compensation Plan**

10.9.1	Legacy Banks Supplemental Executive Retirement Plan with J. Williar Dunlaevy**

10.9.2	Legacy Banks Supplemental Executive Retirement Plan with Michael A. Christopher**

10.10	Director Fee Continuation Plan**

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Stephen M. Conley

32	Certification pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference from the Registration Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 filed October 27, 2005.
**	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended