Form 10-K
period 2005-12-31
Legacy Bancorp, Inc.
filed 2006-03-24
CIK 1332199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 000-51525
LEGACY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3135053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

99 NORTH STREET PITTSFIELD, MASSACHUSETTS (Address of principal executive offices)	01201 (Zip Code)
(413) 443-4421
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
(Common Stock ($0.01 par value per share)
      Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑.
      Indicate by check mark whether the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.     Yes ☐          No ☑.
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act of during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12(b)-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated Filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).     Yes ☐          No ☑
      Based upon the closing price of the registrant’s common stock as of December 31, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $112,996,643.
      The number of shares of Common Stock outstanding as of March 20, 2006 was 10,308,600.
Documents Incorporated By Reference
      Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Part I

Item 1.	Business
      Forward-Looking Statements: This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Legacy Bancorp, Inc. (the “Company”) and Legacy Banks (the “Bank”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Legacy Bancorp and Legacy Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
      Financial Statements: Effective as of October 26, 2005, Legacy Bancorp, Inc., a Delaware corporation became the holding company of Legacy Banks, a Massachusetts-chartered stock savings bank, in connection with the conversion of the holding company structure of Legacy Banks from mutual to stock form. Prior to October 26, 2005, Mutual Bancorp of the Berkshires, Inc., a Massachusetts-chartered mutual holding company (referred to herein as the “Predecessor”), owned all of the outstanding common stock of Legacy Group, Inc., the Massachusetts-chartered mid-tier bank holding company of Legacy Banks (the “Mid-Tier”), and the Mid-Tier owned all of the outstanding common stock of Legacy Banks. Effective as of October 26, 2005, the Predecessor and the Mid-Tier merged out of existence, and the Company consummated the sale of 9,545,000 shares of its common stock to the public at a price of $10.00 per share, and contributed an additional 763,600 shares of its outstanding common stock to The Legacy Banks Foundation. Also on October 26, 2005, Legacy Banks issued all of its shares of common stock to the Company in exchange for 50% of the net proceeds of the public offering. During any period prior to October 26, 2005 the Company was newly organized and owned no assets. Therefore, the financial information for any period prior to October 26, 2005 presented in this report is that of Mutual Bancorp of the Berkshires, Inc. and its direct and indirect subsidiaries.
      General: Legacy Banks is a full-service, community-oriented financial institution offering products and services to individuals, families and businesses through ten offices located in Berkshire County in Massachusetts. Predecessors to Legacy Banks were originally organized as Massachusetts state-charted mutual savings banks dating back to 1890. Legacy Banks’ business consists primarily of making loans to its customers, including residential mortgages, commercial real estate loans, commercial loans and consumer loans, and investing in a variety of investment and mortgage-backed securities. Legacy Banks funds these lending and investment activities with deposits from the general public, funds generated from operations and select borrowings. Legacy Banks also provides insurance and investment products and services, investment portfolio management, debit and credit card products and online banking.
      Market Area and Competition: We offer a variety of financial products and services designed to meet the needs of the communities we serve. Our primary deposit-gathering area is concentrated in the Massachusetts towns of Great Barrington, Lee, Lenox, North Adams, Otis and Pittsfield. Our lending area is broader than our deposit-gathering area and includes all of Berkshire County, Massachusetts as well as portions of Columbia and Rensselaer County, New York, although most of our loans are made to customers located in our primary deposit-gathering market area.

      Legacy Banks is one of the largest banks in Berkshire County, Massachusetts in deposits and mortgage recordings. We are headquartered in Pittsfield, Massachusetts, located 120 miles west of Boston. All of Legacy Banks’ offices are located in Berkshire County. The county in which Legacy Banks currently operates includes a mixture of rural, suburban and urban markets. The economies of these areas were historically based on manufacturing, but similar to many areas of the country, have now evolved into more service-oriented and tourism-based economies with employment in most large economic sectors including wholesale/retail trade, service, manufacturing, finance, health-care, real estate and government.
      As part of our business strategy we intend to expand geographically into areas contiguous to our existing markets, including into the State of New York, and to increase our loan volume in all areas. We have a national commercial real estate lending program which is not limited to our existing markets, and intend to focus on growth of this program as well. As of December 31, 2005, loans from this program amounted to $69.6 million, 43.3% of the gross commercial real estate portfolio and 8.9% of the Company’s total assets. These loans were made in 14 states and $57.0 million of these loans were made in states other than Massachusetts and New York. In January 2004, we introduced and aggressively marketed our relationship banking package, LifePath Investment Savings Accounts, or LifePath, to pursue our strategy of deposit growth. We also offer a selection of certificates of deposit with competitive interest rates that are tiered to the amount of the deposit. We are continuing to promote LifePath accounts and tiered certificates of deposit, and to expand into new markets to generate deposit growth to fund our lending activity. In addition to loan and deposit growth rates, to the extent possible, we track our market share or market presence to monitor our growth.
      We face substantial competition in our efforts to originate loans and attract deposits and other fee-based business, particularly in Berkshire County, our primary market and the only market where we have offices and accept deposits. Achieving meaningful growth is very challenging given the number of competitors and the overall decline in the population in our primary market area. The major risks associated with our competitive environment in Berkshire County are that it is relatively small and over-banked, which results in limited asset and funding diversification. We face direct competition from a significant number of financial institutions, many with a state-wide, regional or national presence. Many of these financial institutions are significantly larger and have greater financial resources than Legacy Banks. Following is a list of local financial institutions with whom we compete, including their asset size as of December 31, 2005: Berkshire Bank ($2.0 billion); Greylock Federal Credit Union ($825 million); Hoosac Bank ($367 million); and Lee Bank ($277 million). We also compete with five smaller community banks. Regional and national banks which have offices in our area include Citizens Bank of Massachusetts and TD Banknorth. We compete with these institutions through competitive pricing coupled with superior service and expertise in both commercial and retail banking. We also combine competitive pricing with superior service and expertise to our expanded commercial lending in New York and to our national commercial real estate lending program. In Berkshire County, in addition to the local banks and credit unions, our competitors are brokerage houses, life insurance agents, and mortgage brokers. In our national commercial real estate lending program, our major competitors are life insurance companies and to a lesser extent pension funds and other banks.
      Our business outside Berkshire County is predominantly commercial real estate lending, and comes from two sources. First, lenders from our commercial banking group have developed contacts and clients in the Albany-Schenectady-Troy MSA and travel there regularly. Second, our national commercial lending program, Legacy Real Estate Finance or LREF, is targeted and specialized, and operates separately from our commercial banking group. LREF program guidelines are first mortgage loans on high quality, institutional grade income property ranging in size from $500,000 to $5.0 million, with preference in the $500,000 to $3.0 million size range. LREF works exclusively through a group of ten well-established mortgage banking correspondents who are designated and contracted to originate and service loans on behalf of Legacy Banks in approximately 20 major metropolitan markets, 16 of which are located in the eastern half of the United States.
Lending Activities
      General: Legacy Banks’ gross loan portfolio aggregated $551.4 million at December 31, 2005, representing 70.8% of the Company’s total assets at that date. In its lending activities, Legacy Banks originates residential real estate loans secured by one-to-four-family residences, commercial real estate loans, residential and commercial construction loans, commercial loans, home equity lines-of-credit, fixed rate home equity loans and other personal consumer loans. While Legacy Banks makes loans throughout Massachusetts, most of its lending activities are concentrated in its market area. Loans originated totaled $186.4 million in the year ended 2005. Residential mortgage loans sold into the secondary market, on a servicing-retained basis, totaled $7.1 million during 2005. No residential mortgage loans were sold on a servicing-retained basis in 2004.
      Loans originated by Legacy Banks are subject to federal and state laws and regulations. Interest rates charged by Legacy Banks on its loans are influenced by the demand for such loans, the amount and cost of funding available for lending purposes, current asset/liability management objectives and the interest rates offered by competitors. As of December 31, 2005, there were no loan concentrations exceeding 10% of total loans. A loan concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause the borrowers to be similarly impacted by economic or other conditions.
      The following table summarizes the composition of Legacy Banks’ loan portfolio as of the dates indicated:

	At December 31,

	2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$308,008	55.86%	$284,114	55.89%	$254,166	54.15%
Commercial	160,675	29.14	141,540	27.84	139,708	29.77
Home equity	58,640	10.64	53,508	10.53	44,506	9.48

	527,323	95.64	479,162	94.26	438,380	93.40

Other loans:
Commercial	20,579	3.73	24,856	4.89	22,087	4.70
Consumer and other	3,457	0.63	4,332	0.85	8,897	1.90

	24,036	4.36	29,188	5.74	30,984	6.60

Total loans	551,359	100.00%	508,350	100.00%	469,364	100.00%

Other Items:
Net deferred loan costs	361		224		275
Unamortized premiums	—		—		36
Allowance for loan losses	(4,220)		(3,846)		(4,420)

Total Loans, net	$547,500		$504,728		$465,255

	At December 31,

	2002		2001

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$216,092	57.86%	$249,407	65.16%
Commercial	95,919	25.68	57,976	15.15
Home equity	30,484	8.16	24,189	6.32

	342,495	91.70	331,572	86.63

Other loans:
Commercial	22,158	5.94	39,716	10.38
Consumer and other	8,827	2.36	11,457	2.99

	30,985	8.30	51,173	13.37

Total loans	373,480	100.00%	382,745	100.00%

Other Items:
Net deferred loan costs	585		876
Unamortized premiums	118		262
Allowance for loan losses	(3,633)		(3,540)

Total Loans, net	$370,550		$380,343

      Residential Real Estate Loans: Legacy Banks offers fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $3.0 million. As of December 31, 2005, this portfolio totaled $308.0 million, or 55.9% of the total gross loan portfolio on that date, and had an average yield of 5.49%. Of the residential mortgage loans outstanding on that date, $143.2 million were adjustable-rate loans with an average yield of 5.40% and $164.8 million were fixed-rate mortgage loans with an average yield of 5.47%. Residential mortgage loan originations totaled $86.2 million and $92.9 million for 2005 and 2004, respectively.
      The decision to originate loans for portfolio or for sale into the secondary market is made by the Bank’s Asset/ Liability Management Committee, and is based on the market rates for such loans and the organization’s interest rate risk and liquidity profile. Current practice is to sell almost all newly originated fixed-rate 10, 15 and 30 year monthly payment loans. At December 31, 2005, 10, 15, 25 and 30 year fixed rate monthly payment loans held in the Bank’s portfolio totaled $164.8 million, or 53.5% of total residential real estate mortgage loans at that date. Legacy Banks services loans sold to Freddie Mac and Fannie Mae and earns a fee equal to 0.25% of the loan amounts outstanding for providing these services. The total of loans serviced for others as of December 31, 2005 is $10.4 million.
      At December 31, 2005, adjustable-rate mortgage (ARM) loans totaled $143.2 million or 46.5% of total residential loans outstanding at that date. ARMs are offered for terms of up to 30 years with initial interest rates that are fixed for 1, 3, 5 or 7 years. After the initial fixed-rate period, the interest rates on the loans are reset based on the relevant U.S. Treasury CMT (Constant Maturity Treasury) Index plus add-on margins of varying amounts, for periods of 1 year. Interest rate adjustments on such loans typically range from 2.0% to 3.0% during any adjustment period and 5.0% to 6.0% over the life of the loan. Periodic adjustments in the interest rate charged on ARM loans help to reduce Legacy Banks’ exposure to changes in interest rates. However, ARM loans generally possess an element of credit risk not inherent in fixed-rate mortgage loans, in that borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise. Higher payments may increase the risk of default, though this risk has not had a materialy adverse effect on Legacy Banks to date.
      In its residential mortgage loan originations held in portfolio, Legacy Banks lends up to a maximum loan-to-value ratio of 100% for first-time home buyers and 95% for other buyers on mortgage loans secured by owner-occupied property, with the condition that private mortgage insurance is generally required for loans with a loan-to-value ratio in excess of 80%. Title insurance, hazard insurance and, if appropriate, flood insurance are required for all properties securing real estate loans made by Legacy Banks. A licensed appraiser appraises all properties securing residential first mortgage purchase loans and all real estate transactions greater than $250,000.
      In an effort to provide financing for low and moderate-income first-time home buyers, Legacy Banks originates and services residential mortgage loans with private mortgage insurance provided by the Mortgage Insurance Fund (MIF) of the Massachusetts Housing Finance Agency, or Mass Housing. The program provides mortgage payment protection as an enhancement to mortgage insurance coverage. This no-cost benefit, known as “MI Plus,’ provides up to six monthly principal and interest payments in the event of a borrower’s job loss.
      Commercial Real Estate Loans: Legacy Banks originated $52.3 million and $45.2 million of commercial real estate loans in 2005 and 2004, respectively, and had $160.7 million of commercial real estate loans, with an average yield of 6.93%, in its portfolio as of December 31, 2005. We have placed increasing emphasis on commercial real estate lending over the past several years, and as a result such loans have grown from 15.2% of the total loan portfolio at December 31, 2001 to 29.1% as of December 31, 2005. Legacy Banks intends to further grow this segment of its loan portfolio, both in absolute terms and as a percentage of its total loan portfolio.
      Legacy Banks generally originates commercial real estate loans for terms of up to 25 years, typically with interest rates that adjust over periods of one to seven years based on various rate indices. Commercial real estate loans are generally secured by multi-family income properties, small office buildings, retail facilities, warehouses, industrial properties and owner-occupied properties used for business. Generally, commercial real estate loans do not exceed 80% of the appraised value of the underlying collateral.
      Legacy Banks has a national commercial real estate lending program which was started in 2002 and accounts for approximately 43.3%, 46.6%, 41.5% and 20.1% of our total commercial real estate loans as of December 31, 2005, 2004, 2003 and 2002, respectively. As of December 31, 2005, loans from this program amounted to $69.6 million. We intend to continue to focus on growth of this program as part of our business strategy.
      In its evaluation of a commercial real estate loan application, Legacy Banks considers the net operating income of the borrower’s business, the borrower’s expertise, credit history, and the profitability and value of the underlying property. In addition, for loans secured by rental properties, Legacy Banks will also consider the terms of the leases and the quality of the tenants. Legacy Banks generally requires that the properties securing these loans have debt service coverage ratios (the ratio of cash flow before debt service to debt service) of at least 1.20x. Legacy Banks generally requires the borrowers seeking commercial real estate loans to personally guarantee those loans.
      Commercial real estate loans generally have larger balances and involve a greater degree of risk than residential mortgage loans. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral value of the commercial real estate securing the loan. Economic events and changes in government regulations could have an adverse impact on the cash flows generated by properties securing Legacy Banks’ commercial real estate loans and on the value of such properties. As of December 31, 2005 Legacy Banks had $25.3 million in commercial real estate loans concentrated in the hospitality industry, representing 15.7% of the total commercial real estate loan portfolio.
      Home Equity Lines-of-Credit and Loans: Legacy Banks offers home equity lines-of-credit and home equity term loans. Legacy Banks originated $35.4 million and $39.4 million of home equity lines-of-credit and loans during 2005 and 2004, respectively, and at December 31, 2005 had $58.6 million of home equity lines-of-credit and loans outstanding, representing 10.6% of the loan portfolio, with an average yield of 6.89% at that date.
      Home equity lines-of-credit and loans are secured by second mortgages on one-to-four family owner occupied properties, and are made in amounts such that the combined first and second mortgage balances generally do not exceed 80% of the value of the property serving as collateral at time of origination. The lines-of-credit are available to be drawn upon for 10 years, at the end of which time they become term loans amortized over 10 years. Interest rates on home equity lines normally adjust based on the prime rate of interest as published by the Wall Street Journal. The undrawn portion of home equity lines-of-credit totaled $61.7 million at December 31, 2005.
      Commercial Loans: Legacy Banks originates secured and unsecured commercial loans to business customers in its market area for the purpose of financing equipment purchases, working capital, expansion and other general business purposes. Legacy Banks originated $10.8 million and $13.2 million in commercial loans during 2005 and 2004, respectively, and as of December 31, 2005 had $20.6 million in commercial loans in its portfolio, representing 3.7% of such portfolio, with an average yield of 7.91%. Legacy Banks intends to continue to grow this segment of its lending business in the future.
      Legacy Banks’ commercial loans are generally collateralized by equipment, accounts receivable and inventory, supported by personal guarantees. Legacy Banks offers both term and revolving commercial loans. The former have either fixed or adjustable-rates of interest and generally fully amortize over a term of between three and seven years. Revolving loans are written for a one year term, renewable annually, with floating interest rates that are indexed to Legacy Banks’ prime rate of interest. When making commercial loans, Legacy Banks considers the financial statements of the borrower, the borrower’s payment history with respect to both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the borrower operates and the value of the collateral. Legacy Banks’ commercial loans are not concentrated in any one industry.
      Commercial loans generally bear higher interest rates than residential mortgage loans of like duration because they involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Because commercial loans often depend on the successful operation or management of the business, repayment of such loans may be affected by adverse changes in the economy. Further, collateral securing such loans may depreciate in value over time, may be difficult to appraise and to liquidate, and may fluctuate in value.
      Consumer and Other Loan: Legacy Banks offers a variety of consumer and other loans, including auto loans and loans secured by passbook savings or certificate accounts. Legacy Banks originated $1.6 million and $3.8 million of consumer and other loans during 2005 and 2004, respectively, and at December 31, 2005 had $3.5 million of consumer and other loans outstanding, representing 0.6% of the loan portfolio at that date, with an average yield of 8.18%.
      Loan Origination and Underwriting: Loan originations come from a variety of sources. The primary source of originations are our salaried and commissioned loan personnel, and to a lesser extent, local mortgage brokers, advertising and referrals from customers. Legacy Banks occasionally purchases participation interests in commercial real estate loans from banks located outside of Berkshire County. Legacy Banks underwrites such residential and commercial purchased loans using its own underwriting criteria.
      Legacy Banks issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2005, Legacy Banks had loan and other financial commitments totaling $102.9 million. For information about Legacy Banks’ loan commitments outstanding as of December 31, 2004, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Quantitative and Qualitative Disclosures About Risk Management — Loan Commitments”.
      Legacy Banks charges origination fees, or points, and collects fees to cover the costs of appraisals and credit reports on most residential mortgage loans originated. Legacy Banks also collects late charges on real estate loans, and origination fees and prepayment penalties on commercial mortgage loans. For information regarding Legacy Banks’ recognition of loan fees and costs, please refer to Note 1 to the Consolidated Financial Statements of Legacy Bancorp, Inc. and Subsidiaries.

      The following table sets forth certain information concerning Legacy Banks’ portfolio loan originations, inclusive of loan purchases:

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Loans at beginning of year	$508,350	$469,364	$373,480	$382,745	$414,809

Originations:
Mortgage loans on real estate:
Residential	86,247	92,944	138,305	101,468	62,487
Commercial	52,321	45,191	81,875	41,509	17,574
Home Equity	35,429	39,416	41,059	26,250	19,499

	173,997	177,551	261,239	169,227	99,560
Other Loans:
Commercial Business	10,832	13,170	543	17,544	16,256
Consumer and other	1,617	3,783	5,982	3,785	5,706

	12,449	16,953	6,525	21,329	21,962

Total loans originated	186,446	194,504	267,764	190,556	121,522
Purchases of mortgage loans	5,000	—	—	—	—
Deduct:
Principal loan repayments and prepayments	125,481	138,968	150,836	163,761	117,271
Loan sales	22,342	15,611	20,794	35,953	36,098
Charge-offs	614	939	250	107	217

Total deductions	148,437	155,518	171,880	199,821	153,586

Net increase (decrease) in loans	43,009	38,986	95,884	(9,265)	(32,064)

Loans at end of year	$551,359	$508,350	$469,364	$373,480	$382,745

      Residential mortgage loans are underwritten by Legacy Banks’ staff of residential loan underwriters. Residential mortgage loans less than the Fannie Mae (FNMA) limit, to be held in portfolio require the approval of a residential loan underwriter. Residential mortgage loans greater than the FNMA limit but less than $650,000 require the approval of a senior manager of the loan committee. Residential mortgage loans greater than $650,000 but less than $3.0 million require the approval of the loan committee. Residential mortgage loans greater than $3.0 million but less than Legacy Banks’ legal lending limit require the approval of the Executive Committee of the board of directors of the Bank.
      Commercial real estate and commercial loans are underwritten by commercial credit analysts. For commercial real estate loans, loan officers may approve loans up to their individual lending limits, which range from $150,000 to $500,000, while loans up to $650,000 may be approved by the Senior Commercial Loan Officer. Commercial real estate loans of up to $3.0 million may be approved by the management Credit Committee. The Senior Commercial Loan Officer may approve commercial loans of up to $650,000, while the management Credit Committee may approve loans of up to $3.0 million. Loans over these limits require the approval of the Executive Committee of the board of directors of the Bank.
      Consumer loans are underwritten by consumer loan underwriters, including loan officers and branch managers who have approval authorities ranging from $20,000 to $40,000 for these loans. Senior loan committee officers may approve consumer loans of up to $75,000 while the management credit committee may approve loans of up to $1,500,000. Other than overdraft lines of credit which are generally limited to a maximum of $1,000, Legacy Banks does not make unsecured personal loans. All consumer loans in excess of these limits require the approval of the Executive Committee of the board of directors of the Bank.
      Pursuant to its loan policy, Legacy Banks generally will not make loans aggregating more than 10% of the Banks’ surplus and capital stock accounts or $9.8 million as of December 31, 2005 to one borrower (or related entity). Exceptions to this limit require the approval of the Executive Committee of the board of directors of the Bank prior to loan origination. Legacy Banks’ internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank’s surplus and capital stock accounts, or $19.6 million for Legacy Banks as of December 31, 2005.
      Legacy Banks has established a risk rating system for its commercial real estate and commercial loans. This system evaluates a number of factors useful in indicating the risk of default and risk of loss associated with a loan. These ratings are performed by commercial credit analysts who do not have responsibility for loan originations. See “— Asset Quality — Classification of Assets and Loan Review”.
      Loan Maturity. The following table summarizes the scheduled repayments of Legacy Banks’ loan portfolio at December 31, 2005. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in one year or less:

	Residential Mortgage		Commercial Mortgage		Commercial

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Due less than one year	$74,781	5.82%	$56,310	7.21%	$16,383	8.02%
Due after one year to five years	163,918	5.28	56,959	6.68	4,191	7.49
Due after five years	69,309	5.61	47,406	6.90	5	4.27

Total	$308,008	5.49%	$160,675	6.93%	$20,579	7.91%

	Home Equity,
	Consumer and Other		Total

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Due less than one year	$60,691	6.95%	$208,165	6.70%
Due after one year to five years	1,304	7.84	226,372	5.69
Due after five years	102	7.86	116,822	6.14

Total	$62,097	6.97%	$551,359	6.17%

      The following table sets forth, at December 31, 2005, the dollar amount of total loans, net of unadvanced funds on loans, contractually due after December 31, 2006 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2006

	Fixed	Adjustable	Total

	(Dollars in thousands)
Residential mortgage	$139,053	$94,174	$233,227
Commercial mortgage	66,234	38,131	104,365
Commercial business	2,921	1,275	4,196
Home equity, consumer and other	1,406	—	1,406

Total Loans	$209,614	$133,580	$343,194

Asset Quality
      General: One of Legacy Banks’ most important operating objectives is to maintain a high level of asset quality. Management uses a number of strategies in furtherance of this goal including maintaining sound credit standards in loan originations, monitoring the loan portfolio through internal and third-party loan reviews, and employing active collection and workout processes for delinquent or problem loans.
      Delinquent Loans.: Management performs a monthly review of all delinquent loans. The actions taken with respect to delinquencies vary depending upon the nature of the delinquent loans and the period of delinquency. Generally, the Bank’s requirement is that a delinquency notice be mailed no later than the 10th or 16th day, depending on loan type, after the payment due date. A late charge is normally assessed on loans where the scheduled payment remains unpaid after a 10 or 15 day grace period. After mailing delinquency notices, Legacy Banks’ loan collection personnel call the borrower to ascertain the reasons for delinquency and the prospects for repayment. On loans secured by one- to four-family owner-occupied property, Legacy Banks initially attempts to work out a payment schedule with the borrower in order to avoid foreclosure. Any such loan restructurings must be approved by the level of officer authority required for a new loan of that amount. If these actions do not result in a satisfactory resolution, Legacy Banks refers the loan to legal counsel and counsel initiates foreclosure proceedings. For commercial real estate, construction and commercial loans, collection procedures may vary depending on individual circumstances.
      Other Real Estate Owned: Legacy Banks classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the lower of the carrying value or the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At December 31, 2005, Legacy Banks had no property classified as OREO.
      Classification of Assets and Loan Review: Legacy Banks uses an internal rating system to monitor and evaluate the credit risk inherent in its loan portfolio. At the time a loan is approved, all commercial real estate and commercial loans are assigned a risk rating based on all of the factors considered in originating the loan. The initial risk rating is recommended by the credit analyst charged with underwriting the loan, and subsequently approved by the relevant loan approval authority. Current financial information is sought for all commercial real estate and commercial borrowing relationships, and is evaluated on at least an annual basis to determine whether the risk rating classification is appropriate.
      In Legacy Banks’ loan rating system, there are three classifications for problem assets: substandard, doubtful and loss. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets are characterized by the distinct possibility that Legacy Banks will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable, on the basis of currently existing facts, and there is a high possibility of loss. Assets classified loss are considered uncollectible and of such little value that continuance as an asset of Legacy Banks is not warranted. Assets that possess some weaknesses, but that do not expose Legacy Banks to risk sufficient to warrant classification in one of the aforementioned categories, are designated as special mention. If an asset or portion thereof is classified as loss, it is charged off in the quarter in which it is so classified. For assets designated as special mention, substandard or doubtful, Legacy Banks establishes reserves in amounts management deems appropriate within the allowance for loan losses. This determination as to the classification of assets and the amount of the loss allowances established are subject to review by regulatory agencies, which can order the establishment of additional loss allowances. See “Asset Quality — Allowance for Loan Losses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Loan Losses”.
      Legacy Banks engages an independent third party to conduct an annual review of its commercial mortgage and commercial loan portfolios. These loan reviews provide a credit evaluation of individual loans to determine whether the risk ratings assigned are appropriate. Independent loan review findings are presented directly to the Executive Committee of the board of directors of the Bank.
      At December 31, 2005, loans classified as substandard totaled $1.4 million, consisting of $1.0 million in commercial mortgage loans and $0.4 million in commercial loans. Special mention loans totaled $5.2 million, consisting of $4.4 million in commercial mortgage loans and $0.8 million in other commercial and other loans. One commercial loan totaling $25,000 was classified as doubtful and no loans were classified as loss on December 31, 2005.

      Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2005 Legacy Banks had no troubled debt restructuring (a loan for which a portion of interest or principal has been forgiven or the loan is modified at an interest rate less than current market rates). At December 31, 2004 the Bank had two troubled debt restructurings with a combined balance of $891,000. If the non-accrual loans had been current, the gross interest income that would have been recorded for the year ended December 31, 2005 is equal to approximately $62,000. No interest income from these loans was recorded in net income for the year ended December 31, 2005.

	At December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Non-accrual loans:
Residential mortgage	$479	$123	$875	$971	$723
Commercial mortgage	96	1,229	662	1,209	445
Commercial	250	388	316	866	200
Home equity, consumer and other	78	29	—	30	29

Total non-accrual loans	903	1,769	1,853	3,076	1,397

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—	—	—	201
Commercial mortgage	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity, consumer and other	—	—	—	—	56

Total loans 90 days delinquent and still accruing	—	—	—	—	257

Total non-performing assets	$903	$1,769	$1,853	$3,076	$1,654

Ratios:
Non-performing loans to total loans	0.16%	0.35%	0.40%	0.83%	0.43%
Non-performing assets to total assets	0.12%	0.26%	0.29%	0.52%	0.27%
      Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due unless an evaluation by the management Credit Committee clearly indicates that the loan is well-secured and in the process of collection. Restructured loans represent performing loans for which concessions were granted due to a borrower’s financial condition. Such concessions may include reductions of interest rates to below-market terms and/or extension of repayment terms.
      Allowance for Loan Losses. In originating loans, Legacy Banks recognizes that losses will be experienced on loans and that the risk of loss will vary with many factors, including the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan over the term of the loan. Legacy Banks maintains an allowance for loan losses to absorb losses inherent in the loan portfolio, and as such, this allowance represents management’s best estimate of the probable known and inherent credit losses in the loan portfolio as of the date of the financial statements.
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
      The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as either doubtful, substandard or special mention. See “Business-Asset Quality — Classification of Assets and Loan Review”. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of the loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.
      A loan is considered impaired when, based on current information and events, it is probable that Legacy Banks will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Legacy Banks generally does not separately identify individual consumer and residential loans for impairment disclosures. At December 31, 2005, impaired loans totaled $1.1 million and there is no valuation allowance.
      While Legacy Banks believes that it has established adequate allocated and general allowances for losses on loans, adjustments to the allowance may be necessary if future conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, Legacy Banks’ regulators periodically review the allowance for loan losses. These regulatory agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination, thereby negatively affecting Legacy Banks’ financial condition and earnings.

      The following table sets forth activity in Legacy Banks’ allowance for loan losses for the years indicated:

	At or for the Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Balance at beginning of year	$3,846	$4,420	$3,633	$3,540	$3,710
Charge-offs:
Mortgage loans on real estate:	—	(621)	—	(20)	(30)

Other loans:
Commercial business	(506)	(258)	(184)	(19)	(124)
Consumer and other	(108)	(60)	(66)	(68)	(63)

Total other loans	(614)	(318)	(250)	(87)	(187)

Total charge-offs	(614)	(939)	(250)	(107)	(217)

Recoveries:
Mortgage loans on real estate	—	—	—	—	—

Other loans:
Commercial business	66	128	31	49	35
Consumer and other	81	25	27	11	12

Total other loans	147	153	58	60	47

Total recoveries	147	153	58	60	47

Net (charge-offs) recoveries	(467)	(786)	(192)	(47)	(170)
Provision for loan losses	841	212	979	140	—

Balance at end of year	$4,220	$3,846	$4,420	$3,633	$3,540

Ratios:
Net (charge-offs) recoveries to average loans outstanding (annualized)	(0.09)%	(0.16)%	(0.05)%	(0.01)%	(0.04%)
Allowance for loan losses to non-performing loans at end of year	467.33%	217.41%	238.53%	118.11%	214.03%
Allowance for loan losses to total loans at end of year	0.77%	0.76%	0.94%	0.98%	0.92%
      Our allowance for loan losses to total loans was 0.90% or above at December 31, 2001 through 2003 and was at 0.98% at December 31, 2002, due primarily to an increase in non-performing loans. This increase in non-performing loans was attributable to the provision for one large commercial loan, which was restructured in 2003, thereby reducing the allowance in the subsequent years. Since December 31, 2002, loans have increased to $551.3 million and non-performing loans have decreased to $903,000, resulting in a lower ratio. Our allowance for loan losses to total loans was 0.77% at December 31, 2005, a slight increase from 0.76% at December 31, 2004.

      The following tables set forth Legacy Banks’ percent of allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	At December 31,

	2005			2004			2003

			Percent of			Percent of			Percent of
			Loans in			Loans in			Loans in
			Each			Each			Each
	Allowance	Loan	Category to	Allowance	Loan	Category to	Allowance	Loan	Category to
	for Loan	Balances by	Total	for Loan	Balances by	Total	for Loan	Balances by	Total
	Losses	Category	Loans	Losses	Category	Loans	Losses	Category	Loans

	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$881	$308,008	55.86%	$785	$284,114	55.89%	$713	$254,166	54.15%
Commercial	2,779	160,675	29.14%	2,363	141,540	27.84%	3,113	139,708	29.77%
Home equity	168	58,640	10.64%	156	53,508	10.53%	124	44,506	9.48%

	3,828	527,323	95.64%	3,304	479,162	94.26%	3,950	438,380	93.40%

Other loans:
Commercial	353	20,579	3.73%	423	24,856	4.89%	369	22,087	4.70%
Consumer and other	39	3,457	0.63%	119	4,332	0.85%	101	8,897	1.90%

	392	24,036	4.36%	542	29,188	5.74%	470	30,984	6.60%

Total	$4,220	$551,359	100.00%	$3,846	$508,350	100.00%	$4,420	$469,364	100.00%

	At December 31,

	2002			2001

			Percent of			Percent of
			Loans in			Loans in
			Each			Each
	Allowance	Loan	Category to	Allowance	Loan	Category to
	for Loan	Balances by	Total	for Loan	Balances by	Total
	Losses	Category	Loans	Losses	Category	Loans

	(Dollars in thousands)
Mortgage loans on real estate:
Residential	$627	$216,092	57.86%	$846	$249,407	65.16%
Commercial	2,426	95,919	25.68%	1,596	57,976	15.15%
Home equity	88	30,484	8.16%	86	24,189	6.32%

	3,141	342,495	91.70%	2,528	331,572	86.63%

Other loans:
Commercial	383	22,158	5.93%	709	39,716	10.38%
Consumer and other	109	8,827	2.36%	303	11,457	2.99%

	492	30,985	8.30%	1,012	51,173	13.37%

Total	$3,633	$373,480	100.00%	$3,540	$382,745	100.00%

Investment Activities
      General. Our investment policy is established by the board of directors of the Bank. The Chief Executive Officer, Chief Financial Officer and Treasurer of the Bank, as authorized by the board, implement this policy based on the established guidelines within the written policy. The primary objective of the investment portfolio is to achieve a competitive rate of return without incurring undue interest rate and credit risk, to complement Legacy Banks’ lending activities, to provide and maintain liquidity, and to assist in managing the interest rate sensitivity of its balance sheet. Individual investment decisions are made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with Legacy Banks’ asset/liability management objectives. Certain investment securities are held by Legacy Bancorp, which follows the same investment guidelines as Legacy Banks. The information about investments herein under “Business — Investment Activities” includes the investment securities of Legacy Bancorp.
      Statement of Financial Accounting Standards (SFAS) NO. 115, Accounting for Certain Investments in Debt and Equity Securities, requires Legacy Banks to designate its securities as held to maturity, available for sale or trading, depending on Legacy Banks’ intent with regard to its investments at the time of purchase. At December 31, 2005, $167.4 million or 93.1% of the portfolio was classified as available for sale, and $97,000 or 0.05% of the portfolio was classified as held to maturity. At December 31, 2005, the net unrealized loss on securities classified as available for sale was $1.7 million. Legacy Banks does not currently maintain a trading portfolio of securities. At December 31, 2005, Legacy Banks did not hold securities of any issuers, as defined in Section 2(4) of the Securities Act, in which the aggregate book value of such securities exceeded 10% of equity.
      Government Sponsored Enterprises. At December 31, 2005, Legacy Banks’ Government Sponsored Enterprises portfolio totaled $94.4 million, or 52.5% of the total portfolio on that date. This portfolio increased $52.1 million, or 123.3% over the December 31, 2004 amount of $42.3 million primarily as a result of the deployment of a portion of the net conversion proceeds.
      Municipal Bonds. At December 31, 2005, Legacy Banks’ portfolio of municipal bonds totaled $6.0 million, or 3.3% of the portfolio at that date. This portfolio increased $2.4 million, or 68.4% over the December 31, 2004 amount of $3.6 million as the Bank took advantage of available bonds with an attractive tax-equivalent yield.
      Corporate Obligations. At December 31, 2005, Legacy Banks’ portfolio of corporate obligations totaled $6.2 million, or 3.4% of the portfolio at that date. Legacy Banks’ policy requires that investments in corporate obligations be restricted only to those obligations that are readily marketable and rated “Investment Grade” by a nationally recognized rating agency. At December 31, 2005, all investments in corporate obligations were rated “Investment Grade”.
      Mortgage-Backed Securities. At December 31, 2005, Legacy Banks’ portfolio of mortgage-backed securities totaled $55.5 million, or 30.9% of the portfolio on that date, and consisted of pass-through securities totaling $51.6 million and collateralized mortgage obligations totaling $3.9 million directly insured or guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association (Ginnie Mae). In its purchase of collateralized mortgage obligations, Legacy Banks has targeted instruments in the three to five year weighted average life tranches, with expected average life extensions up to a maximum of seven years in a rising rate environment. The objective of this strategy has been to limit the potential interest rate risk due to extension of this portfolio in a rising rate environment.
      Marketable Equity Securities. At December 31, 2005, Legacy Banks’ portfolio of marketable equity securities totaled $5.4 million, or 3.0% of the portfolio at that date, and consisted entirely of common and preferred stock of various corporations. Legacy Banks’ investment policy requires stocks within this portfolio to be diversified into several different business segments, actively traded and of high quality.
      Restricted Equity Securities and Other investments. At December 31, 2005, Legacy Banks’ portfolio of restricted equity securities and other investments totaled $12.3 million or 6.9% of the portfolio at that date. These securities consisted primarily of stock in the Federal Home Loan Bank of Boston (FHLBB) totaling $9.1 million, which must be held as a condition of membership in the Federal Home Loan Bank System and as a condition to Legacy Banks’ borrowing under the FHLBB advance program. The remaining $3.2 million consisted of certain other equity investments in Savings Bank Life Insurance, Community Investment Fund, Depositors Insurance Fund and other investments.

      The following table sets forth certain information regarding the amortized cost and market values of Legacy Banks’ investment securities at the dates indicated:

	At December 31, 2005		At December 31, 2004		At December 31, 2003

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(Dollars in thousands)
Securities available for sale:
Government-sponsored enterprises	$95,613	$94,369	$42,504	$42,263	$35,905	$36,015
Municipal bonds	6,061	6,002	3,575	3,565	536	554
Corporate bonds and other obligations	6,149	6,161	12,448	12,696	17,591	18,346
Mortgage-backed securities	56,896	55,505	58,657	58,253	54,065	53,653

Total debt securities	164,719	162,037	117,184	116,777	108,097	108,568

Marketable equity securities:
Common stock	4,399	5,399	3,076	3,545	2,939	3,233

Total securities available for sale	169,118	167,436	120,260	120,322	111,036	111,801

Securities held to maturity:
Other bonds	97	97	161	161	161	161
Mortgage-backed securities	—	—	2	2	2	3

	97	97	163	163	163	164

Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	9,056	9,056	8,830	8,830	6,871	6,871
Savings Bank Life Insurance and DIF stock	1,709	1,709	1,709	1,709	1,709	1,709
Other investments	1,557	1,557	870	870	235	235

Total restricted equity securities and other investments	12,322	12,322	11,409	11,409	8,815	8,815

Total securities	$181,537	$179,855	$131,832	$131,894	$120,014	$120,780

      The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of Legacy Banks’ debt securities portfolio at December 31, 2005. In the case of mortgage-backed securities, the table shows the securities by their contractual maturities, however there are scheduled principal payments for these securities and there will also be unscheduled prepayments prior to their contractual maturity:

			More Than One		More Than Five
			Year through Five		Years through Ten		More Than Ten
	One Year of Less		Years		Years		Years		Total Securities

		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

	(Dollars in thousands)
Securities available for sale (AFS):
Government-sponsored enterprises	$39,735	4.46%	$55,878	3.74%	—	—	$—	—	$95,613	4.04%
Municipal Bonds	—	—	515	4.21%	1,714	3.52%	3,832	3.97%	6,061	3.91%
Corporate bonds and other obligations	4,119	5.25%	2,030	5.37%	—	—	—	—	6,149	5.29%

Subtotal	43,854		58,423		1,714		3,832		107,823

Mortgage-backed securities	—	—	10,745	3.91%	13,672	4.26%	32,479	4.30%	56,896	4.22%

Total AFS debt securities	43,854		69,168		15,386		36,311		164,719

Securities held to maturity (HTM):
Corporate bonds and other obligations	—	—	30	3.00%	52	3.00%	15	3.00%	97	3.00%

Total HTM debt securities	—		30		52		15		97

Total debt securities	$43,854		$69,198		$15,438		$36,326		$164,816

Sources of Funds
      General. Deposits are the primary source of Legacy Banks’ funds for lending and other investment purposes. In addition to deposits, Legacy Banks obtains funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, advances from the Federal Home Loan Bank of Boston, and cash flows generated by operations.
      Deposits. Consumer and commercial deposits are gathered primarily from Legacy Banks’ primary market area through the offering of a broad selection of deposit products including checking, regular savings, money market deposits and time deposits, including certificate of deposit accounts and individual retirement accounts. The FDIC insures deposits up to certain limits (generally, $100,000 per depositor) and the Depositors Insurance Fund, or DIF, fully insures amounts in excess of such limits.
      The maturities of Legacy Banks’ certificate of deposit accounts range from one month to five years. In addition, Legacy Banks offers a variety of commercial business products to small businesses operating within its primary market area. Currently, Legacy Banks does not generally negotiate interest rates to attract jumbo certificates of deposit, but accepts deposits of $100,000 or more from customers within its market area based on posted rates. Legacy Banks also generates certificates of deposit through the use of brokers and internet-based network deposits. Brokered deposits and network deposits totaled $20.1 million and $2.7 million, respectively at December 31, 2005.
      Legacy Banks relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates, rates offered by financial service competitors, the availability of other investment alternatives, and general economic conditions significantly affect Legacy Banks’ ability to attract and retain deposits.

      The following tables set forth certain information relative to the composition of Legacy Banks’ average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended December 31,

	2005			2004			2003

			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate

	(Dollars in thousands)
Deposit type:
Demand deposits	$55,996	11.9%	—%	$48,123	11.1%	—%	$46,429	11.3%	—%
NOW deposits	39,507	8.3	0.21	36,431	8.4	0.15	34,064	8.3	0.18
Money market deposits	59,016	12.5	1.61	72,107	16.6	0.94	93,619	22.7	1.01
Regular savings	69,088	14.6	0.43	81,352	18.8	0.41	90,646	22.0	0.69
Life Path Savings	71,188	15.1	2.37	40,338	9.3	1.85		—	—

Total transaction accounts	294,795	62.4	1.04	278,351	64.2	0.65	264,758	64.3	0.62
Certificates of deposit	177,613	37.6	2.94	155,024	35.8	2.45	146,837	35.7	2.79

Total deposits	$472,408	100.0%	1.76%	$433,375	100.0%	1.29%	$411,595	100.0%	1.39%

      The following table sets forth the time deposits of Legacy Banks classified by interest rate as of the dates indicated:

	At December 31,

	2005	2004	2003

	(Dollars in thousands)
Interest Rate
Less than 2%	$4,488	$53,731	$66,017
2.00%-2.99%	49,175	71,473	38,782
3.00%-3.99%	103,039	30,638	23,970
4.00%-4.99%	28,875	5,300	16,430
5.00%-5.99%	2,662	3,410	3,803
6.00%-6.99%	23	895	1,128

Total	$188,262	$165,447	$150,130

      The following table sets forth the amount and maturities of time deposits at December 31, 2005:

					After
	Year Ending December 31,				December 31,

	2006	2007	2008	2009	2009	Total

	(Dollars in thousands)
Interest Rate
Less than 2%	$3,984	$504	$—	$—	$—	$4,488
2.00%-2.99%	45,510	3,601	64	—	—	49,175
3.00%-3.99%	71,389	24,347	6,116	1,026	161	103,039
4.00%-4.99%	20,976	5,763	766	555	815	28,875
5.00%-5.99%	1,054	1,608	—	—	—	2,662
6.00%-6.99%	23	—	—	—	—	23

Total	$142,936	$35,823	$6,946	$1,581	$976	$188,262

      As of December 31, 2005, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $66.5 million. The following table sets forth the maturity of those certificates as of December 31, 2005:

At December 31, 2005

(In thousands)
Three months of less	$18,209
Over three months through six months	19,516
Over six months through one year	15,667
Over one year to three years	12,182
Over three years	956

Total	$66,530

      Borrowings. Legacy Banks utilizes advances from the Federal Home Loan Bank of Boston, or FHLBB, primarily in connection with the funding of growth in its assets. FHLBB advances are secured primarily by certain of Legacy Banks’ mortgage loans, certain investment securities and by Legacy Banks’ holding of FHLBB stock. As of December 31, 2005, Legacy Banks had outstanding $145.9 million in FHLBB advances, and had the ability to borrow up to a total of $235.5 million based on available collateral.
      The following table sets forth certain information concerning balances and interest rates on Legacy Banks’ FHLBB advances at the dates and for the periods indicated:

	At or for the Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Balance at end of year	$145,923	$159,704	$131,250
Average balance during year	$157,674	$136,896	$114,346
Maximum outstanding at any month end	$174,023	$159,704	$137,594
Weighted average interest rate at end of year	4.22%	3.94%	4.06%
Weighted average interest rate during year	4.26%	4.12%	4.57%

      Of the $145.9 million in advances outstanding at December 31, 2005, $42.0 million, bearing a weighted-average interest rate of 4.79%, are callable by the FHLBB at its option and in its sole discretion. In the event the FHLBB calls these advances, Legacy Banks will evaluate its liquidity and interest rate sensitivity position at that time and determine whether to replace the called advances with new borrowings.
      Personnel. As of December 31, 2005, the Bank had 151 full-time equivalent employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be excellent.
      Segment Reporting: Management monitors the revenue streams of the various products and services in evaluating the Company’s operations and financial performance. All of the Company’s operations are considered by management to be aggregated in one reportable operating segment.
Subsidiary Activities and Portfolio Management Services
      Legacy Bancorp conducts its principal business activities through its wholly-owned subsidiary, Legacy Banks. The Bank has two operating subsidiaries, Legacy Insurance Services of the Berkshires and Legacy Securities Corporation.
      Legacy Insurance Services of the Berkshires. Legacy Insurance Services of the Berkshires (“LISB”) is a Delaware limited liability company and is wholly-owned by Legacy Banks. LISB is an insurance agency that specializes in providing our clients with non-deposit insurance and investment products. LISB has been in operation since September 2001; however, the Bank has been associated with and selling Savings Bank Life Insurance (SBLI) since its founding in 1910.
      Legacy Securities Corporation. Legacy Securities Corporation (LSC) is a Massachusetts securities corporation and a wholly owned subsidiary of Legacy Banks. LSC is an investment company that engages in buying, selling and holding securities on its own behalf. At December 31, 2005, LSC had total assets of $67.5 million consisting primarily of government sponsored enterprises obligations and mortgage backed securities. As a Massachusetts securities corporation LSC has a lower state income tax rate compared to other corporations.
      Portfolio Management Services. Legacy Banks offers portfolio management services through its division known as Legacy Portfolio Management (“LPM”). At December 31, 2005, LPM had total assets under management of $132.2 million.
      Legacy Bancorp, Inc’s subsidiaries, in addition to Legacy Banks, are described below. The company is incorporated in Massachusetts and is wholly owned by Legacy Bancorp, Inc.
      Legacy Funding Corporation. Legacy Funding Corporation was established in 2005 to lend funds to Legacy Banks Employee Stock Ownership Plan (“ESOP”) to purchase shares of Legacy Bancorp, Inc. common stock in the open market subsequent to the initial public offering.
      Discontinued Operations:     None
Regulation And Supervision
      General: As a savings and loan holding company, Legacy Bancorp is required to file reports with, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision (OTS). As a savings bank chartered by the Commonwealth of Massachusetts, Legacy Banks is subject to extensive regulation, examination and supervision by the Massachusetts Commissioner of Banks, as its primary regulator, and the Federal Deposit Insurance Corporation (FDIC), as the deposit insurer. Legacy Banks is a member of the Federal Home Loan Bank (FHLB) system and, with respect to deposit insurance, of the Bank Insurance Fund managed by the FDIC. Legacy Banks must file reports with the Commissioner of Banks and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of other savings institutions. The Commissioner of Banks and/or the FDIC conduct periodic examinations to test Legacy Banks’ safety and soundness and compliance with various regulatory requirements. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on Legacy Banks and Legacy Bancorp and is qualified in its entirety by reference to the actual laws and regulations.
      Massachusetts Banking Laws and Supervision: Massachusetts savings banks are regulated and supervised by the Massachusetts Commissioner of Banks. The Massachusetts Commissioner of Banks is required to regularly examine each state-chartered bank. The approval of the Massachusetts Commissioner of Banks is required to establish or close branches, to merge with another bank, to form a holding company, to issue stock or to undertake many other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be sanctioned. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Massachusetts Commissioner of Banks has the authority to appoint a receiver or conservator if it is determined that the bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.
      All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a private deposit insurer, which insures all deposits in member banks in excess of FDIC deposit insurance limits. Member banks are required to pay the assessments of the fund.
      The powers that Massachusetts-chartered savings banks can exercise under these laws are summarized as follows:

Lending Activities: A Massachusetts-chartered savings bank may make a wide variety of mortgage loans including fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans that may be made in accordance with applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security. Loans to individual borrowers generally must be limited to 20% of the total of a bank’s capital accounts and stockholders’ equity.

Insurance Sales: Massachusetts banks may engage in insurance sales activities if the Massachusetts Commissioner of Banks has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. A bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. Legacy Banks has a subsidiary, Legacy Insurance Services of the Berkshires, that is licensed to sell insurance products.

Investment Activities: In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in the Commonwealth which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth. At the present time, Legacy Banks does have authority to invest in equity securities.

Dividends: A Massachusetts stock bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.

Parity Regulation: Effective November 19, 2002, Massachusetts law was amended to increase the powers of Massachusetts banks under certain conditions. As a result of such amendment, a Massachusetts bank may engage in any activity or offer any product or service if the activity, product or service is engaged in or offered in accordance with regulations promulgated by the Massachusetts Commissioner of Banks and has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts; provided that the activity is permissible under applicable federal and Massachusetts law and subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that had previously been granted the power.
Federal Regulations
      Capital Requirements. Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Legacy Banks, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.
      The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories ranging from 0.0% to 100.0%, with higher levels of capital being required for the categories perceived as representing greater risk.
      State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.
      The Federal Deposit Insurance Corporation Improvement Act (the “FDICIA”) required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.
      Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. Most recently, the agencies have established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.
      Investment Activities. Since the enactment of FDICIA, all state-chartered FDIC insured banks, including savings banks, have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. FDICIA and the FDIC permit exceptions to these limitations. For example, state chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100.0% of Tier 1 Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts law, whichever is less. Legacy Banks received approval from the FDIC to retain and acquire such equity instruments equal to the lesser of 100% of Legacy Banks’ Tier 1 capital or the maximum permissible amount specified by Massachusetts law. Any such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. The FDIC has adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specifies that a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.
      Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Interstate Banking Act, permits adequately capitalized bank holding companies to acquire banks in any state subject to specified concentration limits and other conditions. The Interstate Banking Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Banking Act permits banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state.
      Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.
      The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2005, Legacy Banks was classified as a “well capitalized” institution.
      “Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.
      Transaction with Affiliates and Regulation W of the Federal Reserve Regulations. Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act and Regulation W (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.
      The Gramm-Leach-Bliley Act amended several provisions of Sections 23A and 23B of the Federal Reserve Act. The amendments provide that so-called “financial subsidiaries” of banks are treated as affiliates for purposes of Sections 23A and 23B of the Federal Reserve Act, but the amendment provides that (i) the 10.0% capital limit on transactions between the bank and such financial subsidiary as an affiliate is not applicable, and (ii) the investment by the bank in the financial subsidiary does not include retained earnings in the financial subsidiary. Certain anti-evasion provisions have been included that relate to the relationship between any financial subsidiary of a bank and sister companies of the bank: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; or (2) if the Federal Reserve Board determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank.
      In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% stockholder of a financial institution, and certain affiliated interests of these, may not exceed, together with all other outstanding loans to such person and affiliated interests, the financial institution’s loans to one borrower limit, generally equal to 15.0% of the institution’s unimpaired capital and surplus. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.
      Enforcement. The FDIC has extensive enforcement authority over insured savings state banks, including Legacy Banks. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.
      Insurance of Deposit Accounts. The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial condition consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest. Bank Insurance Fund members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of Legacy Banks.
      The FDIC may terminate insurance of deposits if it finds that the institution is in an unsafe or unsound condition to continue operations, has engaged in unsafe or unsound practices, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of Legacy Banks does not know of any practice, condition or violation that might lead to termination of deposit insurance.
      Privacy Regulations. Pursuant to the Gramm-Leach-Bliley Act, the FDIC has published final regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. The new regulations generally require that Legacy Banks disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Legacy Banks is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Legacy Banks currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.
      Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as amended and as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Legacy Banks’ latest FDIC CRA rating was “Satisfactory.”
      Massachusetts has its own statutory counterpart to the CRA which is also applicable to Legacy Banks. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Legacy Banks’ most recent rating under Massachusetts law was “Outstanding.”

      Consumer Protection and Fair Lending Regulations. Massachusetts savings banks are subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.
      The USA PATRIOT Act. Legacy Banks is subject to the USA PATRIOT Act, which gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.
Federal Reserve System
      The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $47.6 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%; and for amounts greater than $47.6 million, the reserve requirement is $1,218,000 plus 10.0% (which may be adjusted by the Federal Reserve Board between 8.0% and 14.0%), of the amount in excess of $47.6 million. The first $7.0 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Legacy Banks is in compliance with these requirements
Federal Home Loan Bank System
      The Bank is a member of the Federal Home Loan Bank (FHLB) system, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Legacy Banks, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston. Legacy Banks was in compliance with this requirement with an investment in FHLB of Boston stock at December 31, 2005 of $9.1 million.
      The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLB pay to their members and result in the FHLB imposing a higher rate of interest on advances to their members. For the years ended 2005, 2004, and 2003, cash dividends from the FHLB of Boston to Legacy Banks amounted to approximately $392,000, $209,000, and $177,000, respectively. Further, there can be no assurance that the impact of recent or future legislation on the FHLB will not also cause a decrease in the value of the FHLB stock held by the Bank.
Holding Company Regulation
      General: Federal law allows a state savings bank that qualifies as a “Qualified Thrift Lender,” discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election allows its holding company to be regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. Legacy Banks made such election and the Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. As such, the Company is registered with the OTS and has adhered to the OTS’s regulations and reporting requirements. In addition, the OTS may examine and supervise the Company and the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, Legacy Banks is required to notify the OTS at least 30 days before declaring any dividend to the Company. By regulation, the OTS may restrict or prohibit the Bank from paying dividends.
      The Gramm-Leach-Bliley Act of 1999 expanded the authority of bank holding companies to affiliate with other financial services companies such as insurance companies and investment banking companies. The Gramm-Leach-Bliley Act, however, provided that unitary savings and loan holding companies, such as the Company, may only engage in activities permitted to a financial holding company under the legislation and those permitted for a multiple savings and loan holding company. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the OTS is obtained, to other activities authorized by OTS regulation and to those permitted for financial holding companies. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted by federal law.
      Federal law prohibits a savings and loan holding company from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company or from acquiring such an institution or company by merger, consolidation or purchase of its assets, without prior written approval of the OTS. In evaluating applications by holding companies to acquire savings associations, the OTS considers the financial and managerial resources and future prospects of the Company and the institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.
      To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 2005, Legacy Banks maintained 89% of its portfolio assets in qualified thrift investments.
      Acquisition of the Company: Under the Federal Change in Bank Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company. Under certain circumstances, a change in control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the Change in Bank Control Act, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.
      Massachusetts Holding Company Regulation: In addition to the federal holding company regulations, a bank holding company organized or doing business in Massachusetts must comply with any regulation under the Massachusetts law. The term “bank holding company,” for the purposes of Massachusetts law, is defined generally to include any company which, directly or indirectly, owns, controls or holds with power to vote more than 25% of the voting stock of each of two or more banking institutions, including commercial banks and state co-operative banks, savings banks and savings and loan associations and national banks, federal savings banks and federal savings and loan associations. In general, a holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of

Massachusetts law. Under Massachusetts law, the prior approval of the Board of Bank Incorporation is required before the following: any company may become a bank holding company; any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of, or all or substantially all of the assets of, a banking institution; or any bank holding company merges with another bank holding company. Although the Company is not a bank holding company for purposes of Massachusetts law, any future acquisition of ownership, control, or the power to vote 25% or more of the voting stock of another banking institution or bank holding company would cause it to become such.
      Federal Securities Laws: The Company’s common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.
      Financial Privacy: In accordance with the Gramm-Leach-Bliley Financial Modernization Act of 1999, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.
Taxation
      Federal taxes: In general the Company and Legacy Banks report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company and Legacy Banks in the same manner as to other corporations with some exceptions, including particularly Legacy Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Legacy Bank or the Company. Legacy Bank’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 2001. For its 2005 tax year, Legacy Banks maximum federal income tax rate was 34%.
      Bad Debt Reserves: For fiscal years beginning before December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986, as amended, were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $5.4 million of the Bank’s accumulated bad debt reserves will not be recaptured into taxable income unless the Bank makes a “nondividend distribution” to the Company as described below.
      Distributions: If the Bank makes “nondividend distributions” to the Company, they will be considered to have been made from the Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “nondividend distributions,” and then from the Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank’s taxable income. Nondividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank’s current or accumulated earnings and profits will not be included in the Bank’s taxable income. The amount of additional taxable income triggered by a nondividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Bank makes a nondividend distribution to the Company, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.
      Massachusetts Taxation: The Massachusetts excise tax rate for savings banks is currently 10.5% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except no deduction is allowed for bonus depreciation or for taxes paid to the state which are based on income. Carryforwards and carrybacks of net operating losses are not allowed.
      A financial institution or business corporation is generally entitled to special tax treatment as a “securities corporation,” provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a “securities corporation” by the Commissioner of the Massachusetts Department of Revenue. A securities corporation that is also a bank holding company under the Code must pay a tax equal to 0.33% of its gross income. A securities corporation that is not a bank holding company under the Code must pay a tax equal to 1.32% of its gross income. One of the Bank’s subsidiaries, Legacy Securities Corporation. Inc., is a Massachusetts securities corporations.
      Delaware Taxation: As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.
      Available Information: The Company’s website is http://www.LegacyBanks.com. The Company makes available free of charge through its website, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports led or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC. The reference to our website does not constitute incorporation by reference of the information contained in the website and should not be considered part of this document.

Item 1a.	Risk Factors
      The following risk factors are relevant to our future results and financial success, and should be read with care.
Risks Related to Our Business

Our Commercial Real Estate and Commercial Loans Expose Us to Increased Credit Risks, and These Risks Will Increase if We Succeed in Increasing These Types of Loans.
      We intend to grow commercial real estate and commercial loans further as a proportion of our portfolio over the next several years. In general, commercial real estate loans and commercial loans generate higher returns, but also pose greater credit risks, than do owner-occupied residential mortgage loans. As our various commercial loan portfolios increase, the corresponding risks and potential for losses from these loans will also increase.
      We make both secured and some short-term unsecured commercial loans. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Secured commercial loans are generally collateralized by equipment, leases, inventory and accounts receivable. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

Our Continuing Concentration of Loans in Our Primary Market Area May Increase Our Risk.
      Our success depends primarily on the general economic conditions in the counties in which we conduct business. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in Berkshire County, in Western Massachusetts. The local economic conditions in our market area have a significant impact on our loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would affect these local economic conditions and could adversely affect our financial condition and results of operations. Additionally, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy may also have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

Changes in Market Interest Rates Could Adversely Affect Our Financial Condition and Results of Operations.
      Our profitability, like that of most financial institutions, depends to a large extent upon our net interest income, which is the difference, or spread, between our gross interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations and financial condition depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements, including our adjustable-rate mortgage loans, which represent a large portion of our residential loan portfolio. Changes in interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows. Because, as a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, an increase in interest rates generally would result in a decrease in our interest rate spread and net interest income. See “Item 7a: Quantitative and Qualitative Disclosures About Risk Management”.
      We are also subject to reinvestment risk relating to interest rate movements. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are not able to reinvest funds from such prepayments at rates that are comparable to the rates on the prepaid loans or securities. On the other hand, increases in interest rates on adjustable-rate mortgage loans result in larger mortgage payments due from borrowers, which could potentially increase our level of loan delinquencies and defaults.

We May Have Difficulty Meeting Our Branch Expansion Goals, and Our Branch Expansion Strategy May Not Be Accretive to Earnings.
      Our growth plans include the opening of new branch offices in communities served by Legacy Banks as well as in other communities contiguous to those currently served by Legacy Banks. Our ability to establish new branches will depend upon whether we can identify suitable sites and negotiate acceptable lease or purchase and sale terms, and we may not be able to do so, or it may take longer than we expect. Moreover, once we establish a new branch, numerous factors will contribute to its performance, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new branch to gather significant loans and deposits to generate enough income to offset its expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. There can be no assurance that our branch expansion strategy will be accretive to our earnings, or that it will be accretive to earnings within a reasonable period of time.

Our Ability to Grow May Be Limited if We Cannot Make Acquisitions.
      In an effort to increase our loan and deposit growth, we will continue to seek to expand our banking franchise, including through acquisitions of other financial institutions or branches if opportunities arise. Our ability to grow through selective acquisitions of other financial institutions or branches will depend on successfully identifying, acquiring and integrating them. We compete with other financial institutions with respect to proposed acquisitions. We cannot assure you that we will be able to identify attractive acquisition candidates or make acquisitions on favorable terms. In addition, we cannot assure you that we can successfully integrate any acquired financial institutions or branches into our banking organization in a timely or efficient manner, that we will be successful in retaining existing customer relationships or that we can achieve anticipated operating efficiencies.

Strong Competition Within Our Market Area May Limit Our Growth and Profitability.
      We face significant competition both in attracting deposits and in the origination of loans. Savings banks, credit unions, savings and loan associations and commercial banks operating in our primary market area have historically provided most of our competition for deposits. In addition, and particularly in times of high interest rates, we face additional and significant competition for funds from money-market mutual funds and issuers of corporate and government securities. Competition for the origination of real estate and other loans comes from other thrift institutions, commercial banks, insurance companies, finance companies, other institutional lenders and mortgage companies. Many of our competitors have substantially greater financial and other resources than us. Moreover, we may face increased competition in the origination of loans if competing thrift institutions convert to stock form, because such converting thrifts would likely seek to invest their new capital into loans. Finally, credit unions do not pay federal or state income taxes and are subject to fewer regulatory constraints than savings banks and as a result, they may enjoy a competitive advantage over us. This advantage places significant competitive pressure on the prices of our loans and deposits.

We Operate in a Highly Regulated Environment and May Be Adversely Affected by Changes in Law and Regulations.
      We are subject to extensive regulation, supervision and examination as outlined in the “Regulation And Supervision” section of this report. Any change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board, the Office of Thrift Supervision, other state or federal regulators, the United States Congress or the Massachusetts legislature could have a materialy adverse effect on our business, financial condition, results of operations and cash flows.

Item 1b.	Unresolved Staff Comments
      None

Item 2.	Properties
      Legacy Banks conducts its business through its main office located in Pittsfield, Massachusetts and nine other offices located in Berkshire County, Massachusetts. The following table sets forth information about our offices as of December 31, 2005:

		Year	Lease
	Location	Opened	Expires

Owned:
Main Office:	99 North Street Pittsfield, MA 01201	2000
Branch Offices:	76 Park Street Lee, MA 01238	1996
	25 Main Street Lenox, MA 01240	1990
	2 Holmes Road Lenox, MA 01240	1977
	30 East Otis Road Otis, MA 01253	1996
	734 Williams Street (Land leased) Pittsfield, MA 01201	1997
Leased:	609 Merrill Road Pittsfield, MA 01201	1971	2008
	700 Main Street Great Barrington, MA 01230	1975	2009
	102 Main Street North Adams, MA 01247	1996	2008	(1)
	480 West Housatonic Street Pittsfield, MA 01201	2005	2010	(2)
	Lee Outlet Village (ATM Only) Lee, MA 01238	1995	2011

(1)	Legacy bank has an option to renew for 5 years

(2)	New branch which replaced office at 436 West Housatonic Street, Pittsfield in August of 2005. Legacy bank has an option to renew for 3 additional 5 year terms.

Item 3.	Legal Proceedings
      We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to our financial condition and results of operations.

Item 4.	Submission Of Matters To A Vote Of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
      The common stock is traded on the NASDAQ Stock Exchange under the symbol “LEGC.” As of March 15, 2006, the Company had 1,291 holders of record. The following table sets forth, for the quarters indicated, the daily high and low sales price for the common stock and the dividends paid. The closing price of the Company’s common stock on March 21, 2006 was $15.12. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding two fiscal years.

	For the Year Ended December 31,

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$13.70	n/a	n/a	n/a
Low	$13.10	n/a	n/a	n/a
Dividend Paid	$—	n/a	n/a	n/a
      The Company did not repurchase any shares in the fourth quarter of 2005. The Company has not announced any plans to repurchase shares.

Item 6.	Selected Financial Data
      The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-K. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC. Because shares had not been issued and outstanding during the entire year, earnings per share have not been reported for the year ended December 31, 2005.

	At or for the Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands, except per share data)
Selected Financial Data:
Total assets	$778,330	$681,287	$634,978	$592,942	$607,013
Loans, net(1)	547,626	505,344	465,903	372,121	383,279
Securities and other investments:	179,855	131,894	120,779	161,124	115,732
Deposits	474,381	450,868	422,521	419,175	448,221
Federal Home Loan Bank advances	145,923	159,704	131,250	97,617	85,493
Repurchase agreements	4,999	4,557	6,618	8,055	8,159
Total stockholders’ equity	146,166	59,447	56,335	54,276	51,539
Nonperforming loans	903	1,769	1,853	3,076	1,654
Selected Operating Data:
Total interest and dividend income	36,978	31,636	30,139	32,346	38,145
Total interest expense	15,054	12,102	11,852	15,266	21,296

Net interest income	21,924	19,534	18,287	17,080	16,849
Provision for loan losses	841	212	979	140	—

Net interest income after provision for loan losses	21,083	19,322	17,308	16,940	16,849
Non-interest income (charges):
Service charges and fees	4,402	3,713	3,792	3,485	2,896
Gain (loss) on sales and dispositions of securities (net)	(89)	116	29	(992)	173
Gain on sale of loans	236	278	331	484	477
FHLB prepayment restructuring charge	(2,351)	—	—	—	—
Other	1,179	328	268	154	273

Total non-interest income (charges)	3,377	4,435	4,420	3,131	3,819
Total non-interest expense	26,398	17,949	17,007	17,428	15,558

Income (loss)before income taxes	(1,938)	5,808	4,721	2,643	5,110
Provision for income taxes	297	2,254	1,731	890	1,866

Net income (loss)	(2,235)	3,554	2,990	1,753	3,244

	At or for the Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands, except per share data)
Selected Financial Ratios and Other Data:
Performance Ratios:
Return (loss) on average assets(2)	(0.31)%	0.55%	0.49%	0.30%	0.56%
Return (loss) on average equity(3)	(2.90)	6.12	5.40	3.34	6.60
Interest rate spread(4)	2.84	2.90	2.93	2.77	2.67
Net interest margin(5)	3.22	3.18	3.22	3.11	3.10
Efficiency ratio(6)	104.2	73.8	75.2	84.5	75.9
Non-interest expense to average assets	3.56	2.70	2.81	2.95	2.68
Average interest-bearing assets to interest-bearing liabilities	117.30	113.89	114.19	112.02	110.80
Regulatory Capital Ratios(7):
Equity to total assets	18.80%	8.73%	8.87%	9.15%	8.49%
Average equity to average assets	10.70	8.91	9.16	8.87	8.45
Total capital (bank only) to risk-weighted assets	19.97	12.57	12.75	14.51	14.17
Asset Quality Ratios:
Nonperforming assets to total assets	0.12%	0.26%	0.29%	0.52%	0.27%
Nonperforming loans to total loans	0.16	0.35	0.40	0.83	0.43
Allowance for loan losses to nonperforming loans	467.33	217.41	238.53	118.11	214.03
Allowance for loan losses to total loans	0.77	0.76	0.94	0.98	0.92
Share Data:
Book value per share — end of year	$14.18	n/a	n/a	n/a	n/a
Tangible book value per share — end of year	13.88	n/a	n/a	n/a	n/a
Market price at year end	13.35	n/a	n/a	n/a	n/a

(1)	Includes loans held for sale.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets for the year.

(6)	The efficiency ratio represents non-interest expense for the year less expenses related to the amortization of intangibles divided by the sum of net interest income (before loan loss provision) plus non-interest income.

(7)	All capital ratios are as of the end of the year.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation
      General: Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.
      Overview: Legacy completed its mutual-to-stock conversion and related stock offering on October 26, 2005, with the issuance of 10,308,600 shares (including 763,600 shares issued to the Legacy Banks Foundation). Net proceeds received in connection with the offering aggregated $92.7 million. The Company’s

Employee Stock Ownership Plan (“ESOP”) completed its open market purchases in the fourth quarter, bringing the total shares purchased through December 31, 2005 to 824,688, or 8% of the 10,308,600 shares outstanding on that date. The total shares outstanding resulted in a book value per share and tangible book value per share of $14.18 and $13.88, respectively, at year end.
      The Company incurred a net loss of $5.5 million for the quarter ended December 31, 2005 and a net loss of $2.2 million for the year. The loss in both periods was anticipated and was primarily the result of two non-recurring charges recorded in the fourth quarter of 2005: 1) a $7.7 million contribution made by the Company to the Legacy Banks Charitable Foundation as part of the mutual to stock conversion and 2) debt restructuring charges of $2.4 million paid by the Bank to the Federal Home Loan Bank of Boston (FHLBB) for the prepayment of $19.5 million of longer-term advances with a weighted average rate of 6.64%.
      Dividend: On March 1, 2006 the Company announced that its Board of Directors had declared a cash dividend of $0.03 per common share. The dividend will be paid on April 1, 2006 to stockholders of record as of March 15, 2006.
      Growth Strategy and Challenges: Long term growth is an essential element in our business plan. Lending is the major driver of revenue and we are committed to supporting our loan growth. We recognize that loan and deposit growth are interdependent, and over the long term both must grow consistently. One of our biggest challenges is to grow our customer base and to grow the depth and breadth of our customer relationships. We address this challenge by maintaining our focus on anticipating, understanding and assisting our customers in achieving their financial goals.
      In 2002 and 2003, shorter term borrowing from the FHLBB was generally available to us at slightly lower interest rates than we would have had to pay on local market deposits. During those years we minimized our deposit growth as we let higher cost deposits expire or terminate without renewal as part of our strategy to increase our margin by lowering our cost of funds. As a result, our net interest margin increased from 3.10% for 2001 to 3.22% for 2003. Loan demand remained strong, including national commercial real estate loans, and was funded primarily with borrowings from the FHLBB and reductions in excess liquidity invested in short term securities. During this same period, our loan to asset ratio increased from 63% in 2001 to 73% in 2003 as excess liquidity was absorbed by the increased lending. Based on the higher loan to asset ratio, management determined that there was a need to grow deposits in 2004 to accommodate continued loan growth.
      In January 2004, we introduced and aggressively marketed our relationship banking package, LifePath Investment Savings Accounts, or LifePath, and achieved strong deposit growth of 5.2% and 6.7% for the years ended December 31, 2005 and 2004, respectively. Also, in 2004 and 2005, the cost of wholesale funding began to exceed the local market deposit cost as short term rates increased. We are therefore continuing to promote LifePath accounts with competitive interest rates to generate deposit growth to fund our loan demand. We have also utilized brokered deposits (deposits of third parties placed at the bank through the services of a deposit broker) and borrowed money from the FHLBB to support our lending and loan growth.
      Our deposit pricing strategy is two fold. First, our LifePath product is important to our deposit mix. It requires customers to maintain a checking account as part of the relationship, the goal being to create multiple relationships with our customers to aid both profitability and customer retention. LifePath is structured and priced like a money market deposit or fund, except that it does not offer check writing. LifePath deposits amounted to $73.2 million as of December 31, 2005. Our experience with money market type deposit accounts has been that they become a long term, stable funding source at reasonable cost. The second component in our pricing strategy is to continuously offer a selection of special certificates of deposit with competitive interest rates that are tiered to the amount of the customer deposits.
      Another challenge is being able to maintain sufficient asset size or scale to provide the marketing, technology, service and other support functions so that we will continue to be relevant and competitive. It is for these reasons that management emphasizes and monitors growth in terms of customers, customer households, customer relationships, assets, revenue per employee, and efficiency.

      We also know that to successfully grow, our employees must be extremely well trained and experienced. We regularly monitor training hours per employee, employee turnover and employee (and customer) satisfaction surveys. We also engage a mystery shopping firm that sends representatives into each of our locations to experience and witness what the customer experiences and then provide us with constructive feedback.
      Critical Accounting Policies: The Company has established various accounting policies, which govern the application of generally accepted accounting principles in the preparation of the financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. Refer to Footnote 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”. We consider the following to be critical accounting policies:
      Allowance for Loan Losses: The determination of the allowance for loan losses is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary. The allowance is evaluated on a regular basis by management and is based on a periodic review of the collectibility of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. For a full discussion of the allowance for loan losses, please refer to “Business of Legacy Bancorp and Subsidiaries — Asset Quality”.
      Income Taxes: Legacy Bancorp uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance related to deferred tax assets is established when, in management’s judgment, it is more likely than not that all or a portion of such deferred tax assets will not be realized. Deferred tax assets applicable to capital loss carryforwards of $561,000, $489,000 of which expires in 2007, and $72,000 of which expires in 2008, are recoverable only to the extent that capital gains can be realized during the carryforward period. As of December 31, 2005 a valuation allowance of $830,000 has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to the Legacy Banks Foundation as part of the conversion. The judgments applied by management consider the likelihood that capital gain income will be realized within the carryforward period in light of our tax planning strategies and changes in market conditions.
      This discussion has highlighted those accounting policies that management considers to be critical; however all accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 1 to the consolidated financial statements to gain a better understanding of how our financial performance is measured and reported.
      Net Interest Income: Legacy Bancorp’s results of operations, or net income, are dependent mainly on net interest income, which is the difference between the income earned on its loan and investment portfolios and interest expense incurred on its deposits and borrowed funds. Net interest income represented 86.7% and 81.5% of our total revenue for the years ended December 31, 2005 and 2004, respectively. Our net interest margin was 3.22% and 3.18% for the year ended December 31, 2005 and 2004, respectively. The overall interest rate environment and changes in interest rates have a direct impact on net interest income. We utilize a rigorous asset and liability management process to manage interest rate risk. We monitor the interest rate environment and set interest rates on our deposit and loan products to effectively manage interest rate risk. To this end, we are aided by a quarterly review of critical assumptions, modeling projections, back testing of the model’s previous projections against actual results, analysis of changes, opportunities and risks associated with changes in market interest rates, and liquidity analysis. For a more detailed description of our asset and liability management process, see Item 7a: Quantitative and Qualitative Disclosures About Risk Management — Management of Market Risk”.
      Non-Interest Expense: Legacy Bancorp’s non-interest expense consists primarily of compensation and employee benefits, office occupancy, technology, marketing, general administrative expenses and income tax expense. We use the efficiency ratio (non-interest expense for the period minus expenses related to the amortization of intangible assets divided by the sum of net interest income (before the loan loss provision) plus non-interest income) and the expense ratio (non-interest expense to total average assets) as the primary measurements to monitor and control non-interest expense. For the year ended December 31, 2005, the efficiency and expense ratios were 104.2% and 3.56%, respectively. For the year ended December 31, 2004, the efficiency and expense ratios were 73.8% and 2.70%, respectively. The increase in both ratios was primarily a result of the non-core expense items occurring in the fourth quarter of 2005, including the donation of Company stock to the Legacy Banks Foundation.
      Net income: Return on average assets (ROAA) is a primary measurement of net income relative to peer banks. It has been low in recent years relative to peer banks, but has shown improvement from 2002 through 2004. In 2005, the ROAA was negative, as expected, primarily as a result of the mutual to stock conversion and related transactions. For the years ended December 31, 2005 and 2004 the ROAA was (0.31%) and 0.55%, respectively. In addition to net interest income and non-interest expense, results of operations are also affected by fee income from banking and non-banking operations, provisions for loan losses, gains (losses) on sales of loans and securities available for sale, loan servicing income and other miscellaneous income.
Comparison of Financial Condition at December 31, 2005 and December 31, 2004
      Total Assets: Total assets increased by $97.0 million, or 14.2%, from $681.3 million at December 31, 2004 to $778.3 million at December 31, 2005. This increase was largely the result of both the mutual to stock conversion and organic growth as described below.
      Cash and Short-term Investments: Cash and correspondent bank balances increased by $0.5 million to $12.3 million as of December 31, 2005 compared to $11.8 million at December 31, 2004. Over the same period, short-term investments, comprised of federal funds sold and FHLB overnight deposits, increased $1.9 million, from $5.0 million at December 31, 2004 to $6.9 million at December 31, 2005. Overall, Cash and short-term investments increased by $2.4 million, or 14.5%.
      Securities: Our investment portfolio aggregated $179.9 million at December 31, 2005, an increase of $48.0 million, or 36.4%, from $131.9 million at December 31, 2004. This increase was primarily related to the deployment of a portion of the funds received in the Company’s stock offering into short-term securities, primarily Government Sponsored Enterprises. The Company anticipates that these funds will be used for future growth.
      Net Loans: Net loans as of December 31, 2005 were $547.5 million, an increase of $42.8 million, or 8.5%, over net loan balances of $504.7 million as of December 31, 2004. In particular, residential mortgage balances increased by $23.9 million, or 8.4% to $308.0 million, and the commercial real estate loan balances, including both loans within our market area as well as national commercial real estate loans increased $19.1 million, or 13.5% to $160.7 million. The Company remains committed to the further expansion of its commercial lending business over the next several years, as outlined in its prospectus.
      Deposits: The Company has had significant deposit growth since the introduction of the LifePath Savings product in January 2004. LifePath Savings accounts, which pay a high interest rate similar to a money market rate, are made available, along with certain special benefits, to clients who maintain certain minimum balances and deposit accounts with the Bank. Deposit growth continued in 2005 as deposits increased by $23.5 million to $474.4 million at December 31, 2005, an increase of 5.2% over a balance of $450.9 million at December 31, 2004. The largest increases came in certificates of deposit which increased by $22.8 million and LifePath Savings accounts which increased by $10.8 million. These increases were offset partially by decreases in regular savings and certain money market accounts. The deposit increases overall were the result of the

Bank’s continued marketing and promotional efforts in its market area, including efforts to remain competitive in all of its deposit product offerings.
      Borrowed Funds: The Company relies on borrowings from the Federal Home Loan Bank of Boston (FHLBB) as an additional funding source as liquidity needs dictate. The balance of these borrowings will fluctuate depending on the Bank’s ability to grow deposits as well as the amount of loan demand in the market. Funds borrowed from the FHLBB decreased by $13.8 million to $145.9 million at December 31, 2005, an 8.6% decrease from a balance of $159.7 million as of December 31, 2004. The overall decline was a result of the Bank using some of the proceeds from the Company’s stock offering to prepay $19.5 million of longer-term FHLBB borrowings with an average rate of 6.64%.
      Retained Earnings: Retained earnings increased by $86.7 million to $146.2 million at December 31, 2005, an increase of 145.9% from a balance of $59.4 million as of December 31, 2004. This increase in retained earnings was due to the mutual to stock conversion as outlined earlier, offset somewhat by the Bank’s purchase of 824,688 shares of common stock for its ESOP plan, as well as an increase of $1.1 million in the net unrealized loss on available for sale securities.
Comparison of Operating Results For the Years Ended December 31, 2005 and 2004
      Analysis of Net Interest Income: Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	December 31, 2005			December 31, 2004			December 31, 2003

	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans — Net(2)	$523,696	$30,988	5.92%	$487,501	$27,405	5.62%	$420,287	$25,007	5.95%
Investment securities	137,180	5,324	3.88%	121,310	4,156	3.43%	140,474	5,057	3.60%
Short-term investments	19,139	666	3.48%	6,271	75	1.20%	7,081	75	1.06%

Total interest-earning assets	680,015	36,978	5.44%	615,082	31,636	5.14%	567,842	30,139	5.31%
Non-interest-earning assets	37,740			36,159			36,445

Total assets	$717,755			$651,241			$604,287

Interest-bearing liabilities:
Savings deposits	$69,088	299	0.43%	$80,545	334	0.41%	$90,646	625	0.69%
LifePath Savings	71,188	1,686	2.37%	40,338	748	1.85%	—	—	0.00%
Money market	59,016	952	1.61%	72,107	681	0.94%	93,619	948	1.01%
NOW accounts	39,507	85	0.22%	36,431	56	0.15%	34,064	60	0.18%
Certificates of deposits	177,613	5,230	2.94%	155,024	3,795	2.45%	146,837	4,099	2.79%

Total deposits	416,412	8,252	1.98%	384,445	5,614	1.46%	365,166	5,732	1.57%
Borrowed Funds	163,328	6,802	4.16%	155,602	6,488	4.17%	132,123	6,120	4.63%

Total interest-bearing liabilities	579,740	15,054	2.60%	540,047	12,102	2.24%	497,289	11,852	2.38%
Non-interest bearing liabilities	61,049			53,158			51,660

Total liabilities	640,789			593,205			548,949
Equity	76,966			58,036			55,338

Total liabilities and equity	$717,755			$651,241			$604,287

Net interest income		$21,924			$19,534			$18,287

Net interest rate spread(3)			2.84%			2.90%			2.93%
Net interest-earning assets(4)	$100,275			$75,035			$70,553

Net interest margin(5)			3.22%			3.18%			3.22%
Average interest-earning assets to interest-bearing liabilities			117.30%			113.89%			114.19%

(1)	Yields and rates for the twelve months ended December 31, 2005, 2004 and 2003 are actual.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the twelve months ended December 31, 2005, 2004 and 2003.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Twelve Months Ended			Twelve Months Ended
	December 31, 2005 Vs. 2004			December 31, 2004 Vs. 2003

	Increase			Increase
	(Decrease) Due to		Total	(Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans — Net	$2,085	$1,498	$3,583	$3,835	$(1,438)	$2,397
Investment securities	583	585	1,168	(665)	(240)	(905)
Short-term investments	307	284	591	(9)	7	(2)

Total interest-earning assets	2,975	2,367	5,342	3,161	(1,671)	1,490

Interest-bearing liabilities:
Savings deposits	(54)	19	(35)	(59)	(229)	(288)
Life Path	685	253	938	—	747	747
Money market	(93)	364	271	(206)	(62)	(268)
NOW accounts	4	25	29	4	(8)	(4)
Certificates of deposits	605	830	1,435	220	(525)	(305)

Total deposits	1,147	1,491	2,638	(41)	(77)	(118)
Borrowed Funds	202	112	314	986	(618)	368

Total interest-bearing liabilities	1,349	1,603	2,952	945	(695)	250

Change in net interest income	$1,626	$764	$2,390	$2,216	$(976)	$1,240

      Net Income: The net loss for the year ended December 31, 2005 was $2.2 million, a decrease of $5.8 million from net income of $3.6 million for the year ended December 31, 2004. The contribution to the Legacy Banks Foundation, the $2.4 million FHLB prepayment restructuring charge and an increase in the provision for loan losses significantly offset increases to net interest income, as discussed below.
      Net Interest Income: The tables above set forth the components of the Company’s net interest income, yields on interest earning assets and interest bearing liabilities, and the effect on net interest income arising from changes in volume and rate. Net interest income increased from $19.5 million in 2004 to $21.9 million in 2005. The increase of $2.4 million, or 12.2%, is due to a $25.2 million, or 33.6%, increase in average net interest-earning assets. This increase, primarily the result of the mutual-to-stock conversion coupled with loan growth, resulted in an increase in net interest income of $1.6 million. Additionally, an increase of 4 basis point, or 1.3%, in the net interest margin had the effect of increasing net interest income by $764,000.
      Interest Income: Interest and dividend income increased $5.3 million, or 16.9%, to $37.0 million for the year ended December 31, 2005 from $31.6 million for the year ended December 31, 2004. The increase was caused primarily by a $64.9 million increase in interest-earning assets, which had the effect of increasing interest income by $3.0 million. Loans increased on average by $36.2 million between the two periods, along with an increase in the average balances of investment securities of $15.9 million and short-term investments of $12.9 million. The average yield on loans increased from 5.62% for the year ended December 31, 2004 to 5.92% for the same period in 2005, and the overall yield on interest earning assets increased from 5.14% to 5.44% for the 2004 and 2005 periods, respectively, due to the general increase in interest rates.

      Interest Expense: Interest expense for the year ended December 31, 2005 increased by $3.0 million or 24.4% to $15.1 million compared to interest expense of $12.1 million for the year ended December 31, 2004. The effect of an increase in interest-bearing liabilities, which grew by an average of $39.7 million in the 2005 period, was to increase interest expense by $1.3 million, while an increase of 36 basis points, or 16.1%, in the average rates paid on interest-bearing liabilities increased interest expense by $1.6 million. The increase in non-interest-bearing liabilities was due to the Bank’s aggressive pursuit of deposits through higher rates being offered on certificate of deposits, the success of the LifePath product, and increases in the average balance of Federal Home Loan Bank borrowings for the periods. These additional deposits and borrowings were utilized to fund loan growth.
      Provision for Loan Losses: The Bank records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb losses inherent in the loan portfolio. Refer to “Business — Asset Quality” for additional information about the Bank’s methodology for establishing its allowance for loan losses. The Bank recorded $841,000 and $212,000 in loan loss provisions during the years ended December 31, 2005 and 2004, respectively. Provisions in both years were reflective of the realization of recoveries of $147,000 and $153,000 in the years ended December 31, 2005 and 2004, respectively. This increase was also a reflection of both loan growth as well as a continuous evaluation of the Bank’s methodology for the establishment of the allowance. This evaluation led to the Bank increasing the loss provision for its growing national commercial real estate loan portfolio by 25 basis points in the fourth quarter of 2005. At December 31, 2005, the allowance for loan losses totaled $4.2 million, or 0.77% of the loan portfolio, compared to $3.9 million, or 0.76%, of total loans at December 31, 2004.
      Non-interest Income: Non-interest income for the year ended December 31, 2005 decreased by $1.1 million, or 23.9% to $3.4 million as compared to $4.4 million in 2004. The decrease was due to the $2.4 million prepayment restructuring charge to the FHLB on the prepayment of $19.5 million of longer-term advances. This expense was offset by a $0.9 million curtailment gain on the freezing of the Bank’s defined benefit plan in the fourth quarter of 2005. Customer service fees increased by $695,000, or 26.2% primarily due to increased commercial loan prepayment fees. This increase, along with a $201,000 increase in income from Bank-Owned Life Insurance more than offset decreases of $57,000 in insurance and annuity income and $255,000 in miscellaneous income.
      Non-interest Expense: Non-interest expense increased by $8.4 million or 47.1%, to $26.4 million for the year ended December 31, 2005, compared to $17.9 million for the same period in 2004. This increase was primarily due to the $7.7 million contribution to the Legacy Banks Foundation as part of the mutual to stock conversion. Salaries and employee benefits expenses increased $800,000, or 7.9%, to $11.0 million for year ended December 31, 2005. The increase was primarily due to the implementation of the Bank’s ESOP in the fourth quarter of 2005. Decreases in other general and administrative costs were generally offset by increases in occupancy, data processing, professional fees and advertising expenses.
      Income Taxes: Income tax expense was $297,000 for the year ended December 31, 2005, a decrease of $2.0 million, or 86.8%, compared to $2.3 million for the year ended December 31, 2004. The combined federal and state effective tax rate changed significantly between the two years, from 38.8% 2004 to (15.3%) in 2005 due to the loss incurred in 2005 as well as the disallowance of net operating loss carryforwards in the state of Massachusetts.
Comparison of Operating Results For the Years Ended December 31, 2004 and December 31, 2003
      Net Income: Net income increased $564,000, or 18.9%, to $3.6 million for the year ended December 31, 2004 compared to $3.0 million for the year ended December 31, 2003. The increase was primarily the result of an increase in net interest income and a reduction in the provision for loan losses, offset in part by an increase in operating expenses and income taxes, as discussed below.
      Net Interest Income: Net interest income increased from $18.3 million in the year ended December 31, 2003 to $19.5 million in 2004. The increase of $1.2 million, or 6.8%, was caused by an increase in the volume of net interest-earning assets, which grew by $4.5 million, or 6.4%, in 2004 as compared to 2003, which served to increase net interest income by $2.2 million. The increase in net interest-earning assets was primarily attributable to an increase in residential and home equity loans due to our competitive rates and marketing efforts. This was offset in part by a 5 basis point reduction in the net interest margin, which had the effect of reducing net interest income by $1.0 million.
      Interest Income: Interest income increased $1.5 million, or 4.9%, to $31.6 million for 2004 from $30.1 million for the prior year. The increase was due to higher average loan balances which was offset in part by lower average yields in 11 asset classes. In 2004 as compared to 2003, there was an increase in loans outstanding, which grew on average by $67.2 million, or 16.0%. Offsetting this to some degree, the yield earned on loans declined by 33 basis points, or 5.5%, to 5.62%, a change that reflected the drop in market interest rates generally in 2004. Consistent with the lower interest rate environment in 2004, yields on investments securities also dropped significantly when compared to 2003, falling by 18 basis points to 3.42% for the 2004 year. A $19.2 million net decrease in the average balances of investment securities and short-term investments in 2004 also contributed to lower overall income in this category.
      Interest Expense: Interest expense increased $250,000, or 2.1%, to $12.1 million for the year ended December 31, 2004 from $11.9 million in the prior year. The primary cause was an increase in the average balances of deposits, short term borrowings and Federal Home Loan Bank of Boston borrowings, which increased by $42.8 million to an average of $540.0 million for 2004 from an average of $497.3 million for 2003, increasing interest expense by $945,000. This increase was partially offset by a reduction in the rates paid on interest-bearing deposits and borrowings, which declined by 14 basis points to 2.24% for 2004 from 2.38% for 2003, thus reducing interest expense by $0.7 million. The drop in deposit rates reflected the lower interest rate environment generally in 2004 as compared to 2003.
      Provision for Loan Losses: The Bank’s provision for loan losses decreased by $767,000, or 78.3%, to $212,000 in 2004 from $979,000 in 2003. Contributing to the higher level of provision in 2003 was the addition to an allocated reserve in the amount of $251,000 for a non-performing loan. Further, in 2003 management decided to increase general reserve levels for the portfolio as a whole after a thorough reevaluation of the Bank’s methodology for establishing the allowance for loan losses. This analysis considers economic conditions, historical losses, and management’s estimate of losses inherent in the portfolio. As a result of its reevaluation, the Bank increased the loss provision for its growing national commercial real estate loan portfolio by 25 basis points due to its higher inherent risk. Also affecting the provisions for 2004 and 2003 were net charge-offs totaling $786,000 and $192,000, respectively. The allowance for loan losses of $3.8 million at December 31, 2004 represented 0.76% of total loans, as compared to an allowance of $4.4 million, representing 0.95% of total loans at December 31, 2003.
      Non-interest Income: Total non-interest income remained unchanged at $4.4 million in 2004 and 2003. There was a $53,000 decrease in gains realized on sales of fixed rate residential mortgage loans sold into the secondary market in 2004, offset in part by a $40,000 increase in net gains realized on sales of investment securities. A $58,000 increase in fees earned by the Bank’s portfolio management division was more than offset by a $137,000 decrease in insurance related fees, mostly due to the relatively high volume of fixed annuity sales in 2003.
      Non-interest Expense: Non-interest expense increased $942,000, or 5.5%, to $17.9 million in 2004 as compared to $17.0 million in 2003. The increases were primarily attributable to increases in salaries and benefits, offset partially by a reduction in occupancy expenses. Salaries and employee benefits expenses increased $467,000, or 4.8%, to $10.2 million for the year ended December 31, 2004. Normal merit increases averaging 3.5% accounted for over half of this difference, supplemented by increases in medical insurance costs and the adoption of a new supplemental employment retirement plan midway through 2004. Occupancy expenses decreased $195,000 or 8.4%, to $2.1 million for 2004 primarily due to a reduction in depreciation expense related to older furniture, fixtures and computer equipment.
      Income Taxes: Income tax expense was $2.3 million for the year ended December 31, 2004, an increase of $523,000, or 30.2%, compared to $1.7 million for the year ended December 31, 2003. The combined federal and state effective tax rate was 38.8% in 2004, compared to 36.7% in 2003. The effective tax rate was unusually low in 2003 due to a $260,000 reduction in the deferred tax asset valuation allowance on federal net operating loss carryforwards, a reduction made possible by the consolidation of the Trust Company of the

Berkshires into Legacy Banks. Additionally, the 2003 rate was affected when the Commonwealth of Massachusetts settled a dispute with Massachusetts financial institutions regarding the state tax treatment of the real estate investment trusts (REIT’s). The settlement with the state had the effect of significantly increasing the state tax portion of the overall effective state tax rate in 2003, while the elimination of the REIT had the effect of increasing the overall effective rate in 2004.

Item 7a:	Quantitative and Qualitative Disclosures About Market Risk
      Management recognizes that taking and managing risk is fundamental to the business of banking. Through the development, implementation and monitoring of its policies with respect to risk management, the Bank strives to measure, evaluate and control the risks it faces. Management understands that an effective risk management system is critical to the safety and soundness of the Bank. Chief among the risks faced by Legacy Banks are credit risk, market risk including interest rate risk, liquidity risk, operational (transaction) risk and compliance risk.
      Within management, the responsibility for risk management rests with the Risk Management department, headed by the Vice President and General Counsel, other members of the department, and the senior officers responsible for lending, retail banking and human resources. The Risk Management department continually reviews the status of our risk management efforts, including reviews of internal and external audit findings, loan review findings, and the activities of the Asset/ Liability Committee with respect to monitoring interest rate and liquidity risk. The Committee tracks any open items requiring corrective action with the goal of ensuring that each is addressed on a timely basis. The Vice President and General Counsel reports all findings of the Risk Management department directly to the Audit Committee of the Bank.
      Management of Credit Risk: Legacy Banks considers credit risk to be the most significant risk it faces, in that it has the greatest potential to affect the financial condition and operating results of Legacy Banks. Credit risk is managed through a combination of policies established by the board of directors of the Bank, the monitoring of compliance with these policies, and the periodic evaluation of loans in the portfolio, including those with problem characteristics. In general, the Bank’s policies establish maximums on the amount of credit that may be granted to a single borrower (including affiliates), the aggregate amount of loans outstanding by type in relation to total assets and capital, and loan concentrations. Collateral and debt service coverage ratios, approval limits and other underwriting criteria are also specified. Policies also exist with respect to performing periodic credit reviews, the rating of loans, when loans should be placed on non-performing status and factors that should be considered in establishing the Bank’s allowance for loan losses.
      Management of Market Risk: Market risk is the risk of loss due to adverse changes in market prices and rates, and typically encompasses exposures such as sensitivity to changes in market interest rates, foreign currency exchange rates, and commodity prices. The Bank has no exposure to foreign currency exchange or commodity price movements. Because net interest income is the Bank’s primary source of revenue, interest rate risk is a significant market risk to which the Bank is exposed.
      Interest rate risk is the exposure of the Bank’s net interest income to adverse movements in interest rates. Net interest income is affected by changes in interest rates as well as by fluctuations in the level and duration of the Bank’s assets and liabilities. Over and above the influence that interest rates have on net interest income, changes in rates may also affect the volume of lending activity, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and refinancings, the flow and mix of deposits, and the market value of the Bank’s assets and liabilities.
      Exposure to interest rate risk is managed by the Bank through periodic evaluations of the current interest rate risk inherent in its rate-sensitive assets and liabilities, primarily deposits, borrowings, loans and securities, coupled with determinations of the level of risk considered appropriate given the Bank’s capital and liquidity requirements, business strategy and performance objectives. Through such management, the Bank seeks to manage the vulnerability of its net interest income to changes in interest rates.

      Strategies used by the Bank to manage the potential volatility of its earnings may include:

•	Emphasizing the origination and retention of adjustable-rate mortgage loans, variable rate commercial loans and variable rate home equity lines-of-credit;

•	Investing in securities with relatively short maturities and/or expected average lives;

•	Classifying nearly all of the investment portfolio as “available for sale” in order to provide for flexibility in liquidity management; and

•	Lengthening liabilities such as certificates of deposits and Federal Home Loan Bank of Boston borrowings when appropriate.
      Legacy Banks’ Asset/ Liability Committee, comprised of several members of senior management, is responsible for managing interest rate risk. On a quarterly basis, the Committee reviews with the board of directors its analysis of the Bank’s exposure to interest rate risk, the effect subsequent changes in interest rates could have on the Bank’s future net interest income, its strategies and other activities, and the effect of those strategies on the Bank’s operating results. The Committee is also actively involved in the Bank’s planning and budgeting process as well as in determining pricing strategies for deposits and loans.
      The Committee’s primary method for measuring and evaluating interest rate risk is income simulation analysis. This analysis considers the maturity and interest rate repricing characteristics of interest-bearing assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Interest rate scenarios tested generally include parallel and flattening/steepening rate changes over a one year period, and static (or flat) rates. The simulation analysis is used to measure the exposure of net interest income to changes in interest rates over specified time horizon, usually one and two year periods. The simulations also show the net interest income volatility for up to five years.
      The table below sets forth, as of December 31, 2005, the estimated changes in the Bank’s net interest income that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit run-off, and should not be relied upon as indicative of actual results.

Percentage Change in
Estimated Net Interest
Income Over 12 Months as
Compared to Flat Rates

400 basis point increase in rates	(5.13)%
200 basis point increase in rates	(2.60)%
Flat interest rates	—
200 basis point decrease in rates	1.68%
      As indicated in the table above, the result of a 200 basis point parallel increase in interest rates is estimated to decrease net interest income by 2.6% over a 12-month horizon, when compared to the flat rate scenario. For a 400 basis point parallel increase in the level of interest rates, net interest income is estimated to decline by 5.13% over a 12-month horizon, when compared against the flat rate scenario. Inherent in these estimates is the assumption that certain transaction and savings account deposit rates would not increase while certain money market and LifePath accounts would increase by 90 to 100 basis points for each 100 basis point increase in market interest rates. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.
      The estimated change in net interest income from the flat rate scenario for a 200 basis point parallel decline in the level of interest rates is an increase of 1.68%, which assumes little, if any, decrease in savings and interest-bearing checking rates, and an average decrease of 90 to 100 basis points in money market and LifePath rates, respectively, for each 100 basis point decrease in market interest rates. Effectively, in the declining interest rate scenario, Legacy Banks begins to reap some potential benefit of lower rates because the rates on its core deposit accounts decreases somewhat faster than the rates on interest earning assets. This simulation also incorporates the assumption that shorter-term FHLBB borrowings at December 31, 2005 are replaced with borrowings with maturities averaging one year.
      There are inherent shortcomings in income simulation, given the number and variety of assumptions that must be made in performing the analysis. The assumptions relied upon in making these calculations of interest rate sensitivity include the level of market interest rates, the shape of the yield curve, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the degree to which non-maturity deposits (e.g. checking) react to changes in market rates, the expected prepayment rates on loans and mortgage-backed securities, the degree to which early withdrawals occur on certificates of deposit and the volume of other deposit flows. As such, although the analysis shown above provides an indication of the Bank’s sensitivity to interest rate changes at a point in time, these estimates are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and will differ from actual results.
      In its management of interest rate risk, the Bank also relies on the analysis of its interest rate “gap,” which is the measure of the mismatch between the amount of Legacy’s interest-earning assets and interest-bearing liabilities that mature or reprice within specified timeframes. An asset-sensitive position (positive gap) exists when there are more rate-sensitive assets than rate-sensitive liabilities maturing or repricing within a particular time horizon, and generally signifies a favorable effect on net interest income during periods of rising interest rates and a negative effect during periods of falling interest rates. Conversely, a liability-sensitive position (negative gap) would generally indicate a negative effect on net interest income during periods of rising rates and a positive effect during periods of falling rates. Certain factors may serve to limit the usefulness of the measurement of the interest rate gap. For example, interest rates on certain assets and liabilities are discretionary and may change in advance of, or may lag behind, changes in market rates. The gap analysis does not give effect to changes Legacy may undertake to mitigate interest rate risk. Certain assets, such as adjustable-rate loans, have features that may restrict the magnitude of changes in interest rates both on a short-term basis and over the life of the assets. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the gap analysis. Lastly, should interest rates increase, the ability of borrowers to service their debt may decrease.
      Liquidity Risk Management: Liquidity risk, or the risk to earnings and capital arising from an organization’s inability to meet its obligations without incurring unacceptable losses, is managed by the Bank’s Chief Financial Officer, who monitors on a daily basis the adequacy of the Bank’s liquidity position. Oversight is provided by the Asset/ Liability Committee, which reviews the Bank’s liquidity on a weekly basis, and by the board of directors of the Bank, which reviews the adequacy of our liquidity resources on a monthly basis.
      Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At December 31, 2005, cash and due from banks, short-term investments and debt securities maturing within one year totaled $63.1 million or 8.1% of total assets.
      We also rely on outside borrowings from the Federal Home Loan Bank of Boston, as an additional funding source. Over the past several years, the Bank has expanded its use of Federal Home Loan Bank of Boston borrowings to fund growth in the loan portfolio and to assist in the management of its interest rate risk. Since December 31, 2004, Legacy has decreased Federal Home Loan Bank of Boston borrowings by $13.8 million to a total of $145.9 million outstanding as of December 31, 2005. On that date, we had the ability to borrow an additional $79.1 million from the Federal Home Loan Bank of Boston.
      As described within this report as well as in the Company’s Prospectus, the Bank intends to grow its loan assets. The cash flow required to fund those potential increases in loans will likely be provided primarily by increases in deposits, as we implement our strategy to expand our franchise geographically and to increase our deposit market share in the areas served by the Bank at present. To the extent that cash flow provided by our deposit-gathering efforts does not completely fund increases in assets, we will likely borrow funds from the FHLBB to provide the necessary cash flow. The capital necessary to support future growth in assets is anticipated to be provided by our capital resources in hand, augmented over time by increases from net income, net of dividends paid, if any.
      Contractual Obligations: The following tables present information indicating various contractual obligations and commitments of the Bank as of December 31, 2005 and the respective maturity dates:

	December 31, 2005

			More Than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years

	(Dollars in thousands)
Federal Home Loan Bank of Boston advances	$145,923	$29,257	$57,000	$38,909	$20,757
Securities sold under agreements to repurchase	4,999	4,999	—	—	—

Total contractual obligations	$150,922	$34,256	$57,000	$38,909	$20,757

      Loan Commitments: Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about Legacy Banks’ loan commitments outstanding as of December 31, 2005:

	December 31, 2005

			More Than	More Than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years

	(Dollars in thousands)
Commitments to grant loans(1)	$11,914	$11,914	$—	$—	$—
Commercial loan lines-of-credit	15,251	15,251	—	—	—
Unused portion of home equity loans(2)	61,698	768	1,302	3,127	56,501
Unused portion of construction loans(3)	7,305	7,305	—	—	—
Unused portion of overdraft lines-of-credit(4)	4,545	—	—	—	4,545
Unused portion of personal lines-of- credit(5)	461	—	—	—	461
Standby letters of credit(6)	617	617	—	—	—
Other commitments and contingencies	1,110	1,110	—	—	—

Total loan commitments	$102,901	$36,965	$1,302	$3,127	$61,507

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of construction loans are available to the borrower for up to one year for development loans and up to one year for other construction loans.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.
      Management of Other Risks: Two additional risk areas that receive significant attention by management and the board are operational risk and compliance risk. Operational risk is the risk to earnings and capital arising from control deficiencies, problems with information systems, fraud, error or unforeseen catastrophes. Compliance risk is the risk arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies and procedures or ethical standards. Compliance risk can expose us to fines, civil money penalties, payment of damages and the voiding of contracts.
      The Bank addresses such risks through the establishment of comprehensive policies and procedures with respect to internal control, the management and operation of its information and communication systems, disaster recovery, and compliance with laws, regulations and banking “best practice.” Monitoring of the efficacy of such policies and procedures is performed through a combination of the Bank’s internal audit program, through periodic internal and third-party compliance reviews, and through the ongoing attention of its managers charged with supervising compliance and operational control. Oversight of these activities is provided by the Risk Management department and the Audit Committee of the board of directors of the Bank.
Off-Balance Sheet Arrangements
      Other than loan commitments, the Bank does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Impact of Inflation and Changing Prices
      The financial statements, accompanying notes, and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Most of our assets and liabilities are monetary in nature, and therefore the impact of interest rates has a greater impact on its performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
Impact of Recent Accounting Standards
      Share-Based Payments: In December 2004, the Financial Accounting Standards Board (“FASB”) published Statement No. 123(R) (revised 2004), Share-Based Payment (“SFAS 123(R)” or the “Statement”). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.
      For public entities, SFAS 123(R) is effective for fiscal years beginning on or after June 15, 2005, and is applicable to all employee awards vested, granted, modified, or settled after the effective date. For public entities that file as small business issuers and non-public entities, the effective date of implementation is for fiscal years beginning on or after December 15, 2005. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R). This Statement is not expected to have a material impact on the Company’s consolidated financial statements.
      Servicing Rights: In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, which amends FASB Statement No. 140. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This Statement also requires additional disclosures for all separately recognized servicing rights, and is effective for new transactions occurring and for subsequent measurement at the beginning of an entity’s first fiscal year that begins after September 15, 2006. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

Item 8:	Financial Statements And Supplemental Data
      The Consolidated Financial Statements of Legacy Bancorp, Inc. begin on page F-1 of this Annual Report

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
      None.

Item 9a.	Controls And Procedures
      The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
      The Company is in the process of documenting and testing its internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to assess the effectiveness of its system of internal controls over financial reporting as of December 31, 2006, the end of its first full fiscal year. The Company’s Independent Registered Public Accounting Firm must then attest to and report on that assessment by management. The Company plans to expend significant resources in this effort. However, since the Company’s requirement does not occur until the end of 2006, the Company is omitting management’s annual report on internal control over financial reporting, as required by Item 308(a) of Regulation S-K and the related attestation report of the registered public accounting firm, required by Item 308(b) of Regulation S-K from this filing as permitted by Order of the Securities and Exchange Commission.

Item 9b.	Other Information
      None.
PART III

Item 10.	Directors And Executive Officers Of The Registrant
      For information concerning the directors of the Company, the information contained under the sections captioned “Proposal 1 — Election of Directors” in the Legacy Bancorp, Inc. Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated by reference. For information regarding the Company’s Code of Conduct, see “Corporate Governance — Code of Conduct” in the Legacy Bancorp, Inc. Proxy Statement for the 2006 Annual Meeting of Stockholders, incorporated herein by reference.
      The following table sets forth certain information regarding the executive officers of Legacy Bancorp and Legacy Banks.
      J. Williar Dunlaevy is the Chief Executive Officer and Chairman of the Board of Legacy Bancorp and Legacy Banks. He has served in this capacity for Legacy Bancorp since its inception in 2005, and for its predecessor, Mutual Bancorp since its inception in 1997. At the bank level he has served in this capacity since 1995 when the Bank’s name was City Savings Bank. The Bank changed its name to Legacy Banks in 2002 when Lenox Savings Bank merged with and into City Savings Bank. He has worked for Legacy Banks or its predecessors since 1969.
      Michael A. Christopher is the Chief Operating Officer and President of Legacy Bancorp and Legacy Banks. He has served in this capacity for Legacy Bancorp since its inception in 2005, and for its predecessor, Mutual Bancorp since 1999 when Lenox Financial Services, Inc. merged with and into Mutual Bancorp, and formed the subsidiary stock mid-tier holding company, Legacy Group, Inc. Prior to that he was Chief Executive Officer of Lenox Financial Services, Inc. since its formation in 1998. He has served as Chief Operating Officer at the Bank since January 2002 when Lenox Savings Bank merged with and into City Savings Bank, and was renamed Legacy Banks. Prior to that he served as Chief Executive Officer and President of Lenox Savings Bank since 1993.
      Steven F. Pierce is the Executive Vice President of Legacy Bancorp and Legacy banks. He has also been Executive Vice President and a Director of Legacy Banks since 1995, which at that time was City Savings Bank. He is the executive group leader of the Consumer Group and also has past experience leading the Commercial Group. He has been employed at the Bank since 1973.
      Stephen M. Conley is the Chief Financial Officer, Senior Vice President and Treasurer of Legacy Bancorp and Legacy Banks. He has served in this capacity for Legacy Bancorp since its inception in 2005 and its predecessor, Mutual Bancorp since its inception in 1997, and at the Bank since 1996 when the bank’s name was City Savings Bank. He is the Executive Group Leader of the Finance Group and has been employed by the Bank since 1975.
      Richard M. Sullivan is a Senior Vice President of Legacy Bancorp. He has also been a Vice President of Legacy Banks since he joined the Bank in 2001. He was formerly employed by Berkshire Life Insurance Company for 21 years where he developed his expertise in commercial real estate financings. He is the executive group leader of our Legacy Real Estate Finance Group.

Item 11.	Executive Compensation
      The information contained under the sections captioned “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
      (a) Security Ownership of Certain Beneficial Owners
      Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.
      (b) Security Ownership of Management
      Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.
      (c) Changes in Control
      Management of Legacy Bancorp knows of no arrangements, including any pledge by any person of securities of Legacy Bancorp, the operation of which may at a subsequent date result in a change in control of the Company.
      (d) Changes in Control Equity Compensation Plan Information
      As of December 31, 2005 Legacy Bancorp does not have an Equity Compensation Plan.

Item 13.	Certain Relationships And Related Transactions
      The information required by this item is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement.

Item 14.	Principal Accountant Fees And Services
      The information required by this item is incorporated herein by reference to the section captioned “Proposal 2 — Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement.
PART IV

Item 15.	Exhibits And Financial Statement Schedules

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons behalf of the registrant and in the capacities and on the dates indicated.

LEGACY BANCORP, INC.

/s/ J. Williar Dunlaevy

J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board
Date: March 22, 2006

/s/ Michael A. Christopher

Michael A. Christopher
Chief Operating Officer and President
Date: March 22, 2006

/s/ Stephen M. Conley

Stephen M. Conley
Senior Vice President, Chief Financial Officer and
Treasurer (Principal Accounting Officer)
Date: March 22, 2006

/s/ Eugene A. Dellea

Eugene A. Dellea
Director
Date: March 22, 2006

/s/ David L. Klausmeyer

David L. Klausmeyer
Director
Date: March 22, 2006

/s/ Gary A. Lopenzina

Gary A. Lopenzina
Director
Date: March 22, 2006

/s/ Anne W. Pasko

Anne W. Pasko
Director
Date: March 22, 2006

/s/ Robert B. Trask

Robert B. Trask
Director
Date: March 22, 2006

/s/ Dorothy B. Winsor

Dorothy B. Winsor
Director
Date: March 22, 2006

INDEX TO EXHIBITS

3.1		Certificate of Incorporation of Legacy Bancorp, Inc.(1)

3.2		Bylaws of Legacy Bancorp, Inc. (as amended)(1)

10.1		Legacy Banks ESOP Trust Agreement(2)

10.2		ESOP Plan Document(2)

10.3		ESOP Loan Documents(2)

10	.4.1	Employment Agreement between Legacy Banks and J. Williar Dunlaevy(2)

10	.4.2	Employment Agreement between Legacy Banks and Michael A. Christopher(2)

10	.4.3	Employment Agreement between Legacy Banks and Steven F. Pierce(2)

10	.4.4	Employment Agreement between Legacy Banks and Stephen M. Conley(2)

10	.4.5	Employment Agreement between Legacy Banks and Richard M. Sullivan(2)

10	.5.1	Employment Agreement between Legacy Bancorp, Inc. and J. Williar Dunlaevy(2)

10	.5.2	Employment Agreement between Legacy Bancorp, Inc. and Michael A. Christopher(2)

10	.5.3	Employment Agreement between Legacy Bancorp, Inc. and Steven F. Pierce(2)

10	.5.4	Employment Agreement between Legacy Bancorp, Inc. and Stephen M. Conley(2)

10	.5.5	Employment Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan(2)

10.8		Legacy Banks Employee Severance Compensation Plan(2)

10	.9.1	Legacy Banks Supplemental Executive Retirement Plan with J. Williar Dunlaevy(2)

10	.9.2	Legacy Banks Supplemental Executive Retirement Plan with Michael A. Christopher(2)

10.10		Director Fee Continuation Plan(2)

11.0		Statement regarding computation of per share earnings

14.0		Code of Ethics

21.0		List of all subsidiaries of the Registrant

31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy

31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of Stephen M. Conley

32		Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Registration Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 filed October 27, 2005.

(2)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Legacy Bancorp, Inc.
      We have audited the accompanying consolidated balance sheets of Legacy Bancorp, Inc. and subsidiaries (formerly Mutual Bancorp of the Berkshires, Inc.) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legacy Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 15, 2006

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,

	2005	2004

ASSETS
Cash and due from banks	$12,331	$11,820
Short-term investments	6,901	4,978

Cash and cash equivalents	19,232	16,798
Securities and other investments	179,855	131,894
Loans held for sale	126	616
Loans, net of allowance for loan losses of $4,220 in 2005 and $3,846 in 2004	547,500	504,728
Premises and equipment, net	14,236	13,777
Accrued interest receivable	3,235	2,789
Goodwill, net	3,085	3,085
Net deferred tax asset	5,258	2,783
Bank-owned life insurance	4,153	3,886
Other assets	1,650	931

Total Assets	$778,330	$681,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$474,381	$450,868
Securities sold under agreements to repurchase	4,999	4,557
Federal Home Loan Bank advances	145,923	159,704
Mortgagors’ escrow accounts	931	1,020
Accrued expenses and other liabilities	5,930	5,691

Total liabilities	632,164	621,840

Commitments and contingencies (Note 11)
Stockholders’ Equity
Prefferred Stock ($.01 par value, 10,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized, 10,308,600 issued and outstanding at December 31, 2005, none issued or outstanding at December 31, 2004	103	—
Additional paid-in-capital	100,202	—
Unearned Compensation — ESOP	(10,252)	—
Retained earnings	57,202	59,437
Accumulated other comprehensive (loss) income	(1,089)	10

Total stockholders equity	146,166	59,447

Total Liabilities and Stockholders’ Equity	$778,330	$681,287

See accompanying notes to consolidated financial statements.

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	Years Ended December 31,

	2005	2004	2003

Interest and dividend income:
Loans	$30,988	$27,405	$25,007
Securities:
Taxable	5,146	4,107	5,024
Tax-Exempt	178	49	33
Short-term investments	666	75	75

Total interest and dividend income	36,978	31,636	30,139

Interest expense:
Deposits	8,252	5,614	5,732
Federal Home Loan Bank advances	6,713	5,639	5,227
Other borrowed funds	89	849	893

Total interest expense	15,054	12,102	11,852

Net interest income	21,924	19,534	18,287
Provision for loan losses	841	212	979

Net interest income, after provision for loan losses	21,083	19,322	17,308

Non-interest income (charges):
Customer service fees	3,344	2,649	2,751
Portfolio management fees	890	839	781
Income from bank-owned life insurance	218	17	—
Insurance, annuities and mutual fund fees	168	225	260
Gain on sales of securities, net	160	136	96
Loss on impairment of securities available for sale	(225)	(7)	(67)
Loss on impairment of other investments	(24)	(13)	—
Gain on sales of loans, net	236	278	331
FHLB prepayment restructuring charge	(2,351)	—	—
Gain on curtailment of defined benefit pension plan	905	—	—
Miscellaneous	56	311	268

Total non-interest income (charges)	3,377	4,435	4,420

Non-interest expenses:
Salaries and employee benefits	10,964	10,164	9,697
Occupancy and equipment	2,217	2,122	2,317
Data processing	1,870	1,856	1,610
Professional fees	652	547	459
Advertising	694	598	609
Charitable contributions	7,846	168	154
Other general and administrative	2,155	2,494	2,161

Total non-interest expenses	26,398	17,949	17,007

Income (loss) before income taxes	(1,938)	5,808	4,721
Provision for income taxes	297	2,254	1,731

Net income (loss)	$(2,235)	$3,554	$2,990

See accompanying notes to consolidated financial statements.

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in Thousands)

						Accumulated
	Common Stock		Additional	Unearned		Other	Total
			Paid-in	Compensation	Retained	Comprehensive	Stockholders
	Shares	Amount	Capital	ESOP	Earnings	Income (Loss)	Equity

Balance at December 31, 2002	—	$—	$—	$—	$53,025	$1,251	$54,276

Purchase of minority interest	—	—	—	—	(132)	—	(132)

Comprehensive income:
Net income	—	—	—	—	2,990	—	2,990
Change in net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	(799)	(799)

Total comprehensive income							2,191

Balance at December 31, 2003	—	—	—	—	55,883	452	56,335

Comprehensive income:
Net income	—	—	—	—	3,554	—	3,554
Change in net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	(442)	(442)

Total comprehensive income							3,112

Balance at December 31, 2004	—	—	—	—	59,437	10	59,447

Comprehensive loss:
Net loss	—	—	—	—	(2,235)	—	(2,235)
Change in net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	(1,099)	(1,099)

Total comprehensive loss							(3,334)

Issuance of common stock for initial public offering, net of expenses of $2.8 million	9,545,000	95	92,570	—	—	—	92,665
Issuance of common stock to Legacy Banks Foundation	763,600	8	7,628	—	—	—	7,636
Stock purchased for ESOP	—	—	—	(10,984)	—	—	(10,984)
Release of ESOP stock	—	—	4	732	—	—	736

Balance at December 31, 2005	10,308,600	$103	$100,202	$(10,252)	$57,202	$(1,089)	$146,166

See accompanying notes to consolidated financial statements.

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net (loss) income	$(2,235)	$3,554	$2,990
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	841	212	979
Net amortization of securities	171	466	801
Amortization of mortgage servicing rights	—	—	52
Depreciation and amortization expense	966	922	1,092
Gain on sales of securities, net	(160)	(136)	(96)
Loss on impairment of securities available for sale	225	7	67
Loss on impairment of other investments	24	13	—
Gain on sales of foreclosed real estate, net	—	(86)	—
Gain on sales of loans, net	(236)	(278)	(331)
Loans originated for sale	(14,739)	(15,579)	(19,871)
Proceeds from sale of loans	22,578	15,889	21,125
Deferred tax benefit	(1,830)	(76)	(492)
Contribution of common stock to Charitable Foundation	736	—	—
Employee Stock Ownership Plan expense	7,636	—	—
Net change in:
Bank-owned life insurance	(465)	51	(417)
Accrued interest receivable	(446)	(96)	217
Other assets	(719)	(629)	(435)
Accrued expenses and other liabilities	239	1,267	23

Net cash provided by operating activities	12,586	5,501	5,704

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	4,551	2,323	22,901
Maturities, prepayments and calls	25,003	45,837	88,090
Purchases	(78,648)	(57,690)	(70,894)
Activity in held-to-maturity securities:
Maturities, prepayments and calls	66	—	65
Purchases of Federal Home Loan Bank stock	(226)	(1,959)	(1,976)
Redemption (purchase) of other closely held stocks	(827)	—	44
Maturities, prepayments and call of other investments	116	—	—
Loan originations and purchases, net of principal payments	(50,726)	(53,246)	(95,684)
Purchases of bank-owned life insurance	—	(3,000)	—
Redemption of bank-owned life insurance	198	789	—
Additions to premises and equipment	(1,425)	(376)	(278)
Proceeds from sale of premises and equipment	—	—	334
Proceeds from sales of foreclosed assets	—	1,275	—

Net cash used in investing activities	(101,918)	(66,047)	(57,398)

Cash flows from financing activities:
Net increase in deposits	23,513	28,347	3,346
Net increase (decrease) in securities sold under agreement to repurchase	442	(2,061)	(1,437)
Repayment of Federal Home Loan Bank advances	(174,534)	(117,097)	(68,117)
Proceeds from Federal Home Loan Bank advances	160,753	145,551	101,750
Net change in other secured borrowings	—	(806)	4,076
Net (decrease) increase in mortgagors’ escrow accounts	(89)	368	336
Net proceeds from Initial Public Offering (IPO)	92,665	—	—
Purchase of Common Stock in connection with Employee Stock Ownership Plan	(10,984)	—	—
Purchase of minority interest	—	—	(132)

Net cash provided by financing activities	91,766	54,302	39,822

Net change in cash and cash equivalents	2,434	(6,244)	(11,872)
Cash and cash equivalents at beginning of year	16,798	23,042	34,914

Cash and cash equivalents at end of year	$19,232	$16,798	$23,042

Supplemental cash flow information:
Interest paid on deposits	$8,216	$5,535	$5,651
Interest paid on Federal Home Loan Bank advances	6,757	5,568	5,204
Interest paid on other borrowed funds	89	849	893
Income taxes paid	2,460	2,385	2,715
Transfers from loans to foreclosed real estate	—	1,189	—
Non-cash reduction in other secured borrowings	—	12,372	—
Transfers from loans to loans held for sale	7,113	—	—
See accompanying notes to consolidated financial statements.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
      The consolidated financial statements include the accounts of Legacy Bancorp, Inc. (“Company”), and its wholly-owned subsidiaries, Legacy Banks (“Bank”) and LB Funding Corp. The accounts of Legacy Banks include all of its wholly-owned subsidiaries, Legacy Securities Corporation, Legacy Insurance Services of the Berkshires and CSB Service Corporation.

Stock conversion
      Pursuant to an Amended and Restated Plan of Conversion (the “Plan”) as approved by the Board of Directors on June 15, 2005, on October 26, 2005, Legacy Bancorp, Inc., a Delaware corporation became the holding company of Legacy Banks, a Massachusetts-chartered stock savings bank, in connection with the conversion of the holding company structure of Legacy Banks from mutual to stock form. Prior to October 26, 2005, Mutual Bancorp of the Berkshires, Inc., a Massachusetts-chartered mutual holding company (referred to herein as the “Predecessor”), owned all of the outstanding common stock of Legacy Group, Inc., the Massachusetts-chartered mid-tier bank holding company of Legacy Banks (the “Mid-Tier”), and the Mid-Tier owned all of the outstanding common stock of Legacy Banks. Effective as of October 26, 2005, the Predecessor and the Mid-Tier merged out of existence, and the Company consummated the sale of 9,545,000 shares of its common stock to the public at a price of $10.00 per share, and contributed an additional 763,600 shares of its outstanding common stock to The Legacy Banks Foundation. Also on October 26, 2005, Legacy Banks issued all of its shares of common stock to the Company in exchange for 50% of the net proceeds of the public offering. Conversion costs of $2.8 million reduced the proceeds from the shares sold in the Conversion. During any period prior to October 26, 2005 the Company was newly organized and owned no assets. Therefore, the financial information for any period prior to October 26, 2005 presented in this report is that of Mutual Bancorp of the Berkshires, Inc. and its direct and indirect subsidiaries.
      All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates
      In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and other-than-temporary impairment losses.

Business
      The Company provides a variety of financial services to individuals and businesses through its offices in Berkshire County. Its primary deposit products are savings, checking accounts and term certificate accounts and its primary lending products are consumer, residential and commercial mortgage loans. The Company also provides trust and investment management services through its portfolio management division. The Company also offers insurance services through the Bank’s subsidiary, Legacy Insurance Services.

Operating segments
      Statement of Financial accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. Generally, financial information is to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management evaluates the Company’s performance and allocates resources based on a single segment concept. Accordingly, there are no separately identified material operating segments for which discrete financial information is available. The Company does not derive revenues from, or have assets located in foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Bank’s total revenues.

Reclassifications
      Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.

Cash and cash equivalents
      For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits in banks and short-term investments with maturities of ninety days or less.

Securities
      Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and reflected at amortized cost, less principal payments received. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.
      Federal Home Loan Bank of Boston (“FHLB”) stock is reflected at cost. Savings Bank Life Insurance Company of Massachusetts (“SBLI”) stock was recorded at fair value at acquisition as determined by an appraisal performed by independent investment consultants retained by SBLI.
      Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans held for sale
      Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Loans
      The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans in Western Massachusetts. The ability of the Company’s debtors to honor their loans is affected by the local economy and the local real estate market.
      Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination costs, net of certain direct origination fees, and loan purchase premiums, are deferred and recognized as an adjustment of the related loan yield using the interest method.
      The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
      All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses
      The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
      The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
      The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.
      A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are generally maintained on a non-accrual basis. Impairment is measured on a loan by loan basis for commercial loans and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
      Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans or residential mortgage loans for impairment disclosures.

Other real estate owned
      Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from other real estate owned.

Earnings per share
      Earnings per share are not presented as the Company’s initial public offering became effective on October 26, 2005. Therefore, per share results would not be meaningful.

Premises and equipment
      Land is carried at cost. Buildings, improvements and equipment are carried at cost, less accumulated depreciation and amortization computed primarily on the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

Goodwill
      The Company recorded goodwill in connection with the purchase of a financial institution in 1997. Goodwill is evaluated for impairment on an annual basis. Impairment is charged to earnings in the period identified.

Transfers of financial assets
      Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Pension plan
      In prior years the Company had a non-contributory defined benefit plan providing pension benefits through membership in the Savings Banks Employees Retirement Association covering substantially all employees who meet certain age and service requirements. The compensation cost is recognized on the net periodic cost method over the employees’ approximate service period. The aggregate cost method is utilized for funding purposes. As of October 31, 2005 the Company elected to freeze the non-contributory defined benefit plan. See Note 13, Employee Benefit Plans.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Postretirement benefits other than pensions
      The Company sponsors a master healthcare, dental and life insurance plan for a small group of current retirees. The cost of providing retiree healthcare and other postretirement benefits is recognized over the period the employee rendered service to the Company.

Advertising costs
      Advertising costs are charged to earnings when incurred.

Portfolio management assets
      Portfolio management assets held in fiduciary or agent capacity are not included in the accompanying consolidated balance sheets because they are not assets of the Company.

Comprehensive income/loss
      Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the stockholders equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.
      The components of other comprehensive income/loss and related tax effects are as follows:

	Years Ended December 31,

	2005	2004	2003

Change in net unrealized holding gains/losses on available for sale securities	$(1,809)	$(574)	$(1,314)
Reclassification adjustment for gains realized in income	(160)	(136)	(96)
Reclassification adjustment for impairment losses recognized in income	225	7	67

	(1,744)	(703)	(1,343)
Tax effects	645	261	544

Net-of-tax amount	$(1,099)	$(442)	$(799)

Recent accounting pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) published Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)” or the “Statement”). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Concluded)
stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.
      For public entities, SFAS 123(R) is effective for fiscal years beginning on or after June 15, 2005, and is applicable to all employee awards vested, granted, modified, or settled after the effective date. For public entities that file as small business issuers and non-public entities, the effective date of implementation is for fiscal years beginning on or after December 15, 2005. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R). This Statement is not expected to have a material impact on the Company’s consolidated financial statements.
      In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, which amends FASB Statement No. 140. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This Statement also requires additional disclosures for all separately recognized servicing rights, and is effective for new transactions occurring and for subsequent measurement at the beginning of an entity’s first fiscal year that begins after September 15, 2006. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS
      The Bank is required to maintain average balances on hand or with the Federal Reserve Bank of Boston. At December 31, 2005 and 2004 the reserve balance amounted to $1,000,000.
      The Bank is also required to maintain a minimum balance with a Company that provides official and treasury check services to customers of the Bank. The minimum balance requirement at December 31, 2005 and 2004 was $841,000 and $755,000, respectively.

3.	SHORT-TERM INVESTMENTS
      Short-term investments consist of the following:

	December 31,

	2005	2004

Federal funds sold	$2,798	$813
FHLB Overnight deposits	2,103	4,165
Asset Management Fund	2,000	—

	$6,901	$4,978

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

4.	SECURITIES
      Securities consist of the following:

	December 31,

	2005	2004

Securities available for sale, at fair value	$167,436	$120,322
Securities held to maturity, at amortized cost	97	163
Other equity securities, at cost:
Federal Home Loan Bank of Boston stock	9,056	8,830
Savings Bank Life Insurance Company of Massachusetts stock	1,709	1,709
Other investments	1,557	870

	$179,855	$131,894

      The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale
Debt securities:
Government-sponsored enterprises	$95,613	$11	$(1,255)	$94,369
Municipal	6,061	7	(66)	6,002
Corporate	6,149	26	(14)	6,161
Mortgage backed	56,896	12	(1,403)	55,505

Total debt securities	164,719	56	(2,738)	162,037
Marketable equity securities	4,399	1,004	(4)	5,399

Total securities available for sale	$169,118	$1,060	$(2,742)	$167,436

Securities Held to Maturity
Other bonds and obligations	$97	$—	$—	$97

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

4.	SECURITIES (Continued)

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale
Debt securities:
Government-sponsored enterprises	$42,504	$68	$(309)	$42,263
Municipal	3,575	9	(19)	3,565
Corporate	12,448	250	(2)	12,696
Mortgage backed	58,657	169	(573)	58,253

Total debt securities	117,184	496	(903)	116,777
Marketable equity securities	3,076	698	(229)	3,545

Total securities available for sale	$120,260	$1,194	$(1,132)	$120,322

Securities Held to Maturity
Debt securities:
Other bonds and obligations	$161	$—	$—	$161
Mortgage-backed	2	—	—	2

Total securities held to maturity	$163	$—	$—	$163

      The amortized cost and estimated fair value of debt securities, excluding mortgage-backed securities, by contractual maturity at December 31, 2005 is as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within 1 year	$43,854	$43,831	$—	$—
Over 1 year to 5 years	58,423	57,210	30	30
Over 5 years to 10 years	1,714	1,694	52	52
Over 10 years	3,832	3,797	15	15

Total bonds and obligations	107,823	106,532	97	97
Mortgage-backed	56,896	55,505	—	—

Total debt securities	$164,719	$162,037	$97	$97

      For the years ended December 31, 2005, 2004 and 2003, proceeds from the sale of securities available for sale amounted to $4,551,000, $2,323,000 and $22,901,000 respectively. Gross gains of $253,000, $204,000 and $347,000, respectively, and gross losses of $93,000, $68,000 and $251,000, respectively, were realized on those sales.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

4.	SECURITIES (Continued)
      At December 31, 2005 and 2004, the Company has pledged securities with an amortized cost of $8,237,000 and $6,248,000 respectively, and a fair value of $8,062,000 and $6,234,000 respectively, to a commercial bank, as collateral for repurchase agreements, and for its treasury tax and loan account.
      Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve
	Months		Over Twelve Months

	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

December 31, 2005:
Debt securities:
Government-sponsored enterprises	$552	$35,105	$703	$23,578
Municipal	26	2,003	40	2,056
Corporate	14	1,522	—	—
Mortgage backed	552	27,531	851	24,423

Total debt securities	1,144	66,161	1,594	50,057
Marketable equity securities	1	166	3	158

Total temporarily impaired securities	$1,145	$66,327	$1,597	$50,215

December 31, 2004:
Debt securities:
Government-sponsored enterprises	$142	$18,718	$167	$8,996
Municipal	19	2,326	—	—
Corporate	2	1,270	—	—
Mortgage backed	189	21,035	384	17,805

Total debt securities	352	43,349	551	26,801
Marketable equity securities	8	73	221	772

Total temporarily impaired securities	$360	$43,422	$772	$27,573

      Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.
      At December 31, 2005 one hundred forty-four debt securities have unrealized losses with aggregate depreciation of 1.7% from the Company’s amortized cost basis. These unrealized losses relate principally to government sponsored enterprises and GNMA debt securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the government sponsored agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As the unrealized losses are interest rate related and management has the ability to hold debt securities until maturity or the foreseeable future, no declines are deemed to be other than temporary.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

4.	SECURITIES (Concluded)
      At December 31, 2005 four marketable equity securities have unrealized losses with aggregate depreciation of 9% from the Company’s cost basis. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the declines in market value are other than temporary. In analyzing an issuer’s financial condition, management considers industry analysts’ reports as well as financial performance. Unrealized losses on marketable securities that are in excess of 40% of cost, and that have been sustained for more than six months, are generally recognized by management as being other than temporary and charged to earnings.

5.	LOANS
      A summary of the balances of loans follows:

	December 31,

	2005	2004

Mortgage loans on real estate:
Residential	$308,008	$284,114
Commercial	160,675	141,540
Home equity	58,640	53,508

	527,323	479,162

Other loans:
Commercial	20,579	24,856
Consumer and other	3,457	4,332

	24,036	29,188

Total loans	551,359	508,350
Net deferred loan costs	361	224
Allowance for loan losses	(4,220)	(3,846)

Loans, net	$547,500	$504,728

      An analysis of the allowance for loan losses follows:

	Years Ended December 31,

	2005	2004	2003

Balance at beginning of year	$3,846	$4,420	$3,633
Provision for loan losses	841	212	979
Recoveries	147	153	58
Loans charged-off	(614)	(939)	(250)

Balance at end of year	$4,220	$3,846	$4,420

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

5.	LOANS (Concluded)
      The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,

	2005	2004	2003

Impaired loans with no valuation allowance	$1,060	$2,254	$390
Impaired loans with a valuation allowance	—	891	1,270

Total impaired loans	$1,060	$3,145	$1,660

Valuation allowance allocated to impaired loans	$—	$179	$801

Average investment in impaired loans	$2,162	$2,364	$1,623

Interest income recognized on impaired loans on a cash basis	$—	—	$—

Non-accrual loans	$903	$1,769	$1,853

      There were no loans past-due ninety days or more and still accruing at December 31, 2005, 2004 and 2003.
      No additional funds are committed to be advanced in connection with impaired loans.
      The Company has sold loans in the secondary market and has retained the servicing responsibility and receives fees for the services provided. Loans sold and serviced for others amounted to $10,444,000 and $5,211,000 at December 31, 2005 and 2004, respectively.

6.	PREMISES AND EQUIPMENT
      A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,
			Estimated
	2005	2004	Useful Lives

Premises:
Land	$818	$350
Buildings and improvements	14,821	14,557	5-39 Years
Furniture and equipment	5,926	5,288	3-10 Years

	21,565	20,195
Accumulated depreciation and amortization	(7,329)	(6,418)

	$14,236	$13,777

      Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 amounted to $966,000, $922,000 and $1,092,000, respectively.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

7.	DEPOSITS
      A summary of deposit balances, by type, is as follows:

	December 31,

	2005	2004

Demand	$52,773	$47,766
NOW	41,692	39,328
Regular	63,335	72,546
LifePath Savings	73,151	62,309
Money market	55,168	63,472

Total non-certificate accounts	286,119	285,421

Term certificates less than $100,000	121,732	117,225
Term certificates of $100,000 or more	66,530	48,222

Total certificate accounts	188,262	165,447

Total deposits	$474,381	$450,868

      A summary of certificate accounts by maturity, is as follows:

	December 31, 2005		December 31, 2004

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Within 1 year	$142,883	3.32%	$96,546	2.13%
Over 1 year to 3 years	42,822	3.63	58,362	3.05
Over 3 years to 5 years	2,557	4.14	10,539	3.43

	$188,262	3.40%	$165,447	2.54%

      At December 31, 2005 and 2004 brokered certificates of deposit in the amount of $20,106,000 and $16,597,000, respectively, with a weighted average rate of 3.32% and 2.56%, respectively, are included in certificates of deposits.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
      Securities sold under agreements to repurchase (“repurchase agreements”) are funds borrowed from customers on an overnight basis that are secured by securities.
      A summary of repurchase agreements is as follows:

	December 31,

	2005	2004

Repurchase agreements with customers	$4,999	$4,557

Fair value of securities underlying the agreements	$7,592	$5,759

Weighted Average Interest Rate	1.80%	1.21%

9.	FEDERAL HOME LOAN BANK ADVANCES
      A summary of outstanding advances from the Federal Home Loan Bank of Boston, by maturity, is as follows at December 31, 2005 and 2004:

				Weighted
				Average
	Amount			Interest Rate

Maturing During the Year Ending December 31,	2005		2004	2005	2004

2005	$—		$47,641	—%	2.72%
2006	29,257	*	23,595	3.88	3.77
2007	23,500		10,500	4.23	4.25
2008	33,500		9,000	4.53	5.38
2009	28,459	*	25,447	3.86	3.75
2010	10,450		6,750	4.75	4.98
Thereafter	20,757	*	36,771	4.42	5.14

	$145,923		$159,704	4.22%	3.94%

*	Includes amortizing advances requiring $178,000 in combined monthly principal and interest payments at December 31, 2005.
      Certain advances have early call provisions in 2006 through 2011.
      The Company also has an Ideal Way line of credit at the Federal Home Loan Bank in an amount up to $10,000,000. There were no advances under this line of credit as of December 31, 2005 or 2004. All borrowings from the Federal Home Loan Bank of Boston are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of certain first mortgage loans on owner-occupied residential property.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

10.	INCOME TAXES
      Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,

	2005	2004	2003

Current tax provision:
Federal	$1,665	$1,883	$1,022
State	462	447	1,201

	2,127	2,330	2,223

Deferred tax benefit:
Federal	(2,551)	(47)	(111)
State	(109)	(29)	(118)

	(2,660)	(76)	(229)

Change in valuation reserve	830	—	(263)

	$297	$2,254	$1,731

      The reasons for the differences between the statutory federal income tax rate and the effective tax rates is summarized as follows:

	Years Ended
	December 31,

	2005	2004	2003

Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(12.0)	4.7	15.1
Dividends received deduction	1.6	(0.4)	(0.6)
Change in valuation reserve	(42.8)	—	(5.6)
Reduction in reserve for exposures	—	—	(6.4)
Other, net	3.9	0.5	0.2

Effective tax rates	(15.3)%	38.8%	36.7%

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

10.	INCOME TAXES (Continued)
      The components of the net deferred tax asset are as follows:

	December 31,

	2005	2004

Deferred tax asset:
Federal	$5,548	$2,299
State	922	734

	6,470	3,033
Valuation reserve	(830)	—

	5,640	3,033

Deferred tax liability:
Federal	(284)	(150)
State	(98)	(100)

	(382)	(250)

Net deferred tax asset	$5,258	$2,783

      The tax effects of each type of item that gives rise to deferred taxes are as follows:

	December 31,

	2005	2004

Net unrealized gain (loss) on securities available for sale	$593	$(52)
Depreciation and amortization	44	(54)
Deferred income	(152)	(95)
Allowance for loan losses	1,726	1,573
Employee benefit plans	1,385	1,025
Capital loss carryforward	169	171
Charitable contribution carryforward	2,237	—
Other	86	215
Valuation reserve	(830)	—

Net deferred tax asset	$5,258	$2,783

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

10.	INCOME TAXES (Concluded)
      A summary of the change in the net deferred tax asset is as follows:

	Years Ended December 31,

	2005	2004	2003

Balance at beginning of year	$2,783	$2,446	$1,410
Deferred tax benefit	2,660	76	229
Deferred tax effects of net unrealized losses on securities available for sale	645	261	544
(Increase) decrease in valuation reserve	(830)	—	263

Balance at end of year	$5,258	$2,783	$2,446

      A summary of the change in the valuation reserve for deferred tax assets is as follows:

	December 31,

	2005	2004	2003

Balance at beginning of year	$—	$—	$263
Reserve for charitable contribution carryforward	830	—	—
Utilization of reserve	—	—	(263)

Balance at end of year	$830	$—	$—

      A federal income tax reserve of $830,000 was established in the fourth quarter of 2005 to reflect the uncertainty of fully utilizing a five year charitable contribution carryforward of approximately $7,200,000. The carryforward was created primarily by the contribution of 763,600 shares of the Company’s common stock to the Legacy Banks Foundation as part of the mutual to stock conversion.
      The federal income tax reserve for loan losses at the Company’s base year is $5,416,000. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve only to absorb loan losses, a deferred tax liability of $2,221,000 has not been provided.
      In June 2003, the Bank reached a settlement with the Massachusetts Department of Revenue (“DOR”) with respect to the DOR’s tax assessment resulting from the DOR’s disallowance of the Bank’s deduction of certain dividend distributions received by the Bank from its Real Estate Investment Trust majority owned subsidiary (the “REIT”). As a result, the Bank paid approximately $721,000 to the DOR representing one-half of the assessment plus interest and obtained the DOR’s release from liability for the remaining half assessed. The Bank dissolved the REIT during the third quarter of 2003

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

11.	COMMITMENTS AND CONTINGENCIES
      In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the accompanying consolidated financial statements.

Loan and other financial commitments
      The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets.
      The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows at December 31, 2005 and 2004:

	December 31,

	2005	2004

Commitments to grant loans	$11,914	$34,082
Unused funds on commercial lines-of-credit	15,251	12,148
Unadvanced funds on home equity lines-of-credit	61,698	50,408
Unadvanced funds on construction loans	7,305	9,395
Standby letters-of-credit and other commitments	6,733	1,352
      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines-of-credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. Funds disbursed for mortgage loans, construction loans and home equity lines-of-credit are collateralized by real estate. Commercial lines-of-credit are generally secured by business assets.
      Standby letters-of-credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters-of-credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers.
      FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. The Company considers standby letters of credit to be guarantees under FIN No. 45. The amount of the liability related to guarantees at December 31, 2005, 2004 and 2003, was not material.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

11.	COMMITMENTS AND CONTINGENCIES (Concluded)

Operating lease commitments
      Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2005, pertaining to banking premises and equipment, future minimum rent commitments are as follows:

Years Ending December 31,	Amount

2006	$156
2007	159
2008	141
2009	122
2010	63
Thereafter	228

$869

      Total rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to $181,000, $158,000 and $174,000, respectively.

Legal claims
      Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

Employment agreements
      In connection with the Conversion, the Company entered into employment agreements with its Chief Executive Officer, Chief Operating Officer, Executive Vice President, Chief Financial Officer and Senior Vice President of National Real Estate Finance. The agreements provide for an annual base salary, subject to increase, and certain other benefits. They also guarantee customary corporate indemnification and insurance coverage under a standard directors’ and officers’ insurance policy throughout the employment term. The initial term of the agreement for the Chief Executive Officer and Chief Operating Officer is three years, and the initial term of the agreement with the Executive Vice President, Chief Financial Officer and Senior Vice President of National Real Estate Finance is two years. In each case, the term automatically extends for a successive term of three years or two years, unless notice not to renew is given by either party. Following termination of the executive’s employment, the executive must adhere to non-competition and non-disclosure restrictions for one year, or for a period of time equal to the officer’s severance benefit, whichever is longer.

12.	MINIMUM REGULATORY CAPITAL REQUIREMENTS
      The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimal capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
12.                        MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)
about components, risk weighting and other factors. Prompt corrective action provisions are not applicable to savings and loan holding companies.
      Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of December 31, 2005 and 2004, the Bank met the capital adequacy requirements.
      As of December 31, 2005 and 2004, Legacy Banks met the condition to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risked-based, and Tier 1 leverage ratios as set forth in the following tables.

					Minimum To Be
					Well Capitalized
			Minimum		Under Prompt
			Capital		Corrective Action
	Actual		Requirement		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2005
Total capital to risk weighted assets	$100,794	20.0%	$40,375	8.0%	$50,468	10.0%
Tier 1 capital to risk weighted assets:	95,859	19.0	20,187	4.0	30,281	6.0
Tier 1 capital to average assets:	95,859	12.6	22,762	3.0	37,936	5.0
December 31, 2004:
Total capital to risk weighted assets:	$58,603	12.6%	$37,285	8.0%	$46,607	10.0%
Tier 1 capital to risk weighted assets:	54,363	11.7	18,643	4.0	27,964	6.0
Tier 1 capital to average assets:	54,363	8.0	20,391	3.0	33,984	5.0
      A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

	2005	2004

Total stockholders’ equity per consolidated financial statements	146,166	59,447
Adjustments for bank Tier 1 Capital:
Holding company equity adjustment	(48,271)	(1,978)
Net unrealized losses (gains) on AFS securities	1,089	(10)
Disallowed goodwill and intangible assets and other adjustments	(3,125)	(3,096)

Total Bank Tier 1 Capital	95,859	54,363
Adjustments for total capital
Allowed unrealized gains on equity securities	450	211
Includable allowance for loan losses	4,485	4,029

Total Bank capital per regulatory reporting	100,794	58,603

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

12.	MINIMUM REGULATORY CAPITAL REQUIREMENTS (Concluded)
      The principal source of revenue for the Holding Company is dividends received from the Bank as well as interest from short-term investment securities. However, the Bank cannot pay any dividends that would cause it to have insufficient capital under regulatory guidelines.

13.	EMPLOYEE BENEFIT PLANS

Defined Benefit plan
      The Company froze (curtailed) its defined benefit pension plan effective October 31, 2005. The Company recorded a gain of $905,000 as a result of the plan curtailment. In 2006, the Company voted to terminate the plan, with final settlement, including the distribution of all Plan Assets, expected to be completed in 2006. The Company expects a final contribution of $605,000 in 2006 prior to final settlement of the Plan. Prior to this curtailment, substantially all employees participated in the retirement plan on a non-contributing basis, and were fully vested after three years of service. Information pertaining to the activity in the plan is as follows:

	Plan Years Ended
	October 31,

	2005	2004

Change in plan assets:
Fair value of plan assets at beginning of year	$9,425	$8,553
Actual gain on plan assets	826	894
Employer contribution	—	370
Benefits paid	(259)	(392)

Fair value of plan assets at end of year	9,992	9,425

Change in benefit obligation:
Benefit obligation at beginning of year	11,205	9,088
Service cost	649	553
Interest cost	644	568
Plan Amendment	(1,290)	—
Actuarial (loss)/gain	(499)	1,388
Benefits paid	(259)	(392)

Benefit obligation at end of year	10,450	11,205

Funded status	(458)	(1,780)
Unrecognized net actuarial loss	(147)	911
Transition obligation	—	(91)

Accrued pension cost	$(605)	$(960)

Accumulated benefit obligation	$10,450	$7,019

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

13.	EMPLOYEE BENEFIT PLANS (Continued)
      At October 31, 2005 and 2004, the assumptions used to determine the benefit obligation are as follows:

	October 31,

	2005	2004

Discount rate	4.47%	5.75%
Rate of compensation increase	n/a	4.50%
      The components of net periodic pension cost for the plan are as follows:

	Plan Years Ended October 31,

	2005	2004	2003

Service cost — benefits earned during year	$648	$553	$513
Interest cost on projected benefits	644	568	566
Expected return on plan assets	(754)	(684)	(577)
Net amortization of transition obligation and prior service cost	(30)	(30)	(30)
Recognized net actuarial (gain)loss	40	(13)	18

	$548	$394	$490

      Additionally, the Company recognized a gain of $905,000 in 2005 as a result of the curtailment of the defined benefit plan.
      Significant actuarial assumptions used in determining net periodic pension cost were as follows:

	Plan Years Ended October 31,

	2005	2004	2003

Discount rate on benefit obligations	5.75%	6.25%	6.75%
Rates of increase in compensation levels	4.50%	4.50%	4.50%
Expected long-term rates of return on plan assets	8.00%	8.00%	8.00%
      The discount rate was selected to reflect the expected long-term rate of return based on prevailing yields on high quality fixed income investments.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

13.	EMPLOYEE BENEFIT PLANS (Continued)
      The Company’s pension plan weighted average asset allocations at October 31, 2005 and 2004, are as follows:

	Percentage of
	Plan Assets
	at
	October 31,

Asset Category	2005	2004

Equity securities	65%	66%
Debt securities	35	34

Total	100%	100%

      The Bank is a member of the Savings Banks Employees Retirement Association (“SBERA”) within which it maintains a Defined Benefit pension plan. SBERA offers a common and collective trust as the underlying investment structure for pension plans participating in the Association. The target allocation mix for the common and collective trust portfolio calls for an equity-based investment deployment range from 55% to 75% of total portfolio assets. The remainder of the portfolio is allocated to fixed income. The Trustees of SBERA, through the Association’s Investment Committee, select investment managers for the common and collective trust portfolio. A professional investment advisory firm is retained by the Investment Committee to provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective is to diversify equity investments across a spectrum of investment types (e.g., small cap, large cap, international, etc.) and styles (e.g., growth, value, etc.).
      Total defined benefit pension plan expense for the years ended December 31, 2005, 2004 and 2003 amounted to $503,000 and $451,000 and $569,000 respectively.

Defined contribution plan
      The Company has a 401(k) plan whereby each employee reaching the age of 21 and having completed at least 1,000 hours of service in one twelve month period, beginning with such employee’s date of hire, automatically becomes a participant in the plan. The plan provides for voluntary contributions by participating employees up to 75% of their compensation, subject to certain limitations. The Company matches up to 100% of the first 5% contributed by the employee. Participants become fully vested in the Company paid portion after five years of service. Total defined contribution pension plan expense for the years ended December 31, 2005, 2004 and 2003 amounted to $265,000, $253,000, and $277,000 respectively.

Supplemental Executive Plans
      The Bank adopted a Supplemental Executive Retirement Plan in 2004 for the benefit of the Company’s Chief Executive Officer and Chief Operating Officer which provides for monthly benefits upon retirement, subject to certain limitations as set forth in the Plan. The present value of these future benefits is accrued over the executives’ terms of employment, and the expense for the years ended December 31, 2005 and 2004 amounted to $431,000 and $428,000, respectively.

Employee Stock Ownership plan
      As part of the mutual to stock conversion, the Bank established an Employee Stock Ownership (ESOP) plan. The plan awards shares of the Company’s common stock to eligible employees primarily based

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

13.	EMPLOYEE BENEFIT PLANS (Concluded)
on their compensation. The Company contributed funds to a subsidiary to enable it to make a 15-year loan to the employee stock ownership plan to enable it to purchase shares of the Company’s common stock in the open market following completion of the offering. As of December 31, 2005 the ESOP completed its open market purchases bringing the total shares purchased to 824,688, or 8% of the 10,308,600 shares outstanding on that date. During 2005 the Company’s Board of Directors elected to fund a full year’s payment on this loan. This plan is a tax-qualified retirement plan for the benefit of all Company employees.
      At December 31, 2005, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount

2006	$446
2007	477
2008	508
2009	545
2010	582
Thereafter	8,426

$10,984

      The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP.
      Shares held by the ESOP include the following at December 31, 2005:

Allocated	54,979
Committed to be allocated	—
Unallocated	769,709

824,688

      Unearned ESOP shares are not considered outstanding for calculating net income per common share and are presented as unallocated common shares held by ESOP, as a reduction in stockholders’ equity in the statement of financial condition. As ESOP shares are earned by participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. Total compensation expense recognized in connection with the ESOP was $736,000 for the year ended December 31, 2005.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

14.	POSTRETIREMENT HEALTH AND LIFE INSURANCE BENEFITS
      The Company provides certain health and dental care and life insurance benefits for current retired employees. The components of net periodic postretirement costs follows:

	Years Ended
	December 31,

	2005	2004	2003

Interest cost on projected benefits	$52	$57	$63
Recognized net actuarial loss	12	12	16
Net amortization of transition obligation and prior service cost	4	5	4

	$68	$74	$83

      The following table sets forth the components of the accrued postretirement benefit obligation recognized in the Company’s consolidated balance sheets:

	December 31,

	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$909	$919
Interest cost	52	57
Actuarial loss	(261)	1
Benefits paid	(76)	(68)

Benefit obligation at end of year	$624	$909

Funded status	$(624)	$(909)
Unrecognized transition obligation	34	37
Unrecognized net actuarial loss	46	322
Unrecognized prior service cost	(46)	(50)

Accrued pension cost	$(590)	$(600)

      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was an average of 5% at December 31, 2005, 2004 and 2003. The assumed discount rate used in determining the accumulated postretirement benefit obligation was an average of 5.75%, 5.75% and 6.75% at December 31, 2005, 2004 and 2003, respectively. The health care cost trend rate assumption has a significant effect on the amount reported, as an example a 1% increase in health care costs would increase expenses by approximately $4,000 in 2005, 2004 and 2003.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

14.	POSTRETIREMENT HEALTH AND LIFE INSURANCE BENEFITS (Concluded)
      Estimated future benefit payments for the Plan year beginning January 1 are as follows:

2006	$55
2007	55
2008	55
2009	54
2010	54
2011-2015	260
      Total postretirement benefit plan expense for the years ended December 31, 2005, 2004 and 2003 amounted to $76,000, $68,000, and $74,000, respectively.

15.	RELATED PARTY TRANSACTIONS
      In the ordinary course of business, the Company has granted loans to directors and executive officers and their affiliates. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. All loans to directors and executive officers of the Company and their affiliates are performing in accordance with the contractual terms of the loans as of December 31, 2005, 2004 and 2003.
      An analysis of activity of such loans on an individual basis to directors and executive officers of the Company and their affiliates is as follows:

	Years Ended December 31,

	2005	2004	2003

Balance at beginning of year	$3,878	$3,319	$1,879
Additions/change in status	495	1,096	2,139
Repayments	(680)	(537)	(699)

Balance at end of year	$3,693	$3,878	$3,319

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
      The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:
      Cash and cash equivalents: The carrying amounts of cash and short-term investments approximate fair values.
      Securities: Fair values for securities, excluding FHLB and SBLI stock, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of FHLB stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank and SBLI stock was recorded at fair value at acquisition as determined by an appraisal performed by independent investment consultants retained by SBLI. The carrying amount of closely held stocks approximate fair value.
      Loans, net and loans held for sale: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of loans held for sale are based on commitments on hand from investors or prevailing market prices.
      Deposits: The fair values for non-certificate accounts are, by definition, equal to the amount payable on demand at the reporting date which is their carrying amounts. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
      Securities sold under agreements to repurchase: The carrying amount of repurchase agreements approximates fair value. Repurchase agreements generally mature or “roll over” on a daily basis.
      Federal Home Loan Bank advances: The fair values of Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.
      Accrued interest and mortgagors’ escrow accounts: The carrying amounts of these instruments approximate fair value.
      Off-balance-sheet instruments: The fair values of off-balance sheet instruments are immaterial.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Concluded)
      The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31,

	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$19,232	$19,232	$16,798	$16,798
Securities available for sale	167,436	167,436	120,322	120,322
Securities held to maturity	97	97	163	163
Federal Home Loan Bank of Boston stock	9,056	9,056	8,830	8,830
Savings Bank Life Insurance stock	1,709	1,709	1,709	1,709
Other closely held stocks	1,557	1,557	222	222
Loans and loans held for sale	547,626	551,076	505,344	518,180
Accrued interest receivable	3,235	3,235	2,790	2,790
Financial liabilities:
Deposits	474,381	472,816	450,868	450,372
Repurchase agreements	4,999	4,999	4,557	4,557
FHLB advances	145,923	145,237	159,704	161,221
Mortgagors’ escrow accounts	931	931	1,020	1,020

17.	PARENT COMPANY ONLY CONDENSED BALANCE SHEET
      On October 26, 2005 the Company became the holding company of Legacy Banks in connection with the conversion of the holding company structure of the Bank from mutual to stock form. As part of this conversion, the predecessor mutual holding company, Mutual Bancorp of the Berkshires, and the former mid-tier holding company, Legacy Group, were merged into the Bank. Therefore, prior to October 26, 2005 the Company was newly organized and owned no assets. The condensed year end balance sheet information pertaining only to the parent, Legacy Bancorp, Inc., is as follows:

December 31, 2005

Cash and short-term investments	$3,896
Securities at fair value	32,688
Investment in common stock of Legacy Banks	98,007
Investment in common stock of LB Funding Corp.	9,876
Deferred taxes and other assets	1,728

Total Assets	$146,195

Liabilities and Stockholder’s Equity
Accrued Expenses	$29
Stockholder’s Equity	146,166

Total Liabilities and Stockholder’s Equity	$146,195

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)
(Dollars in Thousands)

18.	QUARTERLY DATA (UNAUDITED)
      Quarterly results of operations for the years ended December 31, 2005 and 2004 were as follows:

	2005				2004

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$10,304	$9,294	$8,870	$8,510	$8,466	$7,956	$7,591	$7,623
Interest expense	4,139	3,932	3,623	3,360	3,314	3,095	2,845	2,848

Net interest income	6,165	5,362	5,247	5,150	5,152	4,861	4,746	4,775
Provision (credit) for loan losses	365	99	130	247	223	252	111	(374)
Non-interest income	105	1,254	1,013	1,005	1,108	1,224	1,131	972
Non-interest expenses	13,097	4,405	4,510	4,386	4,488	4,335	4,463	4,663
Provision (benefit) for income taxes	(1,739)	832	622	582	606	589	493	566

Net (loss) income	$(5,453)	$1,280	$998	$940	$943	$909	$810	$892

      Results for the fourth quarter of 2005 were significantly impacted by the conversion of the holding company structure of Legacy Banks from mutual to stock form. Non-interest income was reduced due to the Company’s prepayment of $19.5 million of advances from the Federal Home Loan Bank of Boston which resulted in a $2.4 million restructuring charge. Non-interest expenses were increased as a result of a $7.6 million expense relating to the Company’s donation of 763,600 shares of its outstanding common stock to the Legacy Banks Foundation.
Quarterly data may not sum to annual data due to rounding
      Earnings per share are not presented as the Company’s initial public offering became effective on October 26, 2005. Therefore, per share results would not be meaningful.