Form 10-Q
period 2006-03-31
Legacy Bancorp, Inc.
filed 2006-05-12
CIK 1332199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER : 000-51525
LEGACY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3135053 (IRS Employer Identification No.)
99 NORTH STREET
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock outstanding as of May 12, 2006 was 10,308,600.

LEGACY BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 1: Financial Statements
Effective as of October 26, 2005, Legacy Bancorp, Inc., a Delaware corporation (the “Company”), became the holding company of Legacy Banks, a Massachusetts-chartered stock savings bank (the “Bank”), in connection with the conversion of the holding company structure of Legacy Banks from mutual to stock form. Prior to October 26, 2005, Mutual Bancorp of the Berkshires, Inc., a Massachusetts-chartered mutual holding company (the “Predecessor”), owned all of the outstanding common stock of Legacy Group, Inc., the Massachusetts-chartered mid-tier bank holding company of Legacy Banks (the “Mid-Tier”), and the Mid-Tier owned all of the outstanding common stock of Legacy Banks. Effective as of October 26, 2005, the Predecessor and the Mid-Tier merged out of existence, and the Company consummated the sale of 9,545,000 shares of its common stock to the public at a price of $10.00 per share, and contributed an additional 763,600 shares of its outstanding common stock to The Legacy Banks Foundation in exchange for $0.01 per share, being the par value of the shares. Also on October 26, 2005, Legacy Banks issued all of its shares of common stock to the Company in exchange for 50% of the net proceeds of the public offering. Therefore, the financial information for any period prior to October 26, 2005 presented in this report is that of Mutual Bancorp of the Berkshires, Inc. and its direct and indirect subsidiaries.

LEGACY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Cash and due from banks	$11,359	$12,331
Short-term investments	16,235	6,901

Cash and cash equivalents	27,594	19,232

Securities and other investments	176,270	179,855
Loans held for sale	436	126
Loans, net of allowance for loan losses of $4,463 in 2006 and $4,220 in 2005	557,419	547,500
Premises and equipment, net	14,084	14,236
Accrued interest receivable	3,387	3,235
Goodwill, net	3,085	3,085
Net deferred tax asset	5,478	5,258
Bank-owned life insurance	4,181	4,153
Other assets	1,585	1,650

Total Assets	$793,519	$778,330

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$486,180	$474,381
Securities sold under agreements to repurchase	5,569	4,999
Federal Home Loan Bank advances	147,978	145,923
Mortgagors’ escrow accounts	1,224	931
Accrued expenses and other liabilities	5,802	5,930

Total liabilities	646,753	632,164

Commitments and contingencies

Stockholders’ Equity
Preferred Stock ($.01 par value, 10,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized, 10,308,600 issued and outstanding at March 31, 2006 and December 31, 2005	103	103
Additional paid-in-capital	100,216	100,202
Unearned Compensation — ESOP	(10,069)	(10,252)
Retained earnings	57,974	57,202
Accumulated other comprehensive loss	(1,458)	(1,089)

Total stockholders equity	146,766	146,166

Total Liabilities and Stockholders’ Equity	$793,519	$778,330

See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Interest and dividend income:
Loans	$8,513	$7,278
Securities:
Taxable	1,763	1,158
Tax-Exempt	55	30
Short-term investments	80	43

Total interest and dividend income	10,411	8,509

Interest expense:
Deposits	2,701	1,690
Federal Home Loan Bank advances	1,575	1,652
Other borrowed funds	36	18

Total interest expense	4,312	3,360

Net interest income	6,099	5,149
Provision for loan losses	164	246

Net interest income, after provision for loan losses	5,935	4,903

Non-interest income:
Customer service fees	654	662
Portfolio management fees	238	213
Income from bank owned life insurance	28	22
Insurance, annuities and mutual fund fees	30	43
Gain on sales of securities, net	40	42
Gain on sales of loans, net	39	20
Miscellaneous	9	1

Total non-interest income	1,038	1,003

Non-interest expenses:
Salaries and employee benefits	2,835	2,507
Occupancy and equipment	667	554
Data processing	481	438
Professional fees	369	128
Advertising	151	152
Other general and administrative	741	606

Total non-interest expenses	5,244	4,385

Income before income taxes	1,729	1,521

Provision for income taxes	648	582

Net income	$1,081	$939

Earnings per share
Basic	$0.11	n/a
Diluted	$0.11	n/a

Weighted average shares outstanding
Basic	9,539,044	n/a
Diluted	9,539,044	n/a
See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in thousands)
(Unaudited)

						Accumulated
			Additional	Unearned		Other	Total
	Common Stock		Paid-in	Compensation	Retained	Comprehensive	Stockholders
	Shares	Amount	Capital	ESOP	Earnings	Income (Loss)	Equity
Balance at December 31, 2004	—	$—	$—	$—	$59,437	$10	$59,447

Comprehensive income (loss):
Net income	—	—	—	—	939	—	939
Change in net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	(983)	(983)

Total comprehensive income (loss)							(44)

Balance at March 31, 2005	—	—	—	—	60,376	(973)	59,403

Balance at December 31, 2005	10,308,600	$103	$100,202	$(10,252)	$57,202	$(1,089)	$146,166

Comprehensive income (loss):
Net income	—	—	—	—	1,081	—	1,081
Change in net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	(369)	(369)

Total comprehensive income (loss)							712

Cash dividends declared ($0.03 per share)	—	—	—	—	(309)	—	(309)
Change in unearned compensation	—	—	14	183	—	—	197

Balance at March 31, 2006	10,308,600	$103	$100,216	$(10,069)	$57,974	$(1,458)	$146,766

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Quarters ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$1,081	$939
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	164	246
Net amortization of securities	(327)	72
Depreciation and amortization expense	249	226
Gain (loss) on sales of securities, net	(40)	(42)
Gain on sales of loans, net	(39)	(20)
Loans originated for sale	(2,795)	(3,115)
Proceeds from sale of loans	2,524	2,381
Deferred tax benefit	—	601
Employee Stock Ownership Plan expense	197	—
Net change in:
Bank-owned life insurance	(28)	(22)
Accrued interest receivable	(152)	(167)
Other assets	65	(57)
Accrued expenses and other liabilities	(128)	(1,084)

Net cash provided by (used in) operating activities	771	(42)

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	460	3,272
Maturities, prepayments and calls	27,307	3,995
Purchases	(24,028)	(5,568)
Purchases of Federal Home Loan Bank stock	—	(226)
Purchase of other closely held stocks	(494)	(234)
Maturities, prepayments and call of other investments	118	—
Loan originations and purchases, net of principal payments	(10,083)	(13,928)
Additions to premises and equipment	(97)	(95)

Net cash used in investing activities	(6,817)	(12,784)

(continued)
See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Quarters ended March 31,
	2005	2004
	(Unaudited)
Cash flows from financing activities:
Net increase in deposits	11,799	17,356
Net increase in securities sold under agreement to repurchase	570	694
Repayment of Federal Home Loan Bank advances	(31,211)	(49,471)
Proceeds from Federal Home Loan Bank advances	33,266	46,100
Net increase in mortgagors’ escrow accounts	293	94
Payment of dividends on common stock	(309)	—

Net cash provided by financing activities	14,408	14,773

Net change in cash and cash equivalents	8,362	1,947

Cash and cash equivalents at beginning of year	19,232	16,798

Cash and cash equivalents at end of year	$27,594	$18,745

Supplemental cash flow information:
Interest paid on deposits	$2,700	$1,728
Interest paid on Federal Home Loan Bank advances	1,505	1,617
Interest paid on other borrowed funds	36	18
Income taxes paid	110	631
See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Legacy Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, LB Funding Corporation and Legacy Banks (the “Bank”). The accounts of Legacy Banks include all of its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information included herein as of March 31, 2006 and for the interim periods ended March 31, 2006 and 2005 is unaudited; however, in the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2005.
2. Earnings Per Share
Basic earnings per share is determined by dividing net income by the average number of net outstanding common shares for the period. The net outstanding common shares equals the gross number of common shares issued less unallocated shares of the Legacy Banks Employee Stock Ownership Plan (ESOP). Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all potential common shares have been issued by the Company. Potential common shares to be issued would include any shares in a stock-based compensation plan. Since the Company does not, at this time, have a stock-based compensation plan, basic and diluted earnings per share are the same. Because shares had not been issued and outstanding during the entire period, earnings per share have not been reported for the three months ended March 31, 2005.
Earnings per common share for the three months ended March 31, 2006 have been computed based upon the following:

	Three Months Ended March 31,
	2006	2005
Net income applicable to common stock (in thousands)	$1,081	n/a

Average number of shares outstanding	10,308,600	n/a
Less: average number of unallocated ESOP shares	(769,556)	n/a

Average number of basic shares outstanding	9,539,044	n/a
Plus: potential shares that may be issued by the Company	—	n/a

Average number of diluted shares outstanding	9,539,044	n/a

Basic earnings per share	$0.11	n/a
Diluted earnings per share	$0.11	n/a

3. Dividends
On March 1, 2006, the Company declared a cash dividend of $0.03 per common share which was paid on April 1, 2006 to shareholders of record as of the close of business on March 15, 2006.
4. Loan Commitments and other Contingencies
Outstanding loan commitments and other contingencies totaled $108.6 million at March 31, 2006, compared to $102.9 million as of December 31, 2005. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of lines of credit.
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis discusses the changes in financial position and results of operations of Legacy Bancorp, Inc and subsidiaries, and should be read in conjunction with their unaudited consolidated interim financial statements and the notes thereto, appearing in Part I, Item 1 of this report.
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
This discussion has highlighted those accounting policies that management considers to be critical; however all accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 1 to the consolidated financial statements in the Form 10-K of Legacy Bancorp, Inc., to gain a better understanding of how our financial performance is measured and reported.

Comparison of Financial Condition At March 31, 2006 and December 31, 2005
Overview: Total assets increased by $15.2 million, or 2.0%, from $778.3 million at December 31, 2005 to $793.5 million at March 31, 2006. This increase was due to growth in the net loan portfolio, including loans held for sale, of $10.2 million, or 1.9% to $557.9 million at March 31, 2005, as well as growth in Cash and cash equivalents of $8.4 million, or 43.5% to $27.6 million at March 31, 2006. Offsetting these increases was a decrease in investment securities of $3.6 million, or 2.0% to $176.3 million at March 31, 2006. Each of these changes is discussed below.
Investment Activities: Cash and short term investments increased by $8.4 million, or 43.5% from $19.2 million at December 31, 2005 to $27.6 million at March 31, 2006. This was primarily due to an increase of $9.7 million in overnight federal funds sold, due to the receipt of significant direct deposits and certain money market funds at the close of the quarter. Investment securities decreased $3.6 million, or 2.0%, to $176.3 million at March 31, 2006, mainly in mortgage-backed securities and obligations issued by government sponsored enterprises. The decrease in overall investments was used to partially fund loan growth for the quarter. At March 31, 2006, the Company’s available-for-sale portfolio amounted to $163.5 million, or 20.6% of total assets. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At March 31, 2006		At December 31, 2005
	Amortized		Amortized	Fair
	Cost	Fair Value	Cost	Value
		(Dollars in Thousands)
Securities available for sale:
Government-sponsored enterprises	$93,137	$91,587	$95,613	$94,369
Municipal bonds	6,482	6,356	6,061	6,002
Corporate bonds and other obligations	5,634	5,629	6,149	6,161
Mortgage-backed securities	55,654	53,858	56,896	55,505

Total debt securities	160,907	157,430	164,719	162,037

Marketable equity securities:
Common stock	4,839	6,045	4,399	5,399

Total securities available for sale	165,746	163,475	169,118	167,436

Securities held to maturity:
Other bonds	97	97	97	97

Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	9,056	9,056	9,056	9,056
Savings Bank Life Insurance and DIF stock	1,709	1,709	1,709	1,709
Other investments	1,933	1,933	1,557	1,557

Total restricted equity securities and other investments	12,698	12,698	12,322	12,322

Total securities	$178,541	$176,270	$181,537	$179,855

Lending Activities: Total net loans, including loans held for sale, at March 31, 2006 were $557.9 million, an increase of $10.2 million, or 1.9%, from $547.6 million at December 31, 2005. The following table sets forth the composition of the Bank’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At March 31, 2006		At December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans on real estate:
Residential	$314,774	56.06%	$308,008	55.86%
Commercial	161,525	28.77	160,675	29.14
Home equity	60,557	10.79	58,640	10.64

	536,856	95.62	527,323	95.64

Other loans:
Commercial	21,047	3.74	20,579	3.73
Consumer and other	3,570	0.64	3,457	0.63

	24,617	4.38	24,036	4.36

Total loans	561,473	100.00%	551,359	100.00%

Other Items:
Net deferred loan costs	409		361
Allowance for loan losses	(4,463)		(4,220)

Total Loans, net	$557,419		$547,500

An increase in residential mortgages of $6.8 million, or 2.2% accounted for the majority of the increase in net loans. Home equity loans also showed good growth, increasing $1.9 million, or 3.3%. The increase in residential mortgages resulted from the Bank’s continued strategy of offering a variety of mortgage products at competitive rates. Commercial real estate and commercial other loans increased $1.3 million, or 0.73% for the quarter, but should be assisted in the future by the recent opening of a loan production office in the Albany, New York area.
Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. No interest income from these loans was recorded in net income for the three months ended March 31, 2006 while they were on non-accrual status. At March 31, 2006 the Bank had five troubled debt restructurings (loans for which a portion of interest or principal has been forgiven or the loans have been modified at an interest rate less than current market rates), all to one borrower, totaling $923,622. There were no troubled debt restructurings at December 31, 2005.

	At March 31,	At December 31,
	2006	2005
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$356	$479
Commercial mortgage	—	96
Commercial	40	250
Home equity, consumer and other	79	78

Total non-accrual loans	475	903

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—
Commercial mortgage	—	—
Commercial	—	—
Home equity, consumer and other	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing assets	$475	$903

Ratios:
Non-performing loans to total loans	0.09%	0.16%
Non-performing assets to total assets	0.06%	0.12%
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
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank generally does not separately identify individual consumer and residential loans for impairment disclosures. At March 31, 2006, impaired loans totaled $2.4 million, and there is no specific valuation allowance set-up against any of these loans.
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
The following table sets forth activity in the Bank’s allowance for loan losses for the periods indicated:

	At or for the Three Months Ended March 31,
	2006	2005
	(Dollars in Thousands)
Balance at beginning of period	$4,220	$3,846

Charge-offs:
Mortgage loans on real estate:	—	—
Other loans:
Commercial	(4)	(78)
Consumer and other	(33)	(29)

Total other loans	(37)	(107)

Total charge-offs	(37)	(107)

Recoveries:
Mortgage loans on real estate	—	—
Other loans:
Commercial	97	10
Consumer and other	19	14

Total other loans	116	24

Total recoveries	116	24

Net charge-offs	79	(83)

Provision for loan losses	164	246

Balance at end of period	$4,463	$4,009

Ratios:
Net charge-offs to average loans outstanding (annualized)	0.06%	-0.06%
Allowance for loan losses to non-performing loans at end of period	939.58%	195.94%
Allowance for loan losses to total loans at end of period	0.79%	0.75%

     Deposits: The following table sets forth the Bank’s deposit accounts (including escrow deposits) for the periods indicated.

	At March 31, 2006		At December 31, 2005
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)		(Dollars in Thousands)
Deposit type:
Demand deposits	$47,653	9.80%	$52,773	11.12%
Regular savings	59,861	12.31	63,335	13.35
LifePath Savings	73,229	15.06	73,151	15.42
Money market deposits	57,004	11.73	55,168	11.63
NOW deposits	41,267	8.49	41,692	8.78

Total transaction accounts	279,014	57.39	286,119	60.30

Certificates of deposit	207,166	42.61	188,262	39.70

Total deposits	$486,180	100.00%	$474,381	100.00%

Deposits increased $11.8 million, or 2.4%, to $486.2 million at March 31, 2006 from $474.4 million at December 31, 2005. This increase was primarily in certificates of deposit, including brokered certificates, which increased by $18.9 million, or 10.0%, to $207.2 million. This growth was attributable to the Bank’s competitive rates and focused marketing efforts and special rates on certain CDs. Increases in CD’s were partially offset by a decrease in demand deposit accounts of $5.1 million, or 9.7% to $47.7 million. Regular savings deposits also decreased by $3.5 million, or 5.5%, while LifePath Savings and NOW deposit account balances remained relatively flat in the three month period ended March 31, 2006.
Borrowings include borrowings from the Federal Home Loan Bank of Boston (FHLBB) as well as securities sold under agreements to repurchase, and have increased $2.6 million, or 1.7%, to $153.5 million at March 31, 2006. Significant new borrowings were not needed in the first quarter of 2006 as overall deposit growth was generally sufficient to meet loan demand.
Stockholders’ Equity increased by $600,000 to $146.8 million at March 31, 2006, an increase of 0.4%. This change resulted from a net income contribution of $1.1 million for the three months ended March 31, 2006, offset by an increase in our unrealized loss on available for sale securities by $369,000 to a balance of $1.5 million, and the payment of a dividend of $309,000 during the first quarter of 2006. Our ratio of capital to total assets was 18.5% as of March 31, 2006, compared to 18.8% as of December 31, 2005.
Comparison of Operating Results for the Three Months Ended March 31, 2006 and March 31, 2005
Net Income for the three months ended March 31, 2006 was $1.1 million, an increase of $142,000, or 15.1% from $939,000 for the same period in 2005. This increase was primarily due to an increase in net interest income of $950,000 as well as a reduction in the provision for loan losses of $82,000 for the three months ended March 31, 2006 as compared to the same period in 2005. This increase in net interest income after provision for loan losses was offset primarily by an increase in non-interest expenses and income taxes of $925,000.
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

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net (2)	$551,127	$8,513	6.18%	$511,972	$7,278	5.69%
Investment securities	176,233	1,818	4.13%	128,850	1,188	3.69%
Short-term investments	7,334	80	4.36%	7,574	43	2.27%

Total interest-earning assets	734,694	10,411	5.67%	648,396	8,509	5.25%
Non-interest-earning assets	41,861			36,388

Total assets	$776,555			$684,784

Interest-bearing liabilities:
Savings deposits	$62,205	67	0.43%	$72,304	77	0.43%
LifePath Savings	72,524	562	3.10%	66,993	351	2.10%
Money market	51,879	306	2.36%	57,579	159	1.10%
NOW accounts	38,166	21	0.22%	37,541	18	0.19%
Certificates of deposits	197,220	1,745	3.54%	167,415	1,085	2.59%

Total deposits	421,994	2,701	2.56%	401,832	1,690	1.68%
Borrowed Funds	151,627	1,611	4.25%	170,364	1,670	3.92%

Total interest-bearing liabilities	573,621	4,312	3.01%	572,196	3,360	2.35%
Non-interest bearing liabilities	55,645			52,482

Total liabilities	629,266			624,678
Equity	147,289			60,106

Total liabilities and equity	$776,555			$684,784

Net interest income		$6,099			$5,149

Net interest rate spread (3)			2.66%			2.90%
Net interest-earning assets (4)	$161,073			$76,200

Net interest margin (5)			3.32%			3.18%
Average interest-earning assets to interest-bearing liabilities			128.08%			113.32%

(1)	Yields and rates for the three months ended March 31, 2006 and 2005 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended March 31, 2006 and 2005.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Three Months Ended March 31,
	2006 vs. 2005
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net	$581	$654	$1,235
Investment securities	475	155	630
Short-term investments	(1)	38	37

Total interest-earning assets	1,055	847	1,902

Interest-bearing liabilities:
Savings deposits	(10)	—	(10)
Life Path	31	180	211
Money market	(14)	161	147
NOW accounts	—	3	3
Certificates of deposits	216	444	660

Total deposits	223	788	1,011
Borrowed Funds	(252)	193	(59)

Total interest-bearing liabilities	(29)	981	952

Change in net interest income	$1,084	$(134)	$950

Net interest income for the three months ended March 31, 2006 was $6.1 million, an increase of $950,000, or 18.5% over the same period of 2005, primarily due to an increase in our average loans outstanding of $39.2 million, or 7.6%, and an increase in the average balance of investment securities of $47.4 million, or 36.8%, for the three months ended March 31, 2006 over the same period of 2005, as outlined below.
Interest income for the three months ended March 31, 2006 increased $1.9 million, or 22.4%, to $10.4 million over the same period of 2005. This increase was primarily due to an increase in average interest earning assets of $86.3 million for the three months ended March 31, 2006. Average outstanding loans increased $39.2 million, or 7.6%, and the average balance of investment securities increased $47.4 million, or 36.8%, over the three month period ended March 31, 2005. The overall increase in average earning assets provided additional interest income of $1.1 million. The average yield on interest earning assets increased 42 basis points to 5.67% for the three months ended March 31, 2006, compared to 5.25% for the same period in 2005, accounting for additional interest income of $847,000.
Interest expense increased $952,000, or 28.3%, to $4.3 million for the three months ended March 31, 2006 as compared to $3.4 million during the same period in 2005. Average interest bearing liabilities remained relatively flat as increases in deposits were offset by a decrease in the average balance of FHLBB borrowings as a result of the Bank prepayment of $19.5 million in borrowings during December 2005. The average cost of funds, however, increased to 3.01% for the three month period ended March 31, 2006, an increase of 66 basis points from a cost of funds of 2.35% for the same period in 2005, resulting in an increase in interest expense of $981,000.

Provision for loan loss expense decreased to $82,000, or 33.3% for the three months ended March 31, 2006, compared to $246,000 for the three months ended March 31, 2005, primarily as of a result of the decrease in the overall loan growth as well as the mix of loan growth. Provisions for loan loss are affected by loan growth, loan mix, net charge-offs and our evaluation of the loan portfolio, all of which impacted the decrease. At March 31, 2006, our total allowance for loan losses was $4.5 million, or 0.79% of total loans, compared to $4.2 million or 0.77% of total loans, at December 31, 2005.
Non-interest income totaled $1.0 million for the three months ended March 31, 2006, an increase of $35,000 from the same period a year ago. Gain on the sale of mortgage loans increased $19,000, or 95% in the three month period ended March 31, 2006 over the same period in 2005. Increases in portfolio management fees were somewhat offset by decreases in customer service fees and insurance related fees.
Non-interest expense increased $859,000, or 19.6%, to $5.2 million for the three months ended March 31, 2006. Salaries and benefit expenses increased by $328,000, or 13.1%. The cost of the new ESOP in excess of the former Defined Benefit Pension plan, and the executive SERP accounted for $115,000 of this increase. Regular salaries contributed $126,000 of this increase due to regular annual merit increases as well as investments needed in staffing in order to comply with the complexities and regulations of being a public company. Occupancy and equipment expenses increased by $113,000, or 20.4%, due primarily to major branch improvements in the end of 2005 as well as higher heating and electric expenses in 2006. Professional fees increased by $241,000, or 188.3%, due primarily to new expenses attributable to being a public company including audit, legal and consulting fees, as well as fees related to complying with the provisions of the Sarbanes-Oxley Act of 2002.
Income tax expense increased $66,000 to $648,000 for the three months ended March 31, 2006, due to an increase in taxable income of $208,000 for the same period as compared to the same period in 2005. The Company’s combined federal and state effective tax rate was 37.5%, down slightly from the 38.3% for the same period in 2005 due to a somewhat higher amount of income from municipal securities.
Minimum Regulatory Capital Requirements: As of March 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s capital amounts and ratios as of March 31, 2006 (unaudited) and December 31, 2005 are presented in the table.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2006
Total capital to risk weighted assets	$102,244	19.9%	$41,124	8.0%	$51,405	10.0%
Tier 1 capital to risk weighted assets:	98,609	19.2	20,562	4.0	30,843	6.0
Tier 1 capital to average assets:	98,609	13.4	22,114	3.0	36,857	5.0

December 31, 2005:
Total capital to risk weighted assets:	$100,794	20.0%	$40,375	8.0%	$50,468	10.0%
Tier 1 capital to risk weighted assets:	95,859	19.0	20,187	4.0	30,281	6.0
Tier 1 capital to average assets:	95,859	12.6	22,762	3.0	37,936	5.0
Item 3: Quantitative and Qualitative Disclosures About Market Risks
There have been no material changes in the Company’s market risk during the three months ended March 31, 2006. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual

Report on Form 10-K for the year ended December 31, 2005 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Bank to measure its interest rate risk.
Contractual Obligations. The following tables present information indicating various contractual obligations and commitments of the Company as of March 31, 2006 and the respective maturity dates:

	March 31, 2006
			More than	Three
			One Year	Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(Dollars in Thousands)
Federal Home Loan Bank of Boston advances	$147,978	$32,492	$58,500	$41,733	$15,253
Securities sold under agreements to repurchase	5,569	5,569	—	—	—

Total contractual obligations	$153,547	$38,061	$58,500	$41,733	$15,253

Loan Commitments and other contingencies. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Bank’s loan commitments and other contingencies outstanding as of March 31, 2006:

	March 31, 2006
			More than	More than
			One Year	Three Years
		One Year or	through Three	Through Five	Over Five
	Total	Less	Years	Years	years
	(Dollars in Thousands)
Commitments to grant loans (1)	$14,604	$14,604	$—	$—	$—
Commercial loan lines-of-credit	14,020	14,020	—	—	—
Unused portion of home equity loans (2)	65,227	839	1,259	3,750	59,379
Unused portion of construction loans (3)	5,003	5,003	—	—	—
Unused portion of overdraft lines-of-credit(4)	4,410	—	—	—	4,410
Unused portion of personal lines-of-credit(5)	467	—	—	—	467
Standby letters of credit(6)	606	606	—	—	—
Other commitments and contingencies	4,259	4,259	—	—	—

Total loan commitments	$108,596	$39,331	$1,259	$3,750	$64,256

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of construction loans are available to the borrower for up to one year for development loans and up to one year for other construction loans.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors during the three months ended March 31, 2006. See the discussion and analysis of risk factors provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5 Other Information
None.
Item 6: Exhibits
See Index to Exhibits immediately following the signature page.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY BANCORP, INC.

Date: May 12, 2006	/s/ J. Williar Dunlaevy

J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date: May 12, 2006	/s/ Stephen M. Conley

Stephen M. Conley
Senior Vice President, Chief Financial Officer and
Treasurer (Principal Accounting Officer)

INDEX TO EXHIBITS

2.1	Amended and Restated Plan of Conversion*

3.1	Certificate of Incorporation of Legacy Bancorp, Inc.*

3.2	Bylaws of Legacy Bancorp, Inc. (as amended)*

10.1	Legacy Banks ESOP Trust Agreement**

10.2	ESOP Plan Document**

10.3	ESOP Loan Documents**

10.4.1	Employment Agreement between Legacy Banks and J. Williar Dunlaevy**

10.4.2	Employment Agreement between Legacy Banks and Michael A. Christopher**

10.4.3	Employment Agreement between Legacy Banks and Steven F. Pierce**

10.4.4	Employment Agreement between Legacy Banks and Stephen M. Conley**

10.4.5	Employment Agreement between Legacy Banks and Richard M. Sullivan**

10.5.1	Employment Agreement between Legacy Bancorp, Inc. and J. Williar Dunlaevy**

10.5.2	Employment Agreement between Legacy Bancorp, Inc. and Michael A. Christopher**

10.5.3	Employment Agreement between Legacy Bancorp, Inc. and Steven F. Pierce**

10.5.4	Employment Agreement between Legacy Bancorp, Inc. and Stephen M. Conley**

10.5.5	Employment Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan**

10.8	Legacy Banks Employee Severance Compensation Plan**

10.9.1	Legacy Banks Supplemental Executive Retirement Plan with J. Williar Dunlaevy**

10.9.2	Legacy Banks Supplemental Executive Retirement Plan with Michael A. Christopher**

10.10	Director Fee Continuation Plan**

11.0	Statement re: Computation of per share earnings is incorporated herein by reference to Notes to Consolidated Financial Statements within Part I, Item 1, “Financial Statements”

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Stephen M. Conley

32	Certification pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference from the Registration Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 filed October 27, 2005.

**	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended.