Form 10-Q/A
period 2006-03-31
Legacy Bancorp, Inc.
filed 2006-06-28
CIK 1332199

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2006
(Common stock, $.01 par value)	10,308,600 Shares

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report of Legacy Bancorp, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 12, 2006. This amendment is solely to amend Part II, Item 6 of the Form 10-Q by re-filing Exhibit 32 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350, which contained a typographical (date) error.

This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed. This Amendment No. 1 does not reflect events that have occurred after the original filing of the Quarterly Report on Form 10-Q filed on May 12, 2006 and does not modify or update the disclosures in the Quarterly Report on Form 10-Q as filed in any way except with regard to the specific modification to Exhibit 32, described in this Explanatory Note.

Therefore, this amendment only contains Exhibit 32 of Part II, Item 6, as well as the new certifications of the Chief Executive Officer and Chief Financial Officer of the Company, Exhibits 31.1 and 31.2 respectively, as required by Rule 12b-15 under the Exchange Act.

Item 6: Exhibits

See Index to Exhibits immediately following the signature page.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY BANCORP, INC.

Date: June 28, 2006	/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date: June 28, 2006	/s/ Stephen M. Conley
Stephen M. Conley
Chief Financial Officer, Senior Vice President and Treasurer

3

INDEX TO EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Stephen M. Conley

32	Certification pursuant to 18 U.S.C. Section 1350

4