Form 10-Q/A
period 2006-03-31
Legacy Bancorp, Inc.
filed 2006-07-07
CIK 1332199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
AMENDMENT NO. 2 ON
FORM 10-Q/A

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

Amendment No. 2 to the Quarterly Report on Form 10-Q
For the Period Ended March 31, 2006

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-Q/A amends the Quarterly Report of Legacy Bancorp, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 12, 2006. This amendment is being filed solely for the purpose of correcting a typographical error (date) in Exhibit 32 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
This Amendment No. 2 does not affect the original financial statements or footnotes as originally filed. This Amendment No. 2 does not reflect events that have occurred after the original filing of the Quarterly Report on Form 10-Q filed on May 12, 2006 and does not modify or update the disclosures in the Quarterly Report on Form 10-Q as filed in any way except with regard to the specific modification to Exhibit 32, described in this Explanatory Note.

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

LEGACY BANCORP, INC.

Date: July 7, 2006	/s/ J. Williar Dunlaevy

J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date: July 7, 2006	/s/ Stephen M. Conley

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