Form 10-Q
period 2006-06-30
Legacy Bancorp, Inc.
filed 2006-08-11
CIK 1332199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common Stock ($0.01 par value per share)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12(b)-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated Filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock outstanding as of August 11, 2006 was 10,308,600.

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

LEGACY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Cash and due from banks	$19,911	$12,331
Short-term investments	4,592	6,901

Cash and cash equivalents	24,503	19,232

Securities and other investments	177,790	179,855
Loans held for sale	187	126
Loans, net of allowance for loan losses of $4,693 in 2006 and $4,220 in 2005	573,388	547,500
Premises and equipment, net	13,988	14,236
Accrued interest receivable	3,602	3,235
Goodwill, net	3,085	3,085
Net deferred tax asset	5,842	5,258
Bank-owned life insurance	4,207	4,153
Other assets	1,578	1,650

Total Assets	$808,170	$778,330

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$497,913	$474,512
Securities sold under agreements to repurchase	4,500	4,999
Federal Home Loan Bank advances	151,979	145,923
Mortgagors’ escrow accounts	905	931
Accrued expenses and other liabilities	5,720	5,799

Total liabilities	661,017	632,164

Commitments and contingencies

Stockholders’ Equity
Preferred Stock ($.01 par value, 10,000,000 shares authorized, none issues or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized, 10,308,600 issued and outstanding at June 30, 2006 and December 31, 2005	103	103
Additional paid-in-capital	100,240	100,202
Unearned Compensation — ESOP	(9,886)	(10,252)
Retained earnings	58,724	57,202
Accumulated other comprehensive loss	(2,028)	(1,089)

Total stockholders equity	147,153	146,166

Total Liabilities and Stockholders’ Equity	$808,170	$778,330

See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans	$8,861	$7,588	$17,375	$14,867
Securities:
Taxable	1,796	1,187	3,559	2,346
Tax-Exempt	60	43	115	73
Short-term investments	131	52	211	94

Total interest and dividend income	10,848	8,870	21,260	17,380

Interest expense:
Deposits	3,268	1,968	5,969	3,657
Federal Home Loan Bank advances	1,608	1,636	3,183	3,289
Other borrowed funds	32	19	68	37

Total interest expense	4,908	3,623	9,220	6,983

Net interest income	5,940	5,247	12,040	10,397
Provision for loan losses	176	130	340	377

Net interest income, after provision for loan losses	5,764	5,117	11,700	10,020

Non-interest income:
Customer service fees	653	676	1,307	1,338
Portfolio management fees	261	226	499	439
Income from bank owned life insurance	26	21	53	42
Insurance, annuities and mutual fund fees	33	29	63	72
Gain on sales of securities, net	127	35	166	77
Loss on impairment of securities	—	(25)	—	(25)
Gain on sales of loans, net	27	49	67	69
Miscellaneous	11	2	21	4

Total non-interest income	1,138	1,013	2,176	2,016

Non-interest expenses:
Salaries and employee benefits	2,951	2,566	5,785	5,073
Occupancy and equipment	605	548	1,272	1,102
Data processing	490	482	971	920
Professional fees	397	132	766	261
Advertising	237	197	388	349
Other general and administrative	618	585	1,361	1,191

Total non-interest expenses	5,298	4,510	10,543	8,896

Income before income taxes	1,604	1,620	3,333	3,140

Provision for income taxes	591	622	1,239	1,203

Net income	$1,013	$998	$2,094	$1,937

Earnings per share
Basic	$0.11	n/a	$0.22	n/a
Diluted	$0.11	n/a	$0.22	n/a

Weighted average shares outstanding
Basic	9,552,787	n/a	9,545,953	n/a
Diluted	9,552,787	n/a	9,545,953	n/a
See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in thousands)
(Unaudited)

						Accumulated
			Additional	Unearned		Other	Total
	Common Stock		Paid-in	Compensation	Retained	Comprehensive	Stockholders
	Shares	Amount	Capital	ESOP	Earnings	Income (Loss)	Equity
Balance at December 31, 2004	—	$—	$—	$—	$59,437	$10	$59,447

Comprehensive income (loss):
Net income	—	—	—	—	1,937	—	1,937
Change in net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	(334)	(334)

Total comprehensive income (loss)							1,603

Balance at June 30, 2005	—	$—	$—	$—	$61,374	$(324)	$61,050

Balance at December 31, 2005	10,308,600	$103	$100,202	$(10,252)	$57,202	$(1,089)	$146,166

Comprehensive income (loss):
Net income	—	—	—	—	2,094	—	2,094
Change in net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	(939)	(939)

Total comprehensive income (loss)							1,155

Cash dividends declared ($0.06 per share)	—	—	—	—	(572)	—	(572)
Change in unearned compensation	—	—	38	366	—	—	404

Balance at June 30, 2006	10,308,600	$103	$100,240	$(9,886)	$58,724	$(2,028)	$147,153

See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$2,094	$1,937
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	340	377
Net amortization of securities	(598)	139
Depreciation and amortization expense	500	459
Gain on sales of securities, net	(166)	(77)
Loss on impairment of securities available for sale	—	25
Gain on sales of loans, net	(67)	(69)
Loans originated for sale	(3,949)	(5,290)
Proceeds from sale of loans	3,955	5,033
Deferred tax benefit	—	602
Employee Stock Ownership Plan expense	404	—
Net change in:
Bank-owned life insurance	(54)	167
Accrued interest receivable	(367)	(50)
Other assets	72	(730)
Accrued expenses and other liabilities	(79)	(758)

Net cash provided by operating activities	2,085	1,765

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	1,162	3,652
Maturities, prepayments and calls	51,097	10,021
Purchases	(50,044)	(12,193)
Purchases of Federal Home Loan Bank stock	—	(226)
Purchase of other investments	(1,063)	—
Maturities, prepayments and call of other investments	154	—
Loan originations and purchases, net of principal payments	(26,228)	(15,209)
Additions to premises and equipment	(252)	(853)

Net cash used in investing activities	(25,174)	(14,808)

(continued)
See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Six Months ended June 30,
	2006	2005
	(Unaudited)
Cash flows from financing activities:
Net increase in deposits	23,401	32,356
Net decrease in securities sold under agreement to repurchase	(499)	(77)
Repayment of Federal Home Loan Bank advances	(84,290)	(76,941)
Proceeds from Federal Home Loan Bank advances	90,346	69,637
Net decrease in mortgagors’ escrow accounts	(26)	(212)
Payment of dividends on common stock	(572)	—

Net cash provided by financing activities	28,360	24,763

Net change in cash and cash equivalents	5,271	11,720

Cash and cash equivalents at beginning of period	19,232	16,798

Cash and cash equivalents at end of period	$24,503	$28,518

Supplemental cash flow information:
Interest paid on deposits	$6,485	$3,620
Interest paid on Federal Home Loan Bank advances	4,197	3,269
Interest paid on other borrowed funds	68	37
Income taxes paid	1,165	1,200
Transfers from loans to loans held for sale	—	6,629
See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Legacy Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, LB Funding Corporation and Legacy Banks (the “Bank”). The accounts of Legacy Banks include all of its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information included herein as of June 30, 2006 and for the interim periods ended June 30, 2006 and 2005 is unaudited; however, in the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for interim periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2005.
2. Earnings Per Share
Basic earnings per share is determined by dividing net income by the average number of net outstanding common shares for the period. The net outstanding common shares equals the gross number of common shares issued less unallocated shares of the Legacy Banks Employee Stock Ownership Plan (ESOP). Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all potential common shares have been issued by the Company. Potential common shares to be issued would include any shares in a stock-based compensation plan. Since the Company does not, at this time, have a stock-based compensation plan, basic and diluted earnings per share are the same. Because shares had not been issued and outstanding during the entire period, earnings per share have not been reported for the three and six months ended June 30, 2005.
Earnings per common share for the three and six months ended June 30, 2006 have been computed based upon the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income applicable to common stock (in thousands)	$1,013	n/a	$2,094	n/a

Average number of shares outstanding	10,308,600	n/a	10,308,600	n/a
Less: average number of unallocated ESOP shares	(755,813)	n/a	(762,647)	n/a

Average number of basic shares outstanding	9,552,787	n/a	9,545,953	n/a
Plus: potential shares that may be issued by the Company	—	n/a	—	n/a

Average number of diluted shares outstanding	9,552,787	n/a	9,545,953	n/a

Basic earnings per share	$0.11	n/a	$0.22	n/a
Diluted earnings per share	$0.11	n/a	$0.22	n/a

3. Dividends
On June 7, 2006, the Company declared a cash dividend of $0.03 per common share which was paid on July 1, 2006 to shareholders of record as of the close of business on June 20, 2006.
4. Loan Commitments and other Contingencies
Outstanding loan commitments and other contingencies totaled $114.9 million at June 30, 2006, compared to $102.9 million as of December 31, 2005. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity and other lines of credit.
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis discusses the changes in financial position and results of operations of Legacy Bancorp, Inc. and subsidiaries, and should be read in conjunction with both the unaudited consolidated interim financial statements and the notes thereto, appearing in Part I, Item 1 of this report, as well as the “Management’s Discussion and Analysis” section included in the Company’s most recent Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2005.
Forward-Looking Statements
Certain statements herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe”, “expect”, “anticipate”, “estimate”, and “intend” or future or conditional verbs such as “will”, “would”, “should”, “could”, or “may”. Certain factors that could cause actual results to differ materially from expected results include changes in the interest rate environment, changes in general economic conditions, legislative and regulatory changes that adversely affect the businesses in which the Company is engaged and changes in the securities market. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company disclaims any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.
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
This discussion has highlighted those accounting policies that management considers to be critical; however all accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 1 to the consolidated financial statements in the most recent Securities and Exchange Commission Form 10-K of Legacy Bancorp, Inc., to gain a better understanding of how our financial performance is measured and reported.

Comparison of Financial Condition At June 30, 2006 and December 31, 2005
Overview: Total assets increased by $29.8 million, or 3.8%, from $778.3 million at December 31, 2005 to $808.2 million at June 30, 2006. This increase was due to growth in the net loan portfolio, excluding loans held for sale, of $25.9 million, or 4.7% to $573.4 million at June 30, 2006, as well as growth in Cash and cash equivalents of $5.3 million, or 27.4% to $24.5 million at June 30, 2006. Offsetting these increases was a decrease in investment securities of $2.1 million, or 1.1% to $177.8 million at June 30, 2006. Each of these changes is discussed below.
Investment Activities: Cash and short term investments increased by $5.3 million, or 27.4% from $19.2 million at December 31, 2005 to $24.5 million at June 30, 2006. This was primarily due to the receipt of significant direct deposits and certain money market funds at the close of the quarter. These additional funds, however, were immediately used to repay $6.5 million of overnight advances from the Federal Home Loan Bank of Boston (FHLBB) on the first business day of July 2006. Securities and other investments decreased $2.1 million, or 1.1%, to $177.8 million at June 30, 2006. Decreases in mortgage-backed securities and corporate obligations were offset by small increases in obligations issued by government-sponsored enterprises, common stock and other investments. The decrease in overall investments was used to partially fund year to date loan growth. At June 30, 2006, the Company’s available-for-sale portfolio amounted to $164.5 million, or 20.3% of total assets. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At June 30, 2006		At December 31, 2005
	Amortized		Amortized	Fair
	Cost	Fair Value	Cost	Value
		(Dollars in Thousands)
Securities available for sale:

Government-sponsored enterprises	$98,574	$96,804	$95,613	$94,369
Municipal bonds	6,772	6,578	6,061	6,002
Corporate bonds and other obligations	4,483	4,465	6,149	6,161
Mortgage-backed securities	52,432	50,281	56,896	55,505

Total debt securities	162,261	158,128	164,719	162,037

Marketable equity securities:
Common stock	5,404	6,334	4,399	5,399

Total securities available for sale	167,665	164,462	169,118	167,436

Securities held to maturity:
Other bonds	97	97	97	97

Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	9,056	9,056	9,056	9,056
Savings Bank Life Insurance and DIF stock	1,709	1,709	1,709	1,709
Other investments	2,466	2,466	1,557	1,557

Total restricted equity securities and other investments	13,231	13,231	12,322	12,322

Total securities	$180,993	$177,790	$181,537	$179,855

Lending Activities: Total net loans, excluding loans held for sale, at June 30, 2006 were $573.4 million, an increase of $25.9 million, or 4.7%, from $547.5 million at December 31, 2005. $16.0 million of this year to date growth occurred in the second quarter of 2006. The following table sets forth the composition of the Bank’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At June 30, 2006		At December 31, 2005
	Amount	Percent	Amount	Percent
		(Dollars in Thousands)
Mortgage loans on real estate:
Residential	318,043	55.08%	308,008	55.86%
Commercial	171,481	29.70	160,675	29.14
Home equity	59,562	10.31	58,640	10.64

	549,086	95.09	527,323	95.64

Other loans:
Commercial	23,471	4.07	20,579	3.73
Consumer and other	4,875	0.84	3,457	0.63

	28,346	4.91	24,036	4.36

Total loans	577,432	100.00%	551,359	100.00%

Other Items:
Net deferred loan costs	649		361
Allowance for loan losses	(4,693)		(4,220)

Total Loans, net	$573,388		$547,500

Residential mortgages increased $10.0 million, or 3.3% as a result of the Bank’s continued strategy of offering a variety of mortgage products at competitive rates. Commercial real estate and other commercial loans increased $13.7 million, or 7.6% from $181.3 million at December 31, 2005 to $195.0 million at June 30, 2006, and this growth should be further enhanced in the future by the recent opening of a loan production office in the Albany-Troy-Schenectady, New York market.
Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. No interest income from these loans was recorded in net income for the three and six months ended June 30, 2006 while they were on non-accrual status. If the non-accrual loans had been current, the gross interest income that would have been recorded is equal to approximately $17,000 and $26,000 for the three and six month periods ended June 30, 2006, respectively. At June 30, 2006 the Bank had five troubled debt restructurings (loans for which a portion of interest or principal has been forgiven or the loans have been modified at an interest rate less than current market rates), all to one borrower, totaling approximately $950,000. The interest income recorded from these loans amounted to approximately $11,000 and $28,000 for the three and six month periods ended June 30, 2006, respectively. There were no troubled debt restructurings at December 31, 2005.

	At June 30,	At December 31,
	2006	2005
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$810	$479
Commercial mortgage	125	96
Commercial	—	250
Home equity, consumer and other	141	78

Total non-accrual loans	1,076	903

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—
Commercial mortgage	—	—
Commercial	—	—
Home equity, consumer and other	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing assets	$1,076	$903

Ratios:
Non-performing loans to total loans	0.19%	0.16%
Non-performing assets to total assets	0.13%	0.12%
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
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, portfolio volume and mix, geographic and large borrower concentrations, estimated credit losses based on internal and independent external portfolio reviews, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
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
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank generally does not separately identify individual consumer and residential loans for impairment disclosures. At June 30, 2006, impaired loans totaled $2.1 million, and there is no specific valuation allowance against any of these loans.

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
The following table sets forth activity in the Bank’s allowance for loan losses for the periods indicated:

	At or for the Three Months		At or for the Six Months
	Ended June30,		Ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Balance at beginning of period	$4,463	$4,009	$4,220	$3,846

Charge-offs:
Mortgage loans on real estate:	(50)	—	(50)	—
Other loans:
Commercial	(1)	(23)	(5)	(101)
Consumer and other	(16)	(22)	(49)	(51)

Total other loans	(17)	(45)	(54)	(152)

Total charge-offs	(67)	(45)	(104)	(152)

Recoveries:
Mortgage loans on real estate	—	—	—	—
Other loans:
Commercial	105	14	202	24
Consumer and other	16	31	35	45

Total other loans	121	45	237	69

Total recoveries	121	45	237	69

Net recoveries (charge-offs)	54	—	133	(83)

Provision for loan losses	176	131	340	377

Balance at end of period	$4,693	$4,140	$4,693	$4,140

Ratios:
Net recoveries (charge-offs) to average loans outstanding — annualized	0.04%	0.00%	0.05%	(0.03%)

Allowance for loan losses to non-performing loans at end of period	436.15%	342.43%	436.15%	342.43%

Allowance for loan losses to total loans at end of period	0.81%	0.79%	0.81%	0.79%

Deposits: The following table sets forth the Bank’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At June 30, 2006		At December 31, 2005
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)		(Dollars in Thousands)
Deposit type:
Demand & Misc. Other Deposits	$51,397	10.32%	$53,157	11.20%
Regular savings	57,434	11.53	63,335	13.35
Life Path Savings	72,137	14.49	73,151	15.42
Money market deposits	57,603	11.58	55,168	11.63
NOW deposits	39,048	7.84	41,439	8.72

Total transaction accounts	277,619	55.76	286,250	60.32

Certificates of deposit	220,294	44.24	188,262	39.68

Total deposits	$497,913	100.00%	$474,512	100.00%

Deposits increased $23.4 million, or 4.9%, to $497.9 million at June 30, 2006 from $474.5 million at December 31, 2005. This increase was primarily in certificates of deposit (CD’s) which increased by $32.0 million, or 17.0%, to $220.3 million. Certificates of deposit includes brokered deposits. This overall CD growth was attributable to the Bank’s competitive rates and focused marketing efforts and special rates on certain CDs. Increases in CD’s were partially offset by a decrease in demand and miscellaneous other deposit accounts of $1.8 million, or 3.3% to $51.4 million. Regular savings deposits also decreased by $5.9 million, or 9.3%, while LifePath Savings, money market and NOW deposit account balances in total remained relatively flat in the six month period ended June 30, 2006.
Borrowings include borrowings from the Federal Home Loan Bank of Boston (FHLBB) as well as securities sold under agreements to repurchase, and have increased $5.6 million, or 3.7%, to $156.5 million at June 30, 2006 from $150.9 million at December 31, 2005. Overnight advances from the FHLBB accounted for this increase, but as mentioned earlier, $6.5 million of these advances were repaid on the first business day of July 2006. The growth in deposits has allowed FHLBB advances to remain basically flat during the first six months of 2006.
Stockholders’ Equity increased by $987,000, or 0.7% to $147.2 million at June 30, 2006 due to a net income contribution of $2.1 million for the six months ended June 30, 2006, offset by an increase in the unrealized loss on available for sale securities of $939,000 caused by rising interest rates. Stockholders’ Equity was also reduced by the payment of two separate dividends of $286,000 each. Our ratio of capital to total assets was 18.2% as of June 30, 2006, compared to 18.8% as of December 31, 2005.
Comparison of Operating Results for the Three Months Ended June 30, 2006 and June 30, 2005
Net Income for the three months ended June 30, 2006 was $1.0 million, an increase of $15,000, or 1.5% from $998,000 for the same period in 2005. This increase was primarily due to an increase in net interest income of $693,000, or 13.2% as compared to the three months ended June 30, 2005. Non-interest income also increased $125,000 for the second quarter of 2006 as compared to the same period in 2005. These increases were offset primarily by an increase in non-interest expenses of $788,000. All of these changes are discussed below.
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

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net (2)	$562,199	$8,861	6.30%	$518,092	$7,588	5.86%
Investment securities	174,709	1,856	4.25%	128,436	1,230	3.83%
Short-term investments	10,819	131	4.84%	7,591	52	2.74%

Total interest-earning assets	747,727	10,848	5.80%	654,119	8,870	5.42%
Non-interest-earning assets	43,507			36,787

Total assets	$791,234			$690,906

Interest-bearing liabilities:
Savings deposits	$58,933	64	0.43%	$70,769	76	0.43%
Life Path Savings	70,169	614	3.50%	70,086	384	2.19%
Money market	54,579	382	2.80%	60,782	230	1.51%
NOW accounts	39,102	23	0.24%	38,838	20	0.21%
Certificates of deposits	215,972	2,185	4.05%	178,259	1,258	2.82%

Total deposits	438,755	3,268	2.98%	418,734	1,968	1.88%
Borrowed Funds	149,388	1,640	4.39%	158,210	1,655	4.18%

Total interest-bearing liabilities	588,143	4,908	3.34%	576,944	3,623	2.51%
Non-interest-bearing liabilities	55,333			53,730

Total liabilities	643,476			630,674
Equity	147,758			60,232

Total liabilities and equity	$791,234			$690,906

Net interest income		$5,940			$5,247

Net interest rate spread (3)			2.46%			2.91%
Net interest-earning assets (4)	$159,584			$77,175

Net interest margin (5)			3.18%			3.21%
Average interest-earning assets to interest-bearing liabilities			127.13%			113.38%

(1)	Yields and rates for the three months ended June 30, 2006 and 2005 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended June 30, 2006 and 2005.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Three Months Ended June 30,
	2006 vs. 2005
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net	$676	$597	$1,273
Investment securities	480	146	626
Short-term investments	28	51	79

Total interest-earning assets	1,184	794	1,978

Interest-bearing liabilities:
Savings deposits	(12)	—	(12)
Life Path	—	230	230
Money market	(20)	172	152
NOW accounts	—	3	3
Certificates of deposits	303	624	927

Total deposits	271	1,029	1,300
Borrowed Funds	(153)	138	(15)

Total interest-bearing liabilities	118	1,167	1,285

Change in net interest income	$1,066	$(373)	$693

Net interest income for the three months ended June 30, 2006 was $5.9 million, an increase of $693,000, or 13.2% over the same period of 2005, primarily due to an increase in the average balance of interest-earning assets for the three months ended June 30, 2006 over the same period of 2005, as outlined below.
Interest income for the three months ended June 30, 2006 increased $2.0 million, or 22.3%, to $10.8 million over the same period of 2005. This increase was primarily due to an increase in average interest earning assets of $93.6 million, or 14.3% for the three months ended June 30, 2006. Average outstanding net loans increased $44.1 million, or 8.5% primarily as a result of the growth in mortgage and commercial loan portfolios as previously discussed. The average balance of investment securities increased $46.3 million, or 36.0%, over the three month period ended June 30, 2005 primarily due to the investing of a portion of the monies received in the stock offering into short-term obligations. The overall increase in average earning assets provided additional interest income of $1.2 million. The average yield on interest earning assets increased 38 basis points to 5.80% for the three months ended June 30, 2006, compared to 5.42% for the same period in 2005, accounting for additional interest income of $794,000.
Interest expense increased $1.3 million, or 35.5%, to $4.9 million for the three months ended June 30, 2006 as compared to $3.6 million during the same period in 2005. Average interest bearing liabilities in the second quarter of 2006 increased $11.2 million, or 1.9%, accounting for $118,000 of additional interest expense. The average cost of funds, however, increased to 3.34% for the three month period ended June 30, 2006, an increase of 83 basis points, or 33.1% from a cost of funds of 2.51% for the same period in 2005, resulting in an increase in interest expense of $1.2 million.
Provision for loan loss expense increased $46,000, or 35.4% to $176,000 for the three months ended June 30, 2006, compared to $130,000 for the three months ended June 30, 2005. This increase was a reflection of both the difference in the amount of and the mix of loan growth, and an analysis of the composition of the loan portfolios for the respective periods, offset somewhat by a large loan recovery of approximately $105,000 received in the second quarter of 2006. At June 30,

2006, our total allowance for loan losses was $4.7 million, or 0.81% of total loans, compared to $4.2 million, or 0.77% of total loans at December 31, 2005.
Non-interest income totaled $1.1 million for the three months ended June 30, 2006, an increase of $125,000 from the same period a year ago. Driving this increase was an increase in Portfolio management fees of $35,000, or 15.5%, as well as an increase on the gain on the sale of securities of $92,000, or 262.9% in the three month period ended June 30, 2006 over the same period in 2005. These increases were somewhat offset by decreases in customer service fees and the gain on the sale of loans.
Non-interest expense increased $788,000, or 17.5%, to $5.3 million for the three months ended June 30, 2006. Salaries and benefit expenses increased by $385,000, or 15.0%. The cost of the ESOP in excess of the former defined benefit pension plan, and the executive SERP accounted for $127,000 of this increase. Regular salaries contributed $147,000 of this increase due to merit increases as well as investments in staffing. Occupancy and equipment expenses increased by $57,000, or 10.4%, due primarily to major branch improvements in the end of 2005 as well as higher heating and electric expenses in 2006. Professional fees increased by $265,000, or 200.8%, due primarily to new expenses attributable to being a public company including audit, legal and consulting fees, as well as fees related to complying with the provisions of the Sarbanes-Oxley Act of 2002.
Income tax expense decreased $31,000 to $591,000 for the three months ended June 30, 2006, due to decreases in both taxable income and the effective tax rate as compared to the same period in 2005. The Company’s combined federal and state effective tax rate was 36.9%, down slightly from the 38.4% for the same period in 2005 due to a somewhat higher amounts of income from municipal securities and bank-owned life insurance.
Comparison of Operating Results for the Six Months Ended June 30, 2006 and June 30, 2005
Net Income for the six months ended June 30, 2006 was $2.1 million, an increase of $157,000, or 8.1% from $1.9 million for the same period in 2005. This increase was primarily due to an increase in net interest income of $1.6 million as well as an increase in non-interest income of $160,000 for the six months ended June 30, 2006 as compared to the same period in 2005. This increase in net interest income after provision for loan losses was offset primarily by an increase in non-interest expenses and income taxes of $1.7 million. Each of these changes is discussed below.
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

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net (2)	$556,693	$17,375	6.24%	$515,049	$14,867	5.77%
Investment securities	175,467	3,674	4.19%	128,497	2,419	3.77%
Short-term investments	9,086	211	4.64%	7,583	94	2.48%

Total interest-earning assets	741,246	21,260	5.74%	651,129	17,380	5.34%
Non-interest-earning assets	42,689			36,907

Total assets	$783,935			$688,036

Interest-bearing liabilities:
Savings deposits	$59,773	130	0.43%	$70,664	151	0.43%
Life Path Savings	71,340	1,176	3.30%	68,548	735	2.14%
Money market	53,237	688	2.58%	59,190	389	1.31%
NOW accounts	38,636	44	0.23%	38,193	39	0.20%
Certificates of deposits	206,648	3,931	3.80%	172,867	2,343	2.71%

Total deposits	429,634	5,969	2.78%	409,462	3,657	1.79%
Borrowed Funds	151,287	3,251	4.30%	165,122	3,326	4.03%

Total interest-bearing liabilities	580,921	9,220	3.17%	574,584	6,983	2.43%
Non-interest-bearing liabilities	55,489			53,098

Total liabilities	636,410			627,682
Equity	147,525			60,354

Total liabilities and equity	$783,935			$688,036

Net interest income		$12,040			$10,397

Net interest rate spread (3)			2.57%			2.91%
Net interest-earning assets (4)	$160,325			$76,545

Net interest margin (5)			3.25%			3.19%

Average interest-earning assets to interest-bearing liabilities			127.60%			113.32%

(1)	Yields and rates for the six months ended June 30, 2006 and 2005 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the six months ended June 30, 2006 and 2005.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Six Months Ended June 30,
	2006 vs. 2005
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net	$1,249	$1,259	$2,508
Investment securities	962	293	1,255
Short-term investments	22	95	117

Total interest-earning assets	2,233	1,647	3,880

Interest-bearing liabilities:
Savings deposits	(21)	—	(21)
Life Path	31	410	441
Money market	(35)	334	299
NOW accounts	—	5	5
Certificates of deposits	520	1,068	1,588

Total deposits	495	1,817	2,312
Borrowed Funds	(107)	32	(75)

Total interest-bearing liabilities	388	1,849	2,237

Change in net interest income	$1,845	$(202)	$1,643

Net interest income for the six months ended June 30, 2006 was $12.0 million, an increase of $1.6 million, or 15.8% over the same period of 2005, primarily due to an increase in the average balance of interest-earning assets for the six months ended June 30, 2006 over the same period of 2005, as outlined below.
Interest income for the six months ended June 30, 2006 increased $3.9 million, or 22.3%, to $21.3 million over the same period of 2005. This increase was primarily due to an increase in average interest earning assets of $90.1 million for the six months ended June 30, 2006. Average outstanding net loans increased $41.6 million, or 8.1% primarily as a result of the growth in mortgage and commercial loan portfolios as previously discussed. The average balance of investment securities increased $47.0 million, or 36.6%, over the six month period ended June 30, 2005 primarily due to the investing of a portion of the monies received in the stock offering into short-term obligations. The overall increase in average earning assets provided additional interest income of $2.2 million. The average yield on interest earning assets increased 40 basis points, or 7.5% to 5.74% for the six months ended June 30, 2006, compared to 5.34% for the same period in 2005, accounting for additional interest income of $1.6 million.
Interest expense increased $2.2 million, or 32.0%, to $9.2 million for the six months ended June 30, 2006 as compared to $7.0 million during the same period in 2005. Average interest bearing liabilities increased $6.3 million, or 1.1%, accounting for $388,000 of additional interest expense. The average cost of funds, however, increased to 3.17% for the six month period ended June 30, 2006, an increase of 74 basis points, or 30.5% from a cost of funds of 2.43% for the same period in 2005, resulting in an increase in interest expense of $1.8 million.
Provision for loan loss expense decreased to $37,000, or 9.8% to $340,000 for the six months ended June 30, 2006, compared to $377,000 for the six months ended June 30, 2005. This decrease was a reflection of both the difference in the amount of and the mix of loan growth for the respective periods, as well as a large loan recovery of approximately $105,000 received in the second quarter of 2006. At June 30, 2006, our total allowance for loan losses was $4.7 million, or 0.81% of total loans, compared to $4.2 million or 0.77% of total loans, at December 31, 2005.
Non-interest income totaled $2.2 million for the six months ended June 30, 2006, an increase of $160,000 from the same period a year ago. Net gains on the sale of securities increased $89,000, or 115.6%, while portfolio management fees increased $60,000, or 13.7% in the six month period ended June 30, 2006 over the same period in 2005. These increases were somewhat offset by decreases in customer service fees and insurance related fees.
Non-interest expense increased $1.6 million, or 18.5%, to $10.5 million for the six months ended June 30, 2006. Salaries and benefit expenses increased by $712,000, or 14.0%. The cost of the ESOP in excess of the former defined benefit pension plan, and the executive SERP accounted for $219,000 of this increase. Regular salaries contributed $273,000 of this increase due to merit increases as well as investments in staffing. Occupancy and equipment expenses increased by $170,000, or 15.4%, due primarily to major branch improvements in the end of 2005 as well as higher heating and electric expenses in 2006. Professional fees increased by $505,000, or 193.5%, due primarily to new expenses attributable to being a public company including audit, legal and consulting fees, as well as fees related to complying with the provisions of the Sarbanes-Oxley Act of 2002.
Income tax expense increased $36,000 to $1.2 million for the six months ended June 30, 2006, due to an increase in taxable income of $193,000 as compared to the same period in 2005, offset somewhat by a decrease in the Company’s effective tax rate. The Company’s combined federal and state effective tax rate was 37.2%, down slightly from the 38.3% for the same period in 2005 due to a somewhat higher amount of income from municipal securities and bank-owned life insurance.
Minimum Regulatory Capital Requirements: As of June 30, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s capital amounts and ratios as of June 30, 2006 (unaudited) and December 31, 2005 are presented in the table.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2006

Total capital to risk weighted assets	$103,388	19.5%	$42,417	8.0%	$53,022	10.0%
Tier 1 capital to risk weighted assets:	98,017	18.5	21,209	4.0	31,813	6.0
Tier 1 capital to average assets:	98,017	13.0	22,550	3.0	37,583	5.0

December 31, 2005:

Total capital to risk weighted assets:	$100,794	20.0%	$40,375	8.0%	$50,468	10.0%
Tier 1 capital to risk weighted assets:	95,859	19.0	20,187	4.0	30,281	6.0
Tier 1 capital to average assets:	95,859	12.6	22,762	3.0	37,936	5.0
Contractual Obligations. Additional information relating to payments due under contractual obligations is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2005. The following tables present information indicating various contractual obligations and commitments of the Company as of June 30, 2006 and the respective maturity dates:

	June 30, 2006
			More than	More than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(Dollars in Thousands)
Federal Home Loan Bank of Boston advances	$151,979	$43,174	$69,800	$24,755	$14,250
Securities sold under agreements to repurchase	4,500	4,500	—	—	—

Total contractual obligations	$156,479	$47,674	$69,800	$24,755	$14,250

Off-Balance Sheet Arrangements: Other than loan commitments and other contingencies shown below, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Bank’s loan commitments and other contingencies outstanding as of June 30, 2006:

	June 30, 2006
			More than	More than
			One Year	Three Years
		One Year or	through	Through Five	Over Five
	Total	Less	Three Years	Years	years
	(Dollars in Thousands)
Commitments to grant loans (1)	$16,651	$16,651	$—	$—	$—
Commercial loan lines-of-credit	10,805	10,805	—	—	—
Unused portion of home equity lines (2)	68,497	573	1,535	4,771	61,618
Unused portion of construction loans (3)	4,938	4,938	—	—	—
Unused portion of overdraft lines-of-credit(4)	4,253	—	—	—	4,253
Unused portion of personal lines-of-credit(5)	410	—	—	—	410
Standby letters of credit(6)	606	606	—	—	—
Other commitments and contingencies	8,726	8,726	—	—	—

Total loan commitments	$114,886	$42,299	$1,535	$4,771	$66,281

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity lines are available to the borrower for up to 10 years.

(3)	Unused portions of construction loans are available to the borrower for up to one year for development loans and up to one year for other construction loans.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.
Item 3: Quantitative and Qualitative Disclosures About Market Risks
There have been no material changes in the Company’s market risk during the six months ended June 30, 2006. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual

Report on Form 10-K for the year ended December 31, 2005 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Bank to measure its interest rate risk.
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
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors during the six months ended June 30, 2006. See the discussion and analysis of risk factors provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the stockholders of the Company was held on May 11, 2006:
1.	The following individuals were elected as directors, each for a three-year term by the following vote:

	FOR	WITHHELD
Michael A. Christopher	7,882,250	218,527
Dorothy B. Winsor	7,882,275	218,502
2.	The appointment of Wolf & Company, P.C. as the independent registered public accounting firm of Legacy Bancorp, Inc. for the fiscal year ending December 31, 2006 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
7,909,882	17,844	173,051

Item 5 Other Information
None.
Item 6: Exhibits
See Index to Exhibits immediately following the signature page.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY BANCORP, INC.

Date: August 11, 2006	/s/ J. Williar Dunlaevy

J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date: August 11, 2006	/s/ Stephen M. Conley

Stephen M. Conley
Senior Vice President, Chief Financial Officer and
Treasurer (Principal Accounting Officer)

INDEX TO EXHIBITS

2.1	Amended and Restated Plan of Conversion*

3.1	Certificate of Incorporation of Legacy Bancorp, Inc.*

3.2	Bylaws of Legacy Bancorp, Inc. (as amended)*

10.1	Legacy Banks ESOP Trust Agreement**

10.2	ESOP Plan Document**

10.3	ESOP Loan Documents**

10.4.1	Employment Agreement between Legacy Banks and J. Williar Dunlaevy**

10.4.2	Employment Agreement between Legacy Banks and Michael A. Christopher**

10.4.3	Employment Agreement between Legacy Banks and Steven F. Pierce**

10.4.4	Employment Agreement between Legacy Banks and Stephen M. Conley**

10.4.5	Employment Agreement between Legacy Banks and Richard M. Sullivan**

10.5.1	Employment Agreement between Legacy Bancorp, Inc. and J. Williar Dunlaevy**

10.5.2	Employment Agreement between Legacy Bancorp, Inc. and Michael A. Christopher**

10.5.3	Employment Agreement between Legacy Bancorp, Inc. and Steven F. Pierce**

10.5.4	Employment Agreement between Legacy Bancorp, Inc. and Stephen M. Conley**

10.5.5	Employment Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan**

10.8	Legacy Banks Employee Severance Compensation Plan**

10.9.1	Legacy Banks Supplemental Executive Retirement Plan with J. Williar Dunlaevy**

10.9.2	Legacy Banks Supplemental Executive Retirement Plan with Michael A. Christopher**

10.10	Director Fee Continuation Plan**

11.0	Statement re: Computation of per share earnings is incorporated herein by reference to Notes to Consolidated Financial Statements within Part I, Item 1, “Financial Statements”

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Stephen M. Conley

32	Certification pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 filed October 27, 2005.

**	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended.