Form 10-Q
period 2006-09-30
Legacy Bancorp, Inc.
filed 2006-11-09
CIK 1332199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock outstanding as of November 9, 2006 was 10,308,600.

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

LEGACY BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and due from banks	$10,941	$11,440
Short-term investments	8,263	7,792

Cash and cash equivalents	19,204	19,232

Securities and other investments	178,459	179,921
Loans held for sale	448	126
Loans, net of allowance for loan losses of $4,691 in 2006 and $4,220 in 2005	575,063	547,500
Premises and equipment, net	14,372	14,236
Accrued interest receivable	3,708	3,235
Goodwill, net	3,085	3,085
Net deferred tax asset	5,252	5,258
Bank-owned life insurance	4,343	4,153
Other assets	1,483	1,584

Total Assets	$805,417	$778,330

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$507,146	$474,464
Securities sold under agreements to repurchase	3,532	4,999
Federal Home Loan Bank advances	137,877	145,923
Mortgagors’ escrow accounts	1,269	931
Accrued expenses and other liabilities	5,999	5,847

Total liabilities	655,823	632,164

Commitments and contingencies

Stockholders’ Equity
Preferred Stock ($.01 par value, 10,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized, 10,308,600 issued and outstanding at June 30, 2006 and December 31, 2005)	103	103
Additional paid-in-capital	100,269	100,202
Unearned Compensation — ESOP	(9,702)	(10,252)
Retained earnings	59,740	57,202
Accumulated other comprehensive loss	(816)	(1,089)

Total stockholders equity	149,594	146,166

Total Liabilities and Stockholders’ Equity	$805,417	$778,330

See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans	$9,235	$7,925	$26,609	$22,791
Securities:
Taxable	1,865	1,222	5,424	3,569
Tax-Exempt	62	51	177	124
Short-term investments	85	96	296	190

Total interest and dividend income	11,247	9,294	32,506	26,674

Interest expense:
Deposits	3,737	2,226	9,706	5,883
Federal Home Loan Bank advances	1,629	1,681	4,812	4,969
Other borrowed funds	31	25	99	63

Total interest expense	5,397	3,932	14,617	10,915

Net interest income	5,850	5,362	17,889	15,759
Provision (credit) for loan losses	(95)	99	245	476

Net interest income after provision (credit) for loan losses	5,945	5,263	17,644	15,283

Non-interest income:
Customer service fees	686	701	1,994	2,039
Portfolio management fees	240	228	739	667
Income from bank owned life insurance	89	96	142	139
Insurance, annuities and mutual fund fees	58	48	122	120
Gain (loss) on sales of securities, net	(14)	61	152	138
Loss on impairment of securities	—	—	—	(25)
Gain on sales of loans, net	58	117	124	186
Miscellaneous	11	3	32	7

Total non-interest income	1,128	1,254	3,305	3,271

Non-interest expenses:
Salaries and employee benefits	2,885	2,570	8,670	7,644
Occupancy and equipment	613	540	1,886	1,640
Data processing	501	475	1,471	1,398
Professional fees	335	133	1,101	394
Advertising	165	166	553	515
Other general and administrative	512	521	1,873	1,710

Total non-interest expenses	5,011	4,405	15,554	13,301

Income before income taxes	2,062	2,112	5,395	5,253

Provision for income taxes	759	832	1,998	2,035

Net income	$1,303	$1,280	$3,397	$3,218

Earnings per share
Basic	$0.14	n/a	$0.36	n/a
Diluted	$0.14	n/a	$0.36	n/a

Weighted average shares outstanding
Basic	9,566,530	n/a	9,552,888	n/a
Diluted	9,566,530	n/a	9,552,888	n/a
See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands)
(Unaudited)

						Accumulated
			Additional	Unearned		Other	Total
	Common Stock		Paid-in	Compensation	Retained	Comprehensive	Stockholders
	Shares	Amount	Capital	ESOP	Earnings	Income (Loss)	Equity
Balance at December 31, 2004	—	$—	$—	$—	$59,437	$10	$59,447

Comprehensive income (loss):
Net income	—	—	—	—	3,218	—	3,218
Change in net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	(852)	(852)

Total comprehensive income (loss)							2,366

Balance at September 30, 2005	—	$—	$—	$—	$62,655	$(842)	$61,813

Balance at December 31, 2005	10,308,600	$103	$100,202	$(10,252)	$57,202	$(1,089)	$146,166

Comprehensive income (loss):
Net income	—	—	—	—	3,397	—	3,397
Change in net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	273	273

Total comprehensive income (loss)							3,670

Cash dividends declared ($0.09 per share)	—	—	—	—	(859)	—	(859)
Change in unearned compensation	—	—	67	550	—	—	617

Balance at September 30, 2006	10,308,600	$103	$100,269	$(9,702)	$59,740	$(816)	$149,594

See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$3,397	$3,218
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	245	476
Net amortization (accretion) of securities	(854)	204
Depreciation and amortization expense	757	706
Gain on sales of securities, net	(152)	(138)
Loss on impairment of securities available for sale	—	25
Gain on sales of loans, net	(124)	(186)
Loans originated for sale	(7,480)	(8,504)
Proceeds from sale of loans	7,282	8,512
Deferred tax (provision) benefit	(164)	601
Employee Stock Ownership Plan expense	617	—
Net change in:
Bank-owned life insurance	(190)	(173)
Accrued interest receivable	(473)	(193)
Other assets	101	(1,330)
Accrued expenses and other liabilities	152	(433)

Net cash provided by operating activities	3,114	2,785

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	1,593	4,331
Maturities, prepayments and calls	72,180	18,017
Purchases	(69,841)	(32,887)
Purchases of Federal Home Loan Bank stock	—	(226)
Purchase of other investments	(1,063)	—
Maturities, prepayments and call of other investments	42	—
Loan originations and purchases, net of principal payments	(27,808)	(28,789)
Purchases of bank-owned life insurance	—	198
Additions to premises and equipment	(893)	(1,255)

Net cash used in investing activities	(25,790)	(40,611)

(continued)
See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Nine Months ended September 30,
	2006	2005
	(Unaudited)
Cash flows from financing activities:
Net increase in deposits	32,682	44,528
Net decrease in securities sold under agreement to repurchase	(1,467)	902
Repayment of Federal Home Loan Bank advances	(139,285)	(103,927)
Proceeds from Federal Home Loan Bank advances	131,239	112,787
Net decrease in mortgagors’ escrow accounts	338	218
Payment of dividends on common stock	(859)	—

Net cash provided by financing activities	22,648	54,508

Net change in cash and cash equivalents	(28)	16,682

Cash and cash equivalents at beginning of period	19,232	16,798

Cash and cash equivalents at end of period	$19,204	$33,480

Supplemental cash flow information:
Interest paid on deposits	$10,201	$5,948
Interest paid on Federal Home Loan Bank advances	5,832	4,917
Interest paid on other borrowed funds	99	61
Income taxes paid	2,025	1,900
Transfers from loans to loans held for sale	—	6,629
See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Legacy Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, LB Funding Corporation and Legacy Banks (the “Bank”). The accounts of Legacy Banks include all of its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information included herein as of September 30, 2006 and for the interim periods ended September 30, 2006 and 2005 is unaudited; however, in the opinion of management the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for interim periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2005.
2. New Accounting Standards
In September 2006, the SEC issued SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This standard addresses quantifying the financial statement effect of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This standard is effective for fiscal years ending after November 15, 2006. The Company does not expect this standard to have a material effect on its financial position, results of operations or cash flows.
In March 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (FAS) No. 156, “Accounting for Servicing of Financial Assets,” which amends FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for servicing of financial assets. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This Statement also requires additional disclosures for all separately recognized servicing rights and is effective for new transactions occurring and for subsequent measurement at the beginning of the entity’s first fiscal year that begins after September 15, 2006. This Statement is not expected to have material impact on the Company’s consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position in the tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The effective date of this Interpretation is for fiscal years beginning after December 15, 2006. The Company does not expect this Interpretation to have a material impact on the Company’s financial statements.
In September 2006, the FASB issued Financial Accounting Standards No. 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This Statement was developed to provide guidance for consistency and comparability in fair value measurements and disclosures and applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

3. Earnings Per Share
Basic earnings per share is determined by dividing net income by the average number of net outstanding common shares for the period. The net outstanding common shares equals the gross number of common shares issued less unallocated shares of the Legacy Banks Employee Stock Ownership Plan (ESOP). Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all potential common shares have been issued by the Company. Potential common shares to be issued would include any shares in a stock-based compensation plan. Since the Company does not, as of September 30, 2006, have a stock-based compensation plan, basic and diluted earnings per share are the same. Because shares had not been issued and outstanding during the entire period, earnings per share have not been reported for the three and nine months ended September 30, 2005.
Earnings per common share for the three and nine months ended September 30, 2006 have been computed based upon the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income applicable to common stock (in thousands)	$1,303	n/a	$3,397	n/a

Average number of shares outstanding	10,308,600	n/a	10,308,600	n/a
Less: average number of unallocated ESOP shares	(742,070)	n/a	(755,712)	n/a

Average number of basic shares outstanding	9,566,530	n/a	9,552,888	n/a
Plus: potential shares that may be issued by the Company	—	n/a	—	n/a

Average number of diluted shares outstanding	9,566,530	n/a	9,552,888	n/a

Basic earnings per share	$0.14	n/a	$0.36	n/a
Diluted earnings per share	$0.14	n/a	$0.36	n/a
4. Dividends
On September 7, 2006, the Company declared a cash dividend of $0.03 per common share which was paid on October 2, 2006 to shareholders of record as of the close of business on September 20, 2006.
5. Loan Commitments and other Contingencies
Outstanding loan commitments and other contingencies totaled $135.0 million at September 30, 2006, compared to $102.9 million as of December 31, 2005. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity and other lines of credit.
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
Comparison of Financial Condition At September 30, 2006 and December 31, 2005
Overview: Total assets increased by $27.1 million, or 3.5%, from $778.3 million at December 31, 2005 to $805.4 million at September 30, 2006. This increase was due to growth in the net loan portfolio, excluding loans held for sale, of $27.6 million, or 5.0% to $575.1 million at September 30, 2006. Offsetting these increases was a decrease in investment securities of $1.5 million, or 0.8% to $178.5 million at September 30, 2006. These changes are discussed further below.
Investment Activities: Cash and short term investments was $19.2 million at September 30, 2006, virtually unchanged form the same amount at December 31, 2005, although these balances did fluctuate throughout the nine months. A decrease in Cash and Due From Banks of $499,000, or 4.4% was offset by an increase in short-term investments of $471,000, or 6.0%. Securities and other investments decreased $1.5 million, or 0.8%, to $178.5 million at September 30, 2006. Decreases in mortgage-backed securities and corporate obligations were offset by small increases in obligations issued by government-sponsored enterprises, common stock and other investments. The decrease in overall investments was used to partially fund year to date loan growth. At September 30, 2006, the Company’s available-for-sale portfolio amounted to $165.0 million, or 20.5% of total assets. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At September 30, 2006		At December 31, 2005
	Amortized		Amortized	Fair
	Cost	Fair Value	Cost	Value
		(Dollars in Thousands)
Securities available for sale:

Government-sponsored enterprises	$97,163	$96,150	$95,613	$94,369
Municipal bonds	6,767	6,789	6,061	6,002
Corporate bonds and other obligations	3,977	3,983	6,149	6,161
Mortgage-backed securities	52,815	51,447	56,896	55,505

Total debt securities	160,722	158,369	164,719	162,037

Marketable equity securities:
Common stock	5,471	6,586	4,399	5,399

Total securities available for sale	166,193	164,955	169,118	167,436

Securities held to maturity:
Other bonds	97	97	97	97

Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	9,056	9,056	9,056	9,056
Savings Bank Life Insurance and DIF stock	1,709	1,709	1,709	1,709
Other investments	2,642	2,642	1,623	1,623

Total restricted equity securities and other investments	13,407	13,407	12,388	12,388

Total securities	$179,697	$178,459	$181,603	$179,921

Lending Activities: Total net loans, excluding loans held for sale, at September 30, 2006 were $575.1 million, an increase of $27.6 million, or 5.0%, from $547.5 million at December 31, 2005. The following table sets forth the composition of the Bank’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At September 30, 2006		At December 31, 2005
	Amount	Percent	Amount	Percent
		(Dollars in Thousands)
Mortgage loans on real estate:
Residential	$322,380	55.68%	$308,008	55.86%
Commercial	168,519	29.11	160,675	29.14
Home equity	60,135	10.39	58,640	10.64

	551,034	95.18	527,323	95.64

Other loans:
Commercial	22,425	3.87	20,579	3.73
Consumer and other	5,520	0.95	3,457	0.63

	27,945	4.82	24,036	4.36

Total loans	578,979	100.00%	551,359	100.00%

Other Items:
Net deferred loan costs	775		361
Allowance for loan losses	(4,691)		(4,220)

Total Loans, net	$575,063		$547,500

Residential mortgages increased $14.4 million, or 4.7% in the nine months ended September 30, 2006 as a result of the Bank’s continued strategy of offering a variety of mortgage products at competitive rates. Commercial real estate and commercial other loans increased $9.7 million, or 5.3% from $181.3 million at December 31, 2005 to $190.9 million at September 30, 2006. Although this portfolio has grown year to date, the September 30, 2006 balance does represent a $4.0 million decrease as compared to June 30, 2006 due to significant loan prepayments during the third quarter. The Company completed the opening of a loan production office in the Albany-Troy-Schenectady, New York market which should enhance future growth in this portfolio.
Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. No interest income from these loans was recorded in net income for the three and nine months ended September 30, 2006 while they were on non-accrual status. If the non-accrual loans had been current, the gross interest income that would have been recorded is equal to approximately $12,000 and $36,000 for the three and nine month periods ended September 30, 2006, respectively. At September 30, 2006 the Bank had five troubled debt restructurings (loans for which a portion of interest or principal has been forgiven or the loans have been modified at an interest rate less than current market rates), all to one borrower, totaling approximately $948,000. The interest income recorded from these loans amounted to approximately $15,000 and $45,000 for the three and nine month periods ended September 30, 2006, respectively. There were no troubled debt restructurings at December 31, 2005.

	At September 30,	At December 31,
	2006	2005
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$537	$479
Commercial mortgage	—	96
Commercial	88	250
Home equity, consumer and other	1	78

Total non-accrual loans	626	903

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—
Commercial mortgage	—	—
Commercial	—	—
Home equity, consumer and other	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing assets	$626	$903

Ratios:
Non-performing loans to total loans	0.11%	0.16%
Non-performing assets to total assets	0.08%	0.12%
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
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank generally does not separately identify individual consumer and residential loans for impairment disclosures. At September 30, 2006, impaired loans totaled $2.1 million, and there is no specific valuation allowance against any of these loans.

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
The following table sets forth activity in the Bank’s allowance for loan losses for the periods indicated:

	At or for the Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Dollars in Thousands)
Balance at beginning of period	$4,693	$4,140	$4,220	$3,846

Charge-offs:
Mortgage loans on real estate:	—	—	(50)	—
Other loans:
Commercial	(2)	(54)	(7)	(155)
Consumer and other	(23)	(23)	(72)	(74)

Total other loans	(25)	(77)	(79)	(229)

Total charge-offs	(25)	(77)	(129)	(229)

Recoveries:
Mortgage loans on real estate	3	—	3	—
Other loans:
Commercial	104	16	306	40
Consumer and other	11	18	46	63

Total other loans	115	34	352	103

Total recoveries	118	34	355	103

Net recoveries (charge-offs)	93	(43)	226	(126)

Provision (credit) for loan losses	(95)	99	245	476

Balance at end of period	$4,691	$4,196	$4,691	$4,196

Ratios:

Net recoveries (charge-offs) to average loans outstanding — annualized	0.06%	(0.03%)	0.05%	(0.03%)

Allowance for loan losses to non-performing loans at end of period	749.36%	356.20%	749.36%	356.20%

Allowance for loan losses to total loans at end of period	0.81%	0.78%	0.81%	0.78%
Deposits: The following table sets forth the Bank’s deposit accounts (excluding escrow deposits) for the periods indicated.

	At September 30, 2006		At December 31, 2005
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)		(Dollars in Thousands)
Deposit type:
Demand & Misc. Other Deposits	$51,127	10.08%	$53,109	11.19%
Regular savings	54,171	10.68	63,335	13.35
LifePath Savings	88,068	17.37	73,151	15.42
Money market deposits	57,927	11.42	55,168	11.63
NOW deposits	38,089	7.51	41,439	8.72

Total transaction accounts	289,382	57.06	286,202	60.31

Certificates of deposit	217,764	42.94	188,262	39.69

Total deposits	$507,146	100.00%	$474,464	100.00%

Deposits increased $32.7 million, or 6.9%, to $507.1 million at September 30, 2006 from $474.5 million at December 31, 2005. This increase was primarily in certificates of deposit (CD’s) which increased by $29.5 million, or 15.7%, to $217.8 million. Certificates of deposit include brokered certificates of $22.3 million and $20.1 million at September 30, 2006 and December 31, 2005, respectively. This overall CD growth was attributable to the Bank’s competitive rates and focused marketing efforts and special rates on certain CDs. LifePath Savings deposits increased $14.9 million, or 20.4% to $88.1 million. Increases in CD’s and LifePath savings were partially offset by a decrease in demand and miscellaneous other deposit accounts of $2.0 million, or 3.7% to $51.1 million. Regular savings deposits also decreased by $9.2 million, or 14.5%, while money market and NOW deposit account balances in total remained relatively flat in the nine month period ended September 30, 2006.
Borrowings include borrowings from the Federal Home Loan Bank of Boston (FHLBB) as well as securities sold under agreements to repurchase, and have decreased $9.5 million, or 6.3%, to $141.4 million at September 30, 2006. The growth in deposits has allowed the Bank to pay off FHLBB advances as they have matured during the year.
Stockholders’ Equity increased by $3.4 million, or 2.3% to $149.6 million at September 30, 2006 due primarily to a net income contribution of $3.4 million for the nine months ended September 30, 2006. Stockholders’ Equity was reduced by the payment of three separate dividends of $286,000 each during 2006. Our ratio of capital to total assets was 18.6% as of September 30, 2006, compared to 18.8% as of December 31, 2005.
Comparison of Operating Results for the Three Months Ended September 30, 2006 and September 30, 2005
Net Income for the three months ended September 30, 2006 was $1.3 million, an increase of $23,000, or 1.8% from $1.3 million for the same period in 2005. This increase was primarily due to an increase in net interest income of $488,000, or 9.1% as compared to the three months ended September 30, 2005 as well as a decrease in the amount of loan loss reserve of $194,000. These increases were offset by a decrease in non-interest income of $126,000 as well as an increase in non-interest expenses $606,000. All of these changes are discussed below.
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

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
			(Dollars in thousands)
Interest-earning assets:
Loans — Net (2)	$572,365	$9,235	6.45%	$527,776	$7,925	6.01%
Investment securities	174,439	1,927	4.42%	129,848	1,273	3.92%
Short-term investments	6,455	85	5.27%	11,735	96	3.27%

Total interest-earning assets	753,259	11,247	5.97%	669,359	9,294	5.55%
Non-interest-earning assets	41,496			39,286

Total assets	$794,755			$708,645

Interest-bearing liabilities:
Savings deposits	$56,515	62	0.44%	$70,179	75	0.43%
LifePath Savings	80,499	856	4.25%	73,628	453	2.46%
Money market	52,133	421	3.23%	62,232	286	1.84%
NOW accounts	37,220	36	0.39%	41,108	23	0.22%
Certificates of deposits	219,435	2,362	4.31%	182,347	1,389	3.05%

Total deposits	445,802	3,737	3.35%	429,494	2,226	2.07%
Borrowed Funds	145,218	1,660	4.57%	158,636	1,706	4.30%

Total interest-bearing liabilities	591,020	5,397	3.65%	588,130	3,932	2.67%
Non-interest-bearing liabilities	57,262			57,913

Total liabilities	648,282			646,043
Equity	146,473			62,602

Total liabilities and equity	$794,755			$708,645

Net interest income		$5,850			$5,362

Net interest rate spread (3)			2.32%			2.88%
Net interest-earning assets (4)	$162,239			$81,229

Net interest margin (5)			3.11%			3.20%
Average interest-earning assets to interest-bearing liabilities			127.45%			113.81%

(1)	Yelds and rates for the three months ended September 30, 2006 and 2005 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended September 30, 2006 and 2005.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Three Months Ended September 30,
	2006 vs. 2005
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
		(Dollars in thousands)
Interest-earning assets:
Loans — Net	$702	$608	$1,310
Investment securities	477	177	654
Short-term investments	30	(41)	(11)

Total interest-earning assets	1,209	744	1,953

Interest-bearing liabilities:
Savings deposits	(15)	2	(13)
Life Path	46	357	403
Money market	(37)	172	135
NOW accounts	(2)	15	13
Certificates of deposits	321	652	973

Total deposits	313	1,198	1,511
Borrowed Funds	(179)	133	(46)

Total interest-bearing liabilities	134	1,331	1,465

Change in net interest income	$1,075	$(587)	$488

Net interest income for the three months ended September 30, 2006 was $5.9 million, an increase of $488,000, or 9.1% over the same period of 2005, primarily due to an increase in the average balance of interest-earning assets for the three months ended September 30, 2006 over the same period of 2005, as outlined below.
Interest income for the three months ended September 30, 2006 increased $2.0 million, or 21.0%, to $11.2 million over the same period of 2005. This increase was primarily due to an increase in average interest earning assets of $83.9 million, or 12.5% for the three months ended September 30, 2006. Average outstanding net loans increased $44.6 million, or 8.4% primarily as a result of the growth in mortgage and commercial loan portfolios as previously discussed. The average balance of investment securities increased $44.6 million, or 34.3%, over the three month period ended September 30, 2005 primarily due to the investing of a portion of the monies received in the stock offering into short-term obligations. The overall increase in average earning assets provided additional interest income of $1.2 million. The average yield on interest earning assets increased 42 basis points to 5.97% for the three months ended September 30, 2006, compared to 5.55% for the same period in 2005, accounting for additional interest income of $744,000.
Interest expense increased $1.5 million, or 37.3%, to $5.4 million for the three months ended September 30, 2006 as compared to $3.9 million during the same period in 2005. Average interest bearing liabilities in the third quarter of 2006 increased $2.9 million, or 0.5%, accounting for $134,000 of additional interest expense. The average cost of funds, however, increased to 3.65% for the three month period ended September 30, 2006, an increase of 98 basis points, or 36.7% from a cost of funds of 2.67% for the same period in 2005, resulting in an increase in interest expense of $1.3 million.
Provision for loan loss expense decreased $194,000, or 196.0% to a net recovery of $95,000 for the three months ended September 30, 2006, compared to a provision expense of $99,000 for the three months ended September 30, 2005. This decrease was a reflection of both the difference in the amount of and the mix of loan growth, and an analysis of the composition of the loan portfolios for the respective periods, offset by loan recoveries received in the third quarter of 2006. At September 30, 2006, our total allowance for loan losses was $4.7 million, or 0.81% of total loans, compared to $4.2 million, or 0.77% of total loans at December 31, 2005.

Non-interest income totaled $1.1 million for the three months ended September 30, 2006, a decrease of $126,000, or 10% from the same period a year ago. Driving this was a decrease of $75,000 in the amount of net gains on the sale of securities as well as a $59,000 decrease on the gain on the sale loans in the three month period ended September 30, 2006 over the same period in 2005. All other categories remained relatively flat quarter to linked quarter.
Non-interest expense increased $606,000, or 13.8%, to $5.0 million for the three months ended September 30, 2006. Salaries and employee benefit expenses increased by $315,000, or 12.3%. The cost of the ESOP in excess of the former defined benefit pension plan, and the executive SERP accounted for $137,000 of this increase. Regular salaries contributed $143,000 of this increase due to merit increases as well as investments in staffing. Occupancy and equipment expenses increased by $73,000, or 13.5%, due primarily to major branch improvements in the end of 2005 as well as higher heating and electric expenses in 2006. Professional fees increased by $202,000, or 151.9%, due primarily to new expenses attributable to being a public company including audit, legal and consulting fees, as well as fees related to complying with the provisions of the Sarbanes-Oxley Act of 2002.
Income tax expense decreased $73,000 to $759,000 for the three months ended September 30, 2006, due to decreases in both taxable income and the effective tax rate as compared to the same period in 2005. The Company’s combined federal and state effective tax rate was 36.8%, down slightly from the 39.4% for the same period in 2005 due to a somewhat higher amounts of income from municipal securities.
Comparison of Operating Results for the Nine Months Ended September 30, 2006 and September 30, 2005
Net Income for the nine months ended September 30, 2006 was $3.4 million, an increase of $179,000, or 5.6% from $3.2 million for the same period in 2005. This increase was primarily due to an increase in net interest income of $2.1 million as well as a decrease in the provision for loan losses of $231,000 for the nine months ended September 30, 2006 as compared to the same period in 2005. This increase in net interest income after provision for loan losses was offset primarily by an increase in non-interest expenses of $2.3 million. Each of these changes is discussed below.
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

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
			(Dollars in thousands)
Interest-earning assets:
Loans — Net (2)	$561,975	$26,609	6.31%	$519,339	$22,791	5.85%
Investment securities	175,121	5,601	4.26%	128,952	3,693	3.82%
Short-term investments	8,199	296	4.81%	8,982	190	2.82%

Total interest-earning assets	745,295	32,506	5.82%	657,273	26,674	5.41%
Non-interest-earning assets	41,041			37,708

Total assets	$786,336			$694,981

Interest-bearing liabilities:
Savings deposits	$58,341	191	0.44%	$71,077	228	0.43%
LifePath Savings	74,426	2,032	3.64%	70,260	1,189	2.26%
Money market	52,865	1,109	2.80%	60,214	675	1.49%
NOW accounts	38,159	80	0.28%	39,175	62	0.21%
Certificates of deposits	210,957	6,294	3.98%	176,063	3,731	2.83%

Total deposits	434,748	9,706	2.98%	416,789	5,885	1.88%
Borrowed Funds	149,577	4,911	4.38%	162,360	5,030	4.13%

Total interest-bearing liabilities	584,325	14,617	3.34%	579,149	10,915	2.51%
Non-interest-bearing liabilities	56,086			54,721

Total liabilities	640,411			633,870
Equity	145,925			61,111

Total liabilities and equity	$786,336			$694,981

Net interest income		$17,889			$15,759

Net interest rate spread (3)			2.48%			2.90%
Net interest-earning assets (4)	$160,970			$78,124

Net interest margin (5)			3.20%			3.20%

Average interest-earning assets to interest-bearing liabilities			127.55%			113.49%

(1)	Yields and rates for the nine months ended September 30, 2006 and 2005 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the nine months ended September 30, 2006 and 2005.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Nine Months Ended September 30,
	2006 vs. 2005
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net	$1,950	$1,868	$3,818
Investment securities	1,443	465	1,908
Short-term investments	(15)	121	106

Total interest-earning assets	3,378	2,454	5,832

Interest-bearing liabilities:
Savings deposits	(43)	6	(37)
Life Path	74	769	843
Money market	(70)	504	434
NOW accounts	(1)	19	18
Certificates of deposits	841	1,722	2,563

Total deposits	801	3,020	3,821
Borrowed Funds	(200)	81	(119)

Total interest-bearing liabilities	601	3,101	3,702

Change in net interest income	$2,777	$(647)	$2,130

Net interest income for the nine months ended September 30, 2006 was $17.9 million, an increase of $2.1 million, or 13.5% over the same period of 2005, primarily due to an increase in the average balance of interest-earning assets for the nine months ended September 30, 2006 over the same period of 2005, as outlined below.
Interest income for the nine months ended September 30, 2006 increased $5.8 million, or 21.9%, to $32.5 million over the same period of 2005. This increase was primarily due to an increase in average interest earning assets of $88.0 million for the nine months ended September 30, 2006. Average outstanding net loans increased $42.6 million, or 8.2% primarily as a result of the growth in mortgage and commercial loan portfolios as previously discussed. The average balance of investment securities increased $46.2 million, or 35.8%, over the nine month period ended September 30, 2005 primarily due to the investing of a portion of the monies received in the stock offering into short-term obligations. The overall increase in average earning assets provided additional interest income of $3.4 million. The average yield on interest earning assets increased 41 basis points, or 7.6% to 5.82% for the nine months ended September 30, 2006, compared to 5.41% for the same period in 2005, accounting for additional interest income of $2.5 million.
Interest expense increased $3.7 million, or 33.9%, to $14.6 million for the nine months ended September 30, 2006 as compared to $10.9 million during the same period in 2005. Average interest bearing liabilities increased $5.2 million, or 0.9%, accounting for $601,000 of additional interest expense. The average cost of funds, however, increased to 3.34% for the nine month period ended September 30, 2006, an increase of 83 basis points, or 33.1% from a cost of funds of 2.51% for the same period in 2005, resulting in an increase in interest expense of $3.1 million.
Provision for loan loss expense decreased $231,000, or 48.5% to $245,000 for the nine months ended September 30, 2006, compared to $476,000 for the nine months ended September 30, 2005. This decrease was a reflection of both the difference in the amount of and the mix of loan growth for the respective periods, as well as loan recoveries received in the second and third quarters of 2006. At September 30, 2006, our total allowance for loan losses was $4.7 million, or 0.81% of total loans, compared to $4.2 million or 0.77% of total loans, at December 31, 2005.
Non-interest income totaled $3.3 million for the nine months ended September 30, 2006, an increase of $34,000, or 1.0% from the same period a year ago. Net gains on the sale or impairment of securities increased $39,000, or 34.5%, while portfolio management fees increased $72,000, or 10.8% in the nine month period ended September 30, 2006 over the same period in 2005. These increases were offset by decreases in customer service fees and gains on the sale of loans.
Non-interest expense increased $2.3 million, or 16.9%, to $15.6 million for the nine months ended September 30, 2006. Salaries and benefit expenses increased by $1.0 million, or 13.4%. The cost of the ESOP in excess of the former defined benefit pension plan, and the executive SERP accounted for $380,000 of this increase. Regular salaries contributed $416,000 of this increase due to merit increases as well as investments in staffing. Occupancy and equipment expenses increased by $246,000, or 15.0%, due primarily to major branch improvements in the end of 2005 as well as higher heating and electric expenses in 2006. Professional fees increased by $707,000, or 179.4%, due primarily to new expenses attributable to being a public company including audit, legal and consulting fees, as well as fees related to complying with the provisions of the Sarbanes-Oxley Act of 2002.
Income tax expense decreased $37,000 to $2.0 million for the nine months ended September 30, 2006. An increase in taxable income of $142,000 as compared to the same period in 2005 was offset by a decrease in the Company’s effective tax rate. The Company’s combined federal and state effective tax rate was 37.0%, down slightly from the 38.7% for the same period in 2005 due to a somewhat higher amount of income from municipal securities and bank-owned life insurance.
Minimum Regulatory Capital Requirements: As of September 30, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s capital amounts and ratios as of September 30, 2006 (unaudited) and December 31, 2005 are presented in the table.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2006

Total capital to risk weighted assets	$100,669	19.0%	$42,449	8.0%	$53,061	10.0%
Tier 1 capital to risk weighted assets:	95,312	18.0	21,224	4.0	31,836	6.0
Tier 1 capital to average assets:	95,312	12.6	22,720	3.0	37,867	5.0

December 31, 2005:

Total capital to risk weighted assets:	$100,794	20.0%	$40,375	8.0%	$50,468	10.0%
Tier 1 capital to risk weighted assets:	95,859	19.0	20,187	4.0	30,281	6.0
Tier 1 capital to average assets:	95,859	12.6	22,762	3.0	37,936	5.0
Contractual Obligations. Additional information relating to payments due under contractual obligations is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2005. The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2006 and the respective maturity dates:

	September 30, 2006
			More than	Three
			One Year	Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(Dollars in Thousands)
Federal Home Loan Bank of Boston advances	$137,877	$36,255	$81,000	$13,376	$7,246
Securities sold under agreements to repurchase	3,532	3,532	—	—	—

Total contractual obligations	$141,409	$39,787	$81,000	$13,376	$7,246

Off-Balance Sheet Arrangements: Other than loan commitments and other contingencies shown below, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Bank’s loan commitments and other contingencies outstanding as of September 30, 2006:

	September 30, 2006
			More than	More than
			One Year	Three Years
		One Year or	through	Through	Over Five
	Total	Less	Three Years	Five Years	years
		(Dollars in Thousands)
Commitments to grant loans (1)	$34,564	$34,564	$—	$—	$—
Commercial loan lines-of-credit	13,822	13,822	—	—	—
Unused portion of home equity loans (2)	66,972	1,118	2,629	9,322	53,903
Unused portion of construction loans (3)	5,788	5,788	—	—	—
Unused portion of overdraft lines-of-credit(4)	4,180	—	—	—	4,180
Unused portion of personal lines-of-credit(5)	421	—	—	—	421
Standby letters of credit(6)	606	606	—	—	—
Other commitments and contingencies	8,606	8,606	—	—	—

Total loan commitments	$134,959	$64,504	$2,629	$9,322	$58,504

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of construction loans are available to the borrower for up to one year for development loans and up to one year for other construction loans.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.
Item 3: Quantitative and Qualitative Disclosures About Market Risks
There have been no material changes in the Company’s market risk during the nine months ended September 30, 2006. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Bank to measure its interest rate risk.

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
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2006. See the discussion and analysis of risk factors provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

LEGACY BANCORP, INC.

Date:	November 9, 2006	/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date:	November 9, 2006	/s/ Stephen M. Conley
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