Form 10-K
period 2006-12-31
Legacy Bancorp, Inc.
filed 2007-03-16
CIK 1332199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51525

LEGACY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3135053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
99 NORTH STREET PITTSFIELD, MASSACHUSETTS	01201 (Zip Code)
(Address of principal executive offices)

(413) 443-4421
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:
Common Stock ($0.01 par value per share)
NASDAQ Stock Market, LLC

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑.

Indicate by check mark whether the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.  Yes ☐     No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act of during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes ☑     No ☐.

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Se. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12(b)-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated Filer  ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐     No ☑.

Based upon the closing price of the registrant’s common stock as of the last business day of the registrants most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $126,403,885.

The number of shares of Common Stock outstanding as of March 15, 2007 was 10,308,600.

Documents Incorporated By Reference:

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Part I

Item 1.	Business

Forward-Looking Statements:  This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Legacy Bancorp, Inc. (the “Company”) and Legacy Banks (the “Bank”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Legacy Bancorp and Legacy Banks’ ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

General:  Legacy Banks is a full-service, community-oriented financial institution offering products and services to individuals, families and businesses through ten offices located in Berkshire County in Massachusetts and one loan production office located in Colonie, New York. Predecessors to Legacy Banks were originally organized as Massachusetts state-charted mutual savings banks dating back to 1890. Legacy Banks’ business consists primarily of making loans to its customers, including residential mortgages, commercial real estate loans, commercial loans and consumer loans, and investing in a variety of investment and mortgage-backed securities. Legacy Banks funds these lending and investment activities with deposits from the general public, funds generated from operations and select borrowings. Legacy Banks also provides insurance and investment products and services, investment portfolio management, debit and credit card products and online banking.

Market Area and Competition:  We offer a variety of financial products and services designed to meet the needs of the communities we serve. Our primary deposit-gathering area is concentrated in the Massachusetts towns of Great Barrington, Lee, Lenox, North Adams, Otis and Pittsfield. Our lending area is broader than our deposit-gathering area and includes all of Berkshire County, Massachusetts as well as portions of eastern New York, although the majority of our loans are made to customers located in our primary deposit-gathering market area.

Legacy Banks is one of the largest banks in Berkshire County, Massachusetts in deposits and mortgage recordings. We are headquartered in Pittsfield, Massachusetts, located 120 miles west of Boston. All of Legacy Banks’ full-service offices are located in Berkshire County. The county in which Legacy Banks currently operates includes a mixture of rural, suburban and urban markets. The economies of these areas were historically based on manufacturing, but similar to many areas of the country, have now evolved into more service-oriented and tourism-based economies with employment in most large economic sectors including wholesale/retail trade, service, manufacturing, finance, health-care, real estate and government.

As part of our business strategy we intend to expand geographically into areas contiguous to our existing markets, including into the State of New York, and to increase our loan volume in all areas. We have a national commercial real estate lending program which is not limited to our existing markets, and intend to focus on growth of this program as well. As of December 31, 2006, loans from this program amounted to $79.5 million, 46.5% of the gross commercial real estate portfolio and 9.8% of the Company’s total assets. These loans were made in 18 states and $64.3 million of these loans were made in states other than Massachusetts and New York. In January 2004, we introduced and aggressively marketed our relationship banking package, LifePath Investment Savings Accounts, or LifePath, to pursue our strategy of deposit growth. We also offer a selection of certificates of deposit with competitive interest rates that are tiered to the amount of the deposit. We are continuing to promote LifePath accounts and tiered certificates of deposit, and to expand into new markets to generate deposit growth to fund our lending activity. In addition to loan and deposit growth rates, to the extent possible, we track our market share or market presence to monitor our growth.

We face substantial competition in our efforts to originate loans and attract deposits and other fee-based business, particularly in Berkshire County, our primary market and the only market where we have full-service offices and accept deposits. Achieving meaningful growth is very challenging given the number of competitors and the overall decline in the population in our primary market area. The major risks associated with our competitive environment in Berkshire County are that it is relatively small and over-banked, which results in limited asset and funding diversification. We face direct competition from a significant number of financial institutions, many with a state-wide, regional or national presence. Many of these financial institutions are significantly larger and have greater financial resources than Legacy Banks. Following is a list of local financial institutions with whom we compete, including their asset size as of December 31, 2006: Berkshire Bank ($2.1 billion); Greylock Federal Credit Union ($907 million); Hoosac Bank ($388 million); and Lee Bank ($282 million). We also compete with five smaller community banks. Regional and national banks which have offices in our area include Citizens Bank of Massachusetts and TD Banknorth. We compete with these institutions through competitive pricing coupled with superior service and expertise in both commercial and retail banking. We also combine these same attributes to our expanded commercial lending in New York and to our national commercial real estate lending program. In Berkshire County, in addition to the local banks and credit unions, our competitors are brokerage houses, life insurance agents, and mortgage brokers. In our national commercial real estate lending program, our major competitors are life insurance companies and to a lesser extent pension funds and other banks.

Our business outside Berkshire County is predominantly commercial real estate lending, and comes from two sources. First, for several years lenders from our commercial banking group have developed contacts and clients in the Albany-Schenectady-Troy MSA and traveled there regularly. The opening of the loan production office during 2006 now provides a base of operations for the New York commercial lending activity. Second, our national commercial lending program, Legacy Real Estate Finance or LREF, is targeted and specialized, and operates separately from our commercial banking group. LREF program guidelines are first mortgage loans on high quality, institutional grade income property generally ranging in size from $500,000 to $5.0 million, with preference in the $500,000 to $3.0 million size range. LREF works exclusively through a group of ten well-established mortgage banking correspondents who are designated and contracted to originate and service loans on behalf of Legacy Banks in approximately 20 major metropolitan markets, 16 of which are located in the eastern half of the United States.

Lending Activities

General:  Legacy Banks’ gross loan portfolio aggregated $582.6 million at December 31, 2006, representing 72.1% of the Company’s total assets at that date. In its lending activities, Legacy Banks originates residential real estate loans secured by one-to-four-family residences, commercial real estate loans, residential and commercial construction loans, commercial loans, home equity lines-of-credit, fixed rate home equity loans and other personal consumer loans. While Legacy Banks makes loans throughout Massachusetts, most of its lending activities are concentrated in its market area. Loans originated totaled $154.0 million in the year ended 2006. Residential mortgage loans sold into the secondary market, on a servicing-retained basis, totaled $7.1 million during 2005. No residential mortgage loans were sold on a servicing-retained basis in 2006.

Loans originated by Legacy Banks are subject to federal and state laws and regulations. Interest rates charged by Legacy Banks on its loans are influenced by the demand for such loans, the amount and cost of funding available for lending purposes, current asset/liability management objectives and the interest rates offered by competitors. As of December 31, 2006, there were no loan concentrations exceeding 10% of total loans. A loan concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause the borrowers to be similarly impacted by economic or other conditions.

The following table summarizes the composition of Legacy Banks’ loan portfolio as of the dates indicated:

	At December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$325,407	55.85%	$308,008	55.86%	$284,114	55.89%
Commercial	170,971	29.35	160,675	29.14	141,540	27.84
Home equity	56,856	9.76	58,640	10.64	53,508	10.53

	553,234	94.96	527,323	95.64	479,162	94.26

Other loans:
Commercial	22,903	3.93	20,579	3.73	24,856	4.89
Consumer and other	6,451	1.11	3,457	0.63	4,332	0.85

	29,354	5.04	24,036	4.36	29,188	5.74

Total loans	582,588	100.00%	551,359	100.00%	508,350	100.00%

Other Items:
Net deferred loan costs	891		361		224
Unamortized premiums	—		—		—
Allowance for loan losses	(4,677)		(4,220)		(3,846)

Total Loans, net	$578,802		$547,500		$504,728

	At December 31,
	2003		2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$254,166	54.15%	$216,092	57.86%
Commercial	139,708	29.77	95,919	25.68
Home equity	44,506	9.48	30,484	8.16

	438,380	93.40	342,495	91.70

Other loans:
Commercial	22,087	4.70	22,158	5.94
Consumer and other	8,897	1.90	8,827	2.36

	30,984	6.60	30,985	8.30

Total loans	469,364	100.00%	373,480	100.00%

Other Items:
Net deferred loan costs	275		585
Unamortized premiums	36		118
Allowance for loan losses	(4,420)		(3,633)

Total Loans, net	$465,255		$370,550

Residential Real Estate Loans:  Legacy Banks offers fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $3.0 million. As of December 31, 2006, this portfolio totaled $325.4 million, or 55.8% of the total gross loan portfolio on that date, and had an average yield of 5.72%. Of the residential mortgage loans outstanding on that date, $139.0 million were adjustable-rate loans with an average yield of 5.52% and $186.4 million were fixed-rate mortgage loans with an average yield of 5.87%. Residential mortgage loan originations totaled $55.2 million and $86.2 million for 2006 and 2005, respectively.

The decision to originate loans for portfolio or for sale into the secondary market is made by the Bank’s Asset/Liability Management Committee, and is based on the market rates for such loans and the organization’s interest rate risk and liquidity profile. Current practice is to sell almost all newly originated fixed-rate 10, 15 and 30 year monthly payment loans, while 25 year fixed rate bi-weekly loans are generally held in the Bank’s portfolio. At December 31, 2006, 10, 15, 25 and 30 year fixed rate monthly payment loans held in the Bank’s portfolio totaled $186.4 million, or 57.3% of total residential real estate mortgage loans at that date. Legacy Banks services loans sold to Freddie Mac and Fannie Mae and earns a fee equal to 0.25% of the loan amounts outstanding for providing these services. The total of loans serviced for others as of December 31, 2006 is $8.6 million.

At December 31, 2006, adjustable-rate mortgage (ARM) loans totaled $139.0 million or 42.7% of total residential loans outstanding at that date. ARMs are offered for terms of up to 30 years with initial interest rates that are fixed for 1, 3, 5, 7 or 10 years. After the initial fixed-rate period, the interest rates on the loans are generally reset based on the relevant U.S. Treasury CMT (Constant Maturity Treasury) Index plus add-on margins of varying amounts, for periods of 1 year. Interest rate adjustments on such loans typically range from 2.0% to 3.0% during any adjustment period and 5.0% to 6.0% over the life of the loan. Periodic adjustments in the interest rate charged on ARM loans help to reduce Legacy Banks’ exposure to changes in interest rates. However, ARM loans generally possess an element of credit risk not inherent in fixed-rate mortgage loans, in that borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise. Higher payments may increase the risk of default, though this risk has not had a materially adverse effect on Legacy Banks to date.

In its residential mortgage loan originations held in portfolio, Legacy Banks lends up to a maximum loan-to-value ratio of 100% for first-time home buyers and 95% for other buyers on mortgage loans secured by owner-occupied property, with the general condition that private mortgage insurance is required for loans with a loan-to-value ratio in excess of 85%. Title insurance, hazard insurance and, if appropriate, flood insurance are required for all properties securing real estate loans made by Legacy Banks. A licensed appraiser appraises all properties securing residential first mortgage purchase loans and all real estate transactions greater than $250,000.

In an effort to provide financing for low and moderate-income first-time home buyers, Legacy Banks originates and services residential mortgage loans with private mortgage insurance provided by the Mortgage Insurance Fund (MIF) of the Massachusetts Housing Finance Agency, or Mass Housing. The program provides mortgage payment protection as an enhancement to mortgage insurance coverage. This no-cost benefit, known as ’MI Plus,’ provides up to six monthly principal and interest payments in the event of a borrower’s job loss.

Commercial Real Estate Loans:  Legacy Banks originated $50.2 million and $52.3 million of commercial real estate loans in 2006 and 2005, respectively, and had $171.0 million of commercial real estate loans, with an average yield of 7.20%, in its portfolio as of December 31, 2006. We have placed increasing emphasis on commercial real estate lending over the past several years, and as a result such loans have grown from 15.2% of the total loan portfolio at December 31, 2001 to 29.3% as of December 31, 2006. Legacy Banks intends to further grow this segment of its loan portfolio, both in absolute terms and as a percentage of its total loan portfolio.

Legacy Banks generally originates commercial real estate loans for terms of up to 10 years with amortization schedules of up to 25 years, typically with interest rates that adjust over periods of one to seven years based on various rate indices. Commercial real estate loans are generally secured by multi-family income properties, small office buildings, retail facilities, warehouses, industrial properties and owner-occupied properties used for business. Generally, commercial real estate loans do not exceed 80% of the appraised value of the underlying collateral.

The national commercial real estate lending program, LREF, which was started in 2002, accounts for approximately 46.5%, 43.3%, 46.6%, 41.5% and 20.1% of our total commercial real estate loans as of December 31, 2006, 2005, 2004, 2003 and 2002, respectively. As of December 31, 2006, loans from this program amounted to $79.5 million. We intend to continue to focus on careful growth of this program as part of our business strategy, and in alignment with our overall growth strategy.

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

Commercial real estate loans generally have larger balances and involve a greater degree of risk than residential mortgage loans. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral value of the commercial real estate securing the loan. Economic events and changes in government regulations could have an adverse impact on the cash flows generated by properties securing Legacy Banks’ commercial real estate loans and on the value of such properties. As of December 31, 2006 Legacy Banks had $22.4 million in commercial real estate loans concentrated in the hospitality industry, representing 13.1% of the total commercial real estate loan portfolio.

Home Equity Lines-of-Credit and Loans:  Legacy Banks offers home equity lines-of-credit and home equity term loans. Legacy Banks originated $29.0 million and $35.4 million of home equity lines-of-credit and loans during 2006 and 2005 respectively, and at December 31, 2006 had $56.9 million of home equity lines-of-credit and loans outstanding, representing 9.8% of the loan portfolio, with an average yield of 8.07% at that date.

Home equity lines-of-credit and loans are secured by first or second mortgages on one-to-four family owner occupied properties, and are made in amounts such that the combined first and second mortgage balances generally do not exceed 80% of the value of the property serving as collateral at time of origination. The lines-of-credit are available to be drawn upon for 10 years, at the end of which time they become term loans amortized over 10 years. Interest rates on home equity lines normally adjust based on the prime rate of interest as published by the Wall Street Journal. The undrawn portion of home equity lines-of-credit totaled $67.2 million at December 31, 2006.

Commercial Loans:  Legacy Banks originates secured and unsecured commercial and industrial loans to business customers in its market area for the purpose of financing equipment purchases, working capital, expansion and other general business purposes. Legacy Banks originated $17.3 million and $10.8 million in commercial loans during 2006 and 2005, respectively, and as of December 31, 2006 had $22.9 million in commercial loans in its portfolio, representing 3.9% of such portfolio, with an average yield of 8.56%. Legacy Banks intends to continue to grow this segment of its lending business in the future.

Legacy Banks’ commercial loans are generally collateralized by equipment, accounts receivable and inventory, supported by personal guarantees. Legacy Banks offers both term and revolving commercial loans. The former have either fixed or adjustable-rates of interest and generally fully amortize over a term of between three and seven years. Revolving loans are renewable annually, with floating interest rates that are generally indexed to the Wall Street Journal Prime Rate of interest. When making commercial loans, Legacy Banks considers the financial statements of the borrower, the borrower’s payment history with respect to both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the borrower operates and the value of the collateral. Legacy Banks’ commercial loans are not concentrated in any one industry.

Commercial loans generally bear higher interest rates than residential mortgage loans of like duration because they involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral. The repayment of commercial loans is often dependent on the successfully operation of the business and may be affected by adverse changes in the economy and other external factors affecting the business. Collateral securing such loans may fluctuate in value and for that reason, may be difficult to appraise or liquidate.

Consumer and Other Loan:  Legacy Banks offers a variety of consumer and other loans, including auto loans, manufactured housing loans and loans secured by passbook savings or certificate accounts. Legacy Banks originated $2.2 million and $1.6 million of consumer and other loans during 2006 and 2005, respectively, and at December 31, 2006 had $6.5 million of consumer and other loans outstanding, representing 1.1% of the loan portfolio at that date, with an average yield of 8.69%.

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

Legacy Banks issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2006, Legacy Banks had loan and other financial commitments totaling $129.0 million. For information about Legacy Banks’ loan commitments outstanding as of December 31, 2006, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Quantitative and Qualitative Disclosures About Risk Management — Loan Commitments”.

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

The following table sets forth certain information concerning Legacy Banks’ portfolio loan originations, inclusive of loan purchases:

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Loans at beginning of year	$551,359	$508,350	$469,364	$373,480	$382,745
Originations:
Mortgage loans on real estate:
Residential	55,223	86,247	92,944	138,305	101,468
Commercial	50,239	52,321	45,191	81,875	41,509
Home Equity	28,997	35,429	39,416	41,059	26,250

	134,459	173,997	177,551	261,239	169,227
Other Loans:
Commercial Business	17,330	10,832	13,170	543	17,544
Consumer and other	2,183	1,617	3,783	5,982	3,785

	19,513	12,449	16,953	6,525	21,329

Total loans originated	153,972	186,446	194,504	267,764	190,556
Purchases of mortgage loans	3,106	5,000	—	—	—
Deduct:
Principal loan repayments and prepayments	114,281	125,481	138,968	150,836	163,761
Loan sales	11,405	22,342	15,611	20,794	35,953
Charge-offs	163	614	939	250	107

Total deductions	125,849	148,437	155,518	171,880	199,821

Net increase (decrease) in loans	31,229	43,009	38,986	95,884	(9,265)

Loans at end of year	$582,588	$551,359	$508,350	$469,364	$373,480

Residential mortgage loans are underwritten by Legacy Banks’ staff of residential loan underwriters. Residential mortgage loans less than the Fannie Mae (FNMA) limit, to be held in portfolio require the approval of a residential loan underwriter. Residential mortgage loans greater than the FNMA limit but less than $1,000,000 require the approval of a senior manager of the loan committee. Residential mortgage loans greater than $1,000,000 but less than $3.0 million require the approval of the Loan Committee. Residential mortgage loans greater than $3.0 million but less than Legacy Banks’ legal lending limit require the approval of the Executive Committee of the board of directors of the Bank.

Commercial real estate and commercial loans are underwritten by commercial credit analysts. For commercial real estate loans, loan officers may approve loans up to their individual lending limits, which range from $200,000 to $600,000, while loans up to $650,000 may be approved by the Senior Commercial Loan Officer. Commercial real estate loans of up to $3.0 million may be approved by the management Credit Committee. The Senior Commercial Loan Officer may approve commercial loans of up to $650,000, while the Loan Committee may approve loans of up to $6.0 million. Loans over these limits require the approval of the Executive Committee of the board of directors of the Bank. LREF loans may generally be approved up to $5.0 million, with any loan over $3.0 million requiring the approval of at least two executive level officers.

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

Pursuant to its loan policy, Legacy Banks generally will not make loans aggregating more than 10% of the Banks’ surplus and capital stock accounts or $9.9 million as of December 31, 2006 to one borrower (or related entity). Exceptions to this limit require the approval of the Executive Committee of the board of directors of the Bank prior to loan origination. Legacy Banks’ internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank’s surplus and capital stock accounts, or $19.7 million for Legacy Banks as of December 31, 2006.

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

Loan Maturity.  The following table summarizes the scheduled repayments of Legacy Banks’ loan portfolio at December 31, 2006. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in one year or less:

	Residential Mortgage		Commercial Mortgage		Commercial
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Due less than one year	$58,925	5.42%	$16,372	7.14%	$12,901	8.75%
Due after one year to five years	146,661	5.79	51,430	7.31	7,360	8.54
Due after five years	119,821	5.80	103,169	7.25	2,642	7.89

Total	$325,407	5.72%	$170,971	7.20%	$22,903	8.56%

	Home Equity, Consumer and Other		Total
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Due less than one year	$58,774	8.07%	$146,972	6.70%
Due after one year to five years	2,446	8.69	207,897	5.69
Due after five years	2,087	8.83	227,719	6.14

Total	$63,307	8.19%	$582,588	6.17%

The following table sets forth, at December 31, 2006, the dollar amount of total loans, net of unadvanced funds on loans, contractually due after December 31, 2007 and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2007
	Fixed	Adjustable	Total
	(Dollars in thousands)

Residential mortgage	$155,694	$110,788	$266,482
Commercial mortgage	91,524	63,075	154,599
Commercial business	4,512	5,490	10,002
Home equity, consumer and other	4,533	—	4,533

Total Loans	$256,263	$179,353	$435,616

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

Delinquent Loans.:  Management performs a monthly review of all delinquent loans. The actions taken with respect to delinquencies vary depending upon the nature of the delinquent loans and the period of delinquency. Generally, the Bank’s requirement is that a delinquency notice be mailed no later than the 10 th or 16 th day, depending on loan type, after the payment due date. A late charge is assessed on loans where the scheduled payment remains unpaid after a 10 or 15 day grace period. After mailing delinquency notices, Legacy Banks’ loan collection personnel call the borrower to ascertain the reasons for delinquency and the prospects for repayment. On loans secured by one- to four-family owner-occupied property, Legacy Banks initially attempts to work out a payment schedule with the borrower in order to avoid foreclosure. Any such loan restructurings must be approved by the level of officer authority required for a new loan of that amount. If these actions do not result in a satisfactory resolution, Legacy Banks refers the loan to legal counsel and counsel initiates foreclosure proceedings. For commercial real estate, construction and commercial loans, collection procedures may vary depending on individual circumstances.

Other Real Estate Owned:  Legacy Banks classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the lower of the carrying value or the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At December 31, 2006, Legacy Banks had no property classified as OREO.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are generally maintained on a non-accrual basis. Impairment is measured on a loan by loan basis for commercial loans and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. At December 31, 2006, loans which have been determined to possess an increased level of risk totaled $8.1 million, consisting of $6.8 million in commercial real estate loans and $1.3 million in other commercial loans.

Legacy Banks engages an independent third party to conduct an annual review of its commercial mortgage and commercial loan portfolios. These loan reviews provide a credit evaluation of individual loans to determine whether the risk ratings assigned are appropriate. Independent loan review findings are presented directly to the Audit Committee of the board of directors of the Bank.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2006 the Bank had five troubled debt restructurings (a loan for which a portion of interest or principal has been forgiven or the loan is modified at an interest rate less than current market rates) to one borrower with a combined balance of $943,000. The interest income recorded from these loans amounted to approximately $15,000 and $60,000 for the three and twelve month periods ended December 31, 2006, respectively. At December 31, 2005 Legacy Banks had no troubled debt restructurings.

If the non-accrual loans had been current, the gross interest income that would have been recorded for the year ended December 31, 2006 is equal to approximately $61,000. No interest income from these loans was recorded in net income for the year ended December 31, 2006.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage	$483	$479	$123	$875	$971
Commercial mortgage	179	96	1,229	662	1,209
Commercial	132	250	388	316	866
Home equity, consumer and other	85	78	29	—	30

Total non-accrual loans	879	903	1,769	1,853	3,076

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity, consumer and other	—	—	—	—	—

Total loans 90 days delinquent and still accruing	—	—	—	—	—

Total non-performing assets	$879	$903	$1,769	$1,853	$3,076

Troubled debt restructurings	$943	$—	$891	$779	$1,127

Ratios:
Non-performing loans to total loans	0.15%	0.16%	0.35%	0.39%	0.82%
Non-performing assets to total assets	0.11%	0.12%	0.26%	0.29%	0.52%

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

The Board and management take the following into consideration when determining the adequacy of the allowance for loan losses for each loan category or sub-category: (i) changes in the trend of the volume and severity of past due and classified loans, and trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications, (ii) changes in the trend of loan charge offs and recoveries, (iii) changes in the nature, volume or terms of the loan portfolios, (iv) changes in lending policies or procedures, including the Banks’ loan review system, underwriting standards and collection, charge-off and recovery practices, and the degree of oversight by the Board, (v) changes in the experience, ability, and depth of lending management and staff, (vi) changes in national and local economic and business conditions and developments, including the condition of various industry and market segments, (vii) the existence and effect of any concentrations of credit and changes in the level of such concentrations, and (viii) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the portfolios. The allowance for loan losses is evaluated on a regular basis by management and is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated, general and unallocated components. The allocated component relates to loans classified as impaired, for which an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of the loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors, as outlined above. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that Legacy Banks will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Legacy Banks generally does not separately identify individual consumer and residential loans for impairment disclosures. At December 31, 2006, impaired loans totaled $2.3 million with a valuation allowance of approximately $374,000.

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

The following table sets forth activity in Legacy Banks’ allowance for loan losses for the periods indicated:

	At or for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance at beginning of period	$4,220	$3,846	$4,420	$3,633	$3,540

Charge-offs:
Mortgage loans on real estate:	(50)	—	(621)	—	(20)
Other loans:
Commercial	(19)	(506)	(258)	(184)	(19)
Consumer and other	(94)	(108)	(60)	(66)	(68)

Total other loans	(113)	(614)	(318)	(250)	(87)

Total charge-offs	(163)	(614)	(939)	(250)	(107)
Recoveries:
Mortgage loans on real estate	10	—	—	—	—
Other loans:
Commercial	316	66	128	31	49
Consumer and other	61	81	25	27	11

Total other loans	377	147	153	58	60

Total recoveries	387	147	153	58	60

Net recoveries (charge-offs)	224	(467)	(786)	(192)	(47)
Provision for loan losses	233	841	212	979	140

Balance at end of period	$4,677	$4,220	$3,846	$4,420	$3,633

Ratios:
Net recoveries (charge-offs) to average loans outstanding — annualized	0.04%	(0.09)%	(0.16)%	(0.05)%	(0.01)%
Allowance for loan losses to non-performing loans at end of period	532.08%	467.33%	217.41%	238.53%	118.11%
Allowance for loan losses to total loans at end of period	0.80%	0.77%	0.76%	0.94%	0.97%

Our allowance for loan losses to total loans was above 0.90% through December 31, 2003 primarily due to an increase in non-performing loans. This increase in non-performing loans was attributable to the provision for one large commercial loan, which was restructured in 2003, thereby reducing the allowance in the subsequent years. Since December 31, 2003, loans have increased to $582.6 million and non-performing loans have decreased to $879,000, resulting in a lower ratio. Our allowance for loan losses to total loans was 0.80% at December 31, 2006, a slight increase from 0.77% at December 31, 2005.

The following tables set forth Legacy Banks’ percent of allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	At December 31,
	2006			2005			2004
			Percent of			Percent of			Percent of
			Loans in			Loans in			Loans in
			Each			Each			Each
	Allowance	Loan	Category to	Allowance	Loan	Category	Allowance	Loan	Category to
	for Loan	Balances by	Total	for Loan	Balances by	to Total	for Loan	Balances by	Total
	Losses	Category	Loans	Losses	Category	Loans	Losses	Category	Loans
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$892	$325,407	55.86%	$881	$308,008	55.86%	$785	$284,114	55.89%
Commercial	3,015	170,971	29.35	2,779	160,675	29.14	2,363	141,540	27.84
Home equity	249	56,856	9.76	168	58,640	10.64	156	53,508	10.53

	4,156	553,234	94.96	3,828	527,323	95.64	3,304	479,162	94.26

Other loans:
Commercial	426	22,903	3.93	353	20,579	3.73	423	24,856	4.89
Consumer and other	95	6,451	1.11	39	3,457	0.63	119	4,332	0.85

	521	29,354	5.04	392	24,036	4.36	542	29,188	5.74

Total	$4,677	$582,588	100.00%	$4,220	$551,359	100.00%	$3,846	$508,350	100.00%

	At December 31,
	2003			2002
			Percent of			Percent of
			Loans in			Loans in
			Each			Each
	Allowance	Loan	Category to	Allowance	Loan	Category to
	for Loan	Balances by	Total	for Loan	Balances by	Total
	Losses	Category	Loans	Losses	Category	Loans
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$713	$254,166	54.15%	$627	$216,092	57.86%
Commercial	3,113	139,708	29.77	2,426	95,919	25.68
Home equity	124	44,506	9.48	88	30,484	8.16

	3,950	438,380	93.40	3,141	342,495	91.70

Other loans:
Commercial	369	22,087	4.70	383	22,158	5.94
Consumer and other	101	8,897	1.90	109	8,827	2.36

	470	30,984	6.60	492	30,985	8.30

Total	$4,420	$469,364	100.00%	$3,633	$373,480	100.00%

Investment Activities

General.  Our investment policy is established by the board of directors of the Bank. The Chief Executive Officer and Chief Financial Officer of the Bank, as authorized by the board, implement this policy based on the established guidelines within the written policy. The primary objective of the investment portfolio is to achieve a competitive rate of return without incurring undue interest rate and credit risk, to complement Legacy Banks’ lending activities, to provide and maintain liquidity, and to assist in managing the interest rate sensitivity of its balance sheet. Individual investment decisions are made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with Legacy Banks’ asset/liability management objectives. Certain investment securities are held by Legacy Bancorp, which follows the same investment guidelines as Legacy Banks. The information about investments herein under “Business — Investment Activities” includes the investment securities of Legacy Bancorp.

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires Legacy Banks to designate its securities as held to maturity, available for sale or trading, depending on Legacy Banks’ intent with regard to its investments at the time of purchase. At December 31, 2006, $162.2 million or 92.1% of the portfolio was classified as available for sale, and $97,000 or 0.06% of the portfolio was classified as held to maturity. At December 31, 2006, the net unrealized gain on securities classified as available for sale was $684,000. Legacy Banks does not currently maintain a trading portfolio of securities. At December 31, 2006, Legacy Banks did not hold securities of any issuers, as defined in Section 2(4) of the Securities Act, in which the aggregate book value of such securities exceeded 10% of equity.

Government Sponsored Enterprises.  At December 31, 2006, Legacy Banks’ Government Sponsored Enterprises portfolio totaled $90.9 million, or 51.6% of the total portfolio on that date. This portfolio decreased $3.5 million, or 3.7% over the December 31, 2005 amount of $94.4 million as some cash flows were used to fund loan growth.

Municipal Bonds.  At December 31, 2006, Legacy Banks’ Municipal Bond portfolio totaled $7.2 million, or 4.1% of the total portfolio on that date. This portfolio increased $1.2 million, or 19.5% over the December 31, 2005 amount of $6.0 million as the Bank took advantage of available bonds with an attractive tax-equivalent yield.

Corporate Obligations.  At December 31, 2006, Legacy Banks’ portfolio of corporate obligations totaled $3.0 million, or 1.7% of the portfolio at that date. Legacy Banks’ policy requires that investments in corporate obligations be restricted only to those obligations that are readily marketable and rated “Investment Grade” by a nationally recognized rating agency. At December 31, 2006, all investments in corporate obligations were rated “Investment Grade”.

Mortgage-Backed Securities.  At December 31, 2006, Legacy Banks’ portfolio of mortgage-backed securities totaled $53.8 million, or 30.6% of the portfolio on that date, and consisted of pass-through securities totaling $24.4 million and collateralized mortgage obligations totaling $29.4 million directly insured or backed by Freddie Mac, Fannie Mae, Government National Mortgage Association (Ginnie Mae), and certain private issuers. In its purchase of collateralized mortgage obligations, Legacy Banks has targeted instruments in the three to five year weighted average life tranches. The objective of this strategy has been to receive a competitive rate of return with a steady cash flow used for reinvestment and liquidity.

Marketable Equity Securities.  At December 31, 2006, Legacy Banks’ portfolio of marketable equity securities totaled $7.3 million, or 4.2% of the portfolio at that date, and consisted entirely of common and preferred stock of various corporations. Legacy Banks’ investment policy requires stocks within this portfolio to be diversified into several different business segments, actively traded and of high quality.

Restricted Equity Securities and Other investments.  At December 31, 2006, Legacy Banks’ portfolio of restricted equity securities and other investments totaled $13.8 million or 7.8% of the portfolio at that date. These securities consisted primarily of stock in the Federal Home Loan Bank of Boston (FHLBB) totaling $9.0 million, which must be held as a condition of membership in the Federal Home Loan Bank System and as a condition to Legacy Banks’ borrowing under the FHLBB advance program. The remaining $4.8 million consisted of certain other equity investments in Savings Bank Life Insurance of Massachusetts, Community Investment Fund, Depositors Insurance Fund and other investments.

The following table sets forth certain information regarding the amortized cost and market values of Legacy Banks’ investment securities at the dates indicated:

	At December 31, 2006		At December 31, 2005		At December 31, 2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)

Securities available for sale:
Government-sponsored enterprises	$91,181	$90,906	$95,613	$94,369	$42,504	$42,263
Municipal bonds	7,199	7,174	6,061	6,002	3,575	3,565
Corporate bonds and other obligations	2,971	2,977	6,149	6,161	12,448	12,696
Mortgage-backed securities	54,165	53,838	56,896	55,505	58,657	58,253

Total debt securities	155,516	154,895	164,719	162,037	117,184	116,777

Marketable equity securities:
Common stock	6,013	7,318	4,399	5,399	3,076	3,545

Total securities available for sale	161,529	162,213	169,118	167,436	120,260	120,322

Securities held to maturity:
Other bonds	97	97	97	97	161	161
Mortgage-backed securities	—	—	—	—	2	2

Total securities held to maturity	97	97	97	97	163	163
Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	8,999	8,999	9,056	9,056	8,830	8,830
Savings Bank Life Insurance and DIF stock	1,709	1,709	1,709	1,709	1,709	1,709
Other investments	3,114	3,114	1,623	1,623	870	870

Total restricted equity securities and other investments	13,822	13,822	12,388	12,388	11,409	11,409

Total securities	$175,448	$176,132	$181,603	$179,921	$131,832	$131,894

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of Legacy Banks’ debt securities portfolio at December 31, 2006. In the case of mortgage-backed securities, the table shows the securities by their contractual maturities, however there are scheduled principal payments for these securities and there will also be unscheduled prepayments prior to their contractual maturity:

	One Year of Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available for sale (AFS):
Government-sponsored enterprises	$50,969	4.81%	$19,220	5.30%	20,992	5.66%	$—	—	$91,181	5.11%
Municipal Bonds	505	4.22%	448	3.55%	2,711	3.66%	3,535	4.10%	7,199	3.91%
Corporate bonds and other obligations	2,004	5.33%	967	5.31%	—	—	—	—	2,971	5.33%

Subtotal	53,478		20,635		23,703		3,535		101,351

Mortgage-backed securities	577	3.52%	3,454	5.53%	4,630	5.33%	45,504	5.42%	54,165	5.36%

Total AFS debt securities	54,055		24,089		28,333		49,039		155,516

Securities held to maturity (HTM):
Corporate bonds and other obligations	—	—	30	3.00%	52	3.00%	15	3.00%	97	3.00%

Total HTM debt securities	—		30		52		15		97

Total debt securities	$54,055		$24,119		$28,385		$49,054		$155,613

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

The maturities of Legacy Banks’ certificate of deposit accounts range from one month to five years. In addition, Legacy Banks offers a variety of commercial business products to small businesses operating within its primary market area. Legacy Banks will on occasion negotiate interest rates to attract jumbo certificates of deposit, and accepts deposits of $100,000 or more from customers based on posted rates. Legacy Banks also generates certificates of deposit through the use of brokers and internet-based network deposits. Brokered deposits and network deposits totaled $20.6 million and $5.9 million, respectively at December 31, 2006.

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

The following tables set forth certain information relative to the composition of Legacy Banks’ average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended December 31,
	2006			2005			2004
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Deposit type:
Demand	$49,971	10.2%	—%	$55,996	11.9%	—%	$48,123	11.1%	—%
NOW deposits	37,633	7.7	0.34	39,507	8.3	0.21	36,431	8.4	0.15
Money market deposits	52,911	10.8	2.94	59,016	12.5	1.61	72,107	16.6	0.94
Regular savings	56,759	11.6	0.44	69,088	14.6	0.43	81,352	18.8	0.41
Life Path Savings	78,628	16.1	3.88	71,188	15.1	2.37	40,338	9.3	1.85

Total transaction accounts	275,902	56.4	1.82	294,795	62.4	1.04	278,351	64.2	0.65
Certificates of deposit	213,448	43.6	4.13	177,613	37.6	2.94	155,024	35.8	2.45

Total deposits	$489,350	100.0%	2.84%	$472,408	100.0%	1.76%	$433,375	100.0%	1.29%

The following table sets forth the time deposits of Legacy Banks classified by interest rate as of the dates indicated:

	At December 31,
	2006	2005	2004
	(Dollars in thousands)

Interest Rate
Less than 2%	$328	$4,488	$53,731
2.00%-2.99%	5,771	49,175	71,473
3.00%-3.99%	47,688	103,039	30,638
4.00%-4.99%	66,728	28,875	5,300
5.00%-5.99%	107,374	2,662	3,410
6.00%-6.99%	—	23	895

Total	$227,889	$188,262	$165,447

The following table sets forth the amount and maturities of time deposits at December 31, 2006:

					After
	Year Ending December 31				December 31,
	2007	2008	2009	2010	2010	Total
	(Dollars in thousands)

Interest Rate
Less than 2%	$328	$—	$—	$—	$—	$328
2.00%-2.99%	5,674	97	—	—	—	5,771
3.00%-3.99%	36,943	9,140	1,023	582	—	47,688
4.00%-4.99%	56,886	6,086	2,766	744	246	66,728
5.00%-5.99%	91,890	11,899	1,290	21	2,274	107,374
6.00%-6.99%	—	—	—	—	—	—

Total	$191,721	$27,222	$5,079	$1,347	$2,520	$227,889

As of December 31, 2006, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $91.3 million. The following table sets forth the maturity of those certificates as of December 31, 2006:

At December 31,
2006
(In thousands)

Three months of less	$34,269
Over three months through six months	10,792
Over six months through one year	37,803
Over one year to three years	6,761
Over three years	1,686

Total	$91,311

Borrowings.  Legacy Banks utilizes advances from the Federal Home Loan Bank of Boston, or FHLBB, primarily in connection with the funding of growth in its assets. FHLBB advances are secured primarily by certain of Legacy Banks’ mortgage loans, certain investment securities and by Legacy Banks’ holding of FHLBB stock. As of December 31, 2006, Legacy Banks had outstanding $127.4 million in FHLBB advances, and had the ability to borrow up to a total of $247.7 million based on available collateral. The following table sets forth certain information concerning balances and interest rates on Legacy Banks’ FHLBB advances at the dates and for the periods indicated:

	At or For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Balance at end of period	$127,438	$145,923	$159,704
Average balance during year	$142,061	$157,674	$136,896
Maximum outstanding at any month end	$151,979	$174,023	$159,704
Weighted average interest rate at end of year	4.61%	4.22%	3.94%
Weighted average interest rate during year	4.50%	4.26%	4.12%

Of the $127.4 million in advances outstanding at December 31, 2006, $23.5 million, bearing a weighted-average interest rate of 4.76%, are callable by the FHLBB at its option and in its sole discretion. In the event the FHLBB calls these advances, Legacy Banks will evaluate its liquidity and interest rate sensitivity position at that time and determine whether to replace the called advances with new borrowings.

Personnel.  As of December 31, 2006, the Bank had 160 full-time equivalent employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be excellent.

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

Legacy Insurance Services of the Berkshires.  Legacy Insurance Services of the Berkshires (“LISB”) is a Delaware limited liability company and is wholly-owned by Legacy Banks. LISB is an insurance agency that specializes in providing our clients with non-deposit insurance and investment products. LISB has been in operation since September 2001, however, the Bank has been associated with and selling Savings Bank Life Insurance (SBLI) since 1910.

Legacy Securities Corporation.  Legacy Securities Corporation (LSC) is a Massachusetts securities corporation and a wholly owned subsidiary of Legacy Banks. LSC is an investment company that engages in buying, selling and holding securities on its own behalf. At December 31, 2006, LSC had total assets of approximately $69.7 million consisting primarily of government sponsored enterprises obligations and mortgage backed securities. As a Massachusetts securities corporation LSC has a lower state income tax rate compared to other corporations.

Portfolio Management Services.  Legacy Banks offers portfolio management services through its trust division known as Legacy Portfolio Management (“LPM”). At December 31, 2006, LPM had total assets under management of $150.8 million.

Legacy Bancorp, Inc’s subsidiaries, in addition to Legacy Banks, are described below. The company is incorporated in Massachusetts and is wholly owned by Legacy Bancorp, Inc.

LB Funding Corporation.  LB Funding Corporation was established in 2005 to lend funds to Legacy Banks Employee Stock Ownership Plan (“ESOP”) to purchase shares of Legacy Bancorp, Inc. common stock in the open market subsequent to the initial public offering.

Discontinued Operations:  None

Regulation And Supervision

General:  As a savings and loan holding company, Legacy Bancorp is required to file reports with, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision (OTS). As a savings bank chartered by the Commonwealth of Massachusetts, Legacy Banks is subject to extensive regulation, examination and supervision by the Massachusetts Commissioner of Banks, as its primary regulator, and the Federal Deposit Insurance Corporation (FDIC), as the deposit insurer. Legacy Banks is a member of the Federal Home Loan Bank (FHLB) system and, with respect to deposit insurance, of the Bank Insurance Fund managed by the FDIC. Legacy Banks must file reports with the Commissioner of Banks and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of other savings institutions. The Commissioner of Banks and /or the FDIC conduct periodic examinations to test Legacy Banks’ safety and soundness and compliance with various regulatory requirements. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on Legacy Banks and Legacy Bancorp and is qualified in its entirety by reference to the actual laws and regulations.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2006, Legacy Banks was classified as a “well capitalized” institution.

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

The Gramm-Leach-Bliley Act amended several provisions of Sections 23A and 23B of the Federal Reserve Act. The amendments provide that so-called “financial subsidiaries” of banks are treated as affiliates for purposes of Sections 23A and 23B of the Federal Reserve Act, but the amendment provides that (i) the 10.0% capital limit on transactions between the bank and such financial subsidiary as an affiliate is not applicable, and (ii) the investment by the bank in the financial subsidiary does not include retained earnings in the financial subsidiary. Certain anti-

evasion provisions have been included that relate to the relationship between any financial subsidiary of a bank and sister companies of the bank: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; or (2) if the Federal Reserve Board determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank.

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

Insurance of Deposit Accounts.  The Bank is a member of the Deposit Insurance Fund. The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of four risk categories based on capitalization, supervisory factors, and the institution’s CAMELS rating. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the category to which it is assigned. Assessment rates for insurance fund deposits are determined semi-annually by the FDIC and currently range from 5 basis points of assessable deposits for the healthiest institution to 43 basis points for the riskiest. In addition to the assessment for deposit insurance, institutions are also required to assist in the repayment of bonds issued by the Financing Corporation (“FICO”) in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation. During 2006, FICO payments approximated 1.28 basis points.

The Bank’s total assessments paid in 2006 (including the FICO assessment) were approximately $86,000. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of Legacy Banks. Management cannot predict what insurance assessment rates will be in the future.

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

Federal Deposit Insurance Reform Act of 2005.  As a result of the Federal Deposit Insurance Reform Act of 2005, the Bank Insurance Fund and Savings Association Insurance Fund have been merged into a new combined fund, called the Deposit Insurance Fund (“DIF”). The Federal Deposit Insurance Reform Act also (i) increased deposit insurance coverage for retirement accounts to $250,000, (ii) indexes the current $100,000 insurance coverage limit for standard accounts and the new $250,000 limit for retirement accounts to reflect inflation (with adjustments for inflation every five years, commencing January 1, 2011, (iii) requires the Federal Deposit Insurance Corporation to assess annual deposit insurance premiums on all banks and savings institutions, (iv) gives a one-time insurance assessment credit totaling $4.7 billion to banks and savings institutions in existence on December 31, 1996 that can be used to offset premiums otherwise due, (v) imposes a cap on the level of the Deposit Insurance Fund and provides for dividends or rebates when the DIF grows beyond a specified threshold, (vi) adopts a historical basis concept for distributing the aforementioned one-time credit and dividends (with each institution’s historical basis to be determined by a formula that looks back to the institution’s assessment base in 1996 and adds premiums paid since that time) and (vii) authorizes revisions to the current risk-based system for assessing premiums, including replacing the current fixed reserve ratio requirement of 1.25% with a range of between 1.15% and 1.5% of insured deposits.

The FDIC established the designated reserve ratio for the DIF at 1.25% for 2007. In addition, the risk based assessment framework was revised to permit the FDIC to assess premiums that more closely match the risk of the institution to the fund. All insured depositories will be assessed a premium for deposit insurance beginning in 2007. The current range is 5 to 43 basis points. This assessment may be offset by the assessment credit.

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

Community Reinvestment Act.  Under the Community Reinvestment Act, or CRA, as amended and as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Legacy Banks’ latest FDIC CRA rating was “Outstanding.”

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $45.8 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0%; and the amounts greater than $45.8 million require a 10.0% reserve (which may be adjusted by the Federal Reserve Board between 8.0% and 14.0%). The first $8.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Legacy Banks is in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (FHLB) system, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Legacy Banks, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston. Legacy Banks was in compliance with this requirement with an investment in FHLB of Boston stock at December 31, 2006 of $9.0 million.

The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLB pay to their members and result in the FHLB imposing a higher rate of interest on advances to their members. For the years ended 2006, 2005, and 2004, cash dividends from the FHLB of Boston to Legacy Banks amounted to approximately $498,000, $392,000, and $209,000, respectively. Further, there can be no assurance that the impact of recent or future legislation on the FHLB will not also cause a decrease in the value of the FHLB stock held by the Bank.

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

To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 2006, Legacy Banks maintained 88% of its portfolio assets in qualified thrift investments.

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

Federal Securities Laws:  The Company’s common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

Taxation

Federal taxes:  In general the Company and Legacy Banks report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company and Legacy Banks in the same manner as to other corporations with some exceptions, including particularly Legacy Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Legacy Bank or the Company. Legacy Bank’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 2000. For its 2006 tax year, Legacy Banks maximum federal income tax rate was 34%.

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

A financial institution or business corporation is generally entitled to special tax treatment as a “securities corporation,” provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a “securities corporation” by the Commissioner of the Massachusetts Department of Revenue. A securities corporation that is also a bank holding company under the Code must pay a tax equal to 0.33% of its gross income. A securities corporation that is not a bank holding company under the Code must pay a tax equal to 1.32% of its gross income. Legacy Bancorp, Inc., as well as one of the Bank’s subsidiaries, Legacy Securities Corporation. Inc., are considered securities corporations for Massachusetts excise tax purposes.

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

Changes in Market Interest Rates Could Adversely Affect Our Financial Condition and Results of Operations.

Our profitability, like that of most financial institutions, depends to a large extent upon our net interest income, which is the difference, or spread, between our gross interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations and financial condition depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements, including our adjustable-rate mortgage loans, which represent a large portion of our residential loan portfolio. Changes in interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows. Because, as a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-

earning assets, an increase in interest rates generally would result in a decrease in our interest rate spread and net interest income. See “Item 7a: Quantitative and Qualitative Disclosures About Risk Management”.

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

We Operate in a Highly Regulated Environment and May Be Adversely Affected by Changes in Law and Regulations.

We are subject to extensive regulation, supervision and examination as outlined in the “Regulation And Supervision” section of this report. Any change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the Massachusetts Commissioner of Banks, the FDIC,

the Federal Reserve Board, the Office of Thrift Supervision, other state or federal regulators, the United States Congress or the Massachusetts legislature could have a materially adverse effect on our business, financial condition, results of operations and cash flows.

Item 1b.	Unresolved Staff Comments

None

Item 2.	Properties

Legacy Banks conducts its business through its main office located in Pittsfield, Massachusetts, nine other full-service branch offices located in Berkshire County, Massachusetts, and one loan production office in Colonie, New York. The Bank is scheduled to open two new branches in early 2007. One is located in North Adams, Massachusetts and will replace the current branch in that community, while the other is located in Great Barrington, Massachusetts. The following table sets forth information about our offices as of December 31, 2006:

		Year	Lease
	Location	Opened	Expires

Owned:
Main Office:	99 North Street	2000
	Pittsfield, MA 01201
Branch Offices:	76 Park Street	1996
	Lee, MA 01238
	25 Main Street	1958
	Lenox, MA 01240
	2 Holmes Road	1978
	Lenox, MA 01240
	30 East Otis Road	1996
	Otis, MA 01253
	734 Williams Street (Land leased)	1997
	Pittsfield, MA 01201
Leased:	609 Merrill Road	1971	2008
	Pittsfield, MA 01201
	700 Main Street	1975	2009
	Great Barrington, MA 01230
	102 Main Street	1996	2008	(1)
	North Adams, MA 01247
	480 West Housatonic Street	2005	2010	(2)
	Pittsfield, MA 01201
	116 Wolf Road (Loan Production Office)	2006	2009	(3)
	Colonie, NY 12205
	Lee Outlet Village (ATM Only)	1995	2011
	Lee, MA 01238

(1)	Legacy bank has an option to renew for 5 years

(2)	Legacy bank has an option to renew for two additional 5 year terms

(3)	Legacy bank has an option to renew for 3 years

Item 3.	Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to our financial condition and results of operations.

Item 4.	Submission Of Matters To A Vote Of Security Holders

On November 1, 2006, Legacy Bancorp, Inc. (the “Company”), held a special meeting of stockholders at which a quorum of the stockholders, present either in person or by proxy, voted to approve the 2006 Equity Incentive Plan by the following vote:

FOR	AGAINST	ABSTAIN

5,851,932	936,164	80,492

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The common stock is traded on the NASDAQ Stock Market, LLC under the symbol “LEGC.” As of March 7, 2006, the Company had approximately 1160 holders of record. The following table sets forth, for the quarters indicated, the daily high and low sales price for the common stock and the dividends declared. The closing price of the Company’s common stock on March 9, 2006 was $15.74. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding two fiscal years.

	For the Year Ended December 31, 2006
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$16.20	$16.00	$15.47	$15.47
Low	$15.16	$14.82	$13.65	$15.12
Dividend Declared	$0.03	$0.03	$0.03	$0.03

The Company did not repurchase any shares in the quarter or year ended December 31, 2006. On January 31, 2007 the Company announced that to fund the Company’s 2006 Equity Incentive Plan, a trust was established which has been authorized to purchase shares of the Company’s common stock in the open market with funds contributed by the Company. On February 23, 2007 the Company announced the independent trustee completed these purchases, all of which were made from time to time at the discretion of the independent trustee of the trust and amounted to 412,344 shares, or 4.0% of the Company’s issued and outstanding common stock. Stockholders approved the 2006 Equity Incentive Plan at the Company’s Special Meeting of Stockholders in November 2006, as described in Part I, Item 4. Information regarding securities authorized for issuance under equity compensation plans appears in Part III, Item 12(d) of this report.

Stock Performance Graph:  The following graph shows a comparison of cumulative total shareholder return (including reinvested dividends) on the Company’s common stock, with the cumulative total returns of both a broad-market index and a peer group index for the period October 26, 2005 (the date of the Company’s initial public offering) through December 31, 2006. The broad-market index chosen was the Nasdaq Market Index, and the peer group index chosen was the Nasdaq Bank Index and the SNL Thrift Index for Thrifts with Assets Between $500 million and $1 billion. The shareholder returns are measured based on an assumed investment of $100 on October 26, 2005.

Comparison Of Cumulative Total Return Among Legacy Bancorp,
Peer Group Index And Nasdaq Market Index

	10/26/05	12/31/06
Legacy Bancorp	100.00	121.64
Nasdaq Bank Index	100.00	112.95
Nasdaq Market Index	100.00	115.01
SNL Thrift $500M-$1B	100.00	123.56

A. The lines represent yearly index levels derived from compounded returns that include all dividends.

B. If the fiscal year end is not a trading day, the preceding day is used.

C. The Index level for all series was set to $100.00 on 10/26/05.

There can be no assurance that the Company’s common stock or the indices included above will continue in the future with the same or similar trend depicted in the graph. The Company will not make or endorse any predictions as to future stock performance.

Item 6.	Selected Financial Data

The following summary data is based in part on the consolidated financial statements and accompanying notes, and other schedules appearing elsewhere in this Form 10-K. Historical data is also based in part on, and should be read in conjunction with, prior filings with the SEC. Because shares had not been issued and outstanding during the entire year, earnings per share have not been reported for the year ended December 31, 2005 and prior.

	At or for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)

Selected Financial Data:
Total assets	$808,318	$778,330	$681,287	$634,978	$592,942
Loans, net(1)	578,802	547,626	505,344	465,903	372,121
Securities and other investments:	176,132	179,921	131,894	120,779	161,124
Deposits	518,248	474,464	450,868	422,521	419,175
Federal Home Loan Bank advances	127,438	145,923	159,704	131,250	97,617
Repurchase agreements	5,575	4,999	4,557	6,618	8,055
Total stockholders’ equity	149,997	146,166	59,447	56,335	54,276
Nonperforming loans	879	903	1,769	1,853	3,076
Selected Operating Data:
Total interest and dividend income	43,915	36,978	31,636	30,139	32,346
Total interest expense	20,339	15,054	12,102	11,852	15,266

Net interest income	23,576	21,924	19,534	18,287	17,080
Provision for loan losses	233	841	212	979	140

Net interest income after provision for loan losses	23,343	21,083	19,322	17,308	16,940
Non-interest income:
Service charges and fees	4,044	4,402	3,713	3,792	3,485
Gain (loss) on sales and dispositions of securities, net	(1,736)	(65)	116	29	(992)
Gain on sale of loans	210	236	278	331	484
FHLB prepayment restructuring charge	—	(2,351)	—	—	—
Gain on curtailment and termination of defined benefit plan	605	905
Other	329	274	328	268	154

Total non-interest income	3,452	3,401	4,435	4,420	3,131
Total non-interest expense	21,336	26,398	17,949	17,007	17,428

Income (loss)before income taxes	5,459	(1,914)	5,808	4,721	2,643
Provision for income taxes	2,653	297	2,254	1,731	890

Net income (loss)	2,806	(2,211)	3,554	2,990	1,753

Earnings per share	$0.29	n/a	n/a	n/a	n/a
Dividends per share	$0.12	n/a	n/a	n/a	n/a

	At or for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)

Selected Financial Ratios and Other Data:
Performance Ratios:
Return (loss) on average assets(2)	0.36%	(0.31)%	0.55%	0.49%	0.30%
Return (loss) on average equity(3)	1.92	(2.90)	6.12	5.40	3.34
Interest rate spread(4)	2.39	2.84	2.90	2.93	2.77
Net interest margin(5)	3.15	3.22	3.18	3.22	3.11
Efficiency ratio(6)	74.2	104.2	73.8	75.2	84.5
Non-interest expense to average assets	2.70	3.56	2.70	2.81	2.95
Average interest-bearing assets to interest-bearing liabilities	127.61	117.30	113.89	114.19	112.02
Dividend payout ratio	40.88	n/a	n/a	n/a	n/a
Regulatory Capital Ratios(7):
Equity to total assets	18.6%	18.8%	8.7%	8.9%	9.2%
Average equity to average assets	18.5	10.7	8.9	9.2	8.9
Total capital (bank only) to risk-weighted assets	18.9	20.0	12.6	12.8	14.5
Asset Quality Ratios:
Nonperforming assets to total assets	0.11%	0.12%	0.26%	0.29%	0.52%
Nonperforming loans to total loans	0.15	0.16	0.35	0.40	0.83
Allowance for loan losses to nonperforming loans	532.08	467.33	217.41	238.53	118.11
Allowance for loan losses to total loans	0.80	0.77	0.76	0.94	0.98
Share Data:
Book value per share — end of year	$14.55	$14.18	n/a	n/a	n/a
Tangible book value per share — end of year	14.25	13.88	n/a	n/a	n/a
Market price at year end	15.85	13.35	n/a	n/a	n/a

(1)	Includes loans held for sale.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets for the year.

(6)	The efficiency ratio represents non-interest expense for the year less expenses related to the amortization of intangibles divided by the sum of net interest income (before loan loss provision) plus non-interest income.

(7)	All capital ratios are as of the end of the year.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

General:  Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

Overview:  Legacy Bancorp, Inc. reported a net loss of $591,000, or $0.06 per diluted share for the quarter ended December 31, 2006, and net income of $2.8 million for the twelve months ended December 31, 2006. The fourth quarter loss is primarily a result of a partial balance sheet restructuring through the sale of approximately $64.5 million of bonds which were yielding an average of 3.89%. The Company incurred an after-tax loss of approximately $1.3 million on the sale of these bonds. Proceeds from the sale were reinvested in securities averaging 5.57%, and the transaction is expected to increase interest income by approximately $1.0 million in 2007. Furthermore, the Company incurred an additional $659,000 in tax expense in the fourth quarter of 2006 as a result of a reevaluation of the realizability of the deferred tax benefit resulting from the contribution of 763,600 shares of common stock to The Legacy Banks Foundation (the “Foundation”) in 2005. These non-core items were partially offset by a gain of $605,000 on the termination of the Bank’s defined benefit plan in the fourth quarter of 2006. The total shares outstanding resulted in a book value per share and tangible book value per share of $14.55 and $14.25, respectively, at December 31, 2006.

Dividend:  On March 8, 2007 the Company announced that its Board of Directors had declared a cash dividend of $0.04 per common share. The dividend will be paid on April 2, 2007 to stockholders of record as of March 20, 2007.

Stock-based compensation:  In accordance with the Company’s 2006 Equity Incentive Plan, approved by shareholders on November 1, 2006, the Company’s Compensation Committee awarded 892,200 stock options with an exercise price of $16.03 per share and 346,500 shares of restricted stock with a grant date fair value of $16.03 per share to directors and certain employees on November 29, 2006. The Stock Incentive Plan provides for total awards of 1,030,860 stock options and 412,344 shares of restricted stock, leaving 138,660 stock options and 65,844 shares of restricted stock available for future awards. The shares of common stock underlying any awards that are forfeited, cancelled, reacquired by Legacy Bancorp or otherwise terminated (other than by exercise), shares that are tendered or withheld in payment of the exercise price of any award, and shares that are tendered or withheld for tax withholding obligations will be added back to the shares of common stock with respect to which new awards may be granted under the plan.

Stock options awarded are for a term of ten years and will vest over a period of five years. Upon a change in control (as defined in the plan) or the death or disability of the individual to whom options or shares were awarded, all options and restricted shares awarded immediately vest. Of the options awarded, 274,940 were incentive stock options and 617,260 were non-statutory options. All 892,200 options granted during the fourth quarter remain outstanding at December 31, 2006, and no options have yet vested. The exercise price of all options outstanding is $16.03 and the weighted average remaining contractual life at the end of the period is 9.92 years. The following table presents the fair value and related assumptions using the Black-Scholes Option Pricing Model for stock options granted:

Fair Value	$3.98
Risk-free interest rate	4.54%
Expected dividend yield	0.75%
Expected volatility	13.53%
Expected life	6.5 years

All of the 346,500 shares awarded on November 29, 2006 vest over a five year period, and all remain unvested as of the end of the year. Additionally, there have been no forfeitures through December 31, 2006. The grant date fair value of these shares was $16.03.

For the quarter and year ended December 31, 2006, the Company recognized compensation cost on stock options of $237,985. The Company is employing an accelerated method of expense recognition for options, whereby compensation cost is measured on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. For restricted stock awards, the cost recognized during the quarter and year amounted to $179,174. The estimated amount and timing of compensation cost to be recognized for awards made to date under the plan is as follows

	2006	2007	2008	2009	2010	2011	Total
	(In thousands)

Stock Options	$238	$1,428	$827	$507	$291	$129	$3,420
Restricted Stock Awards	179	1,075	1,075	1,075	1,075	1,075	5,554

	$417	$2,503	$1,902	$1,582	$1,366	$1,204	$8,974

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

Our deposit pricing strategy is two fold. First, our LifePath product is important to our deposit mix. It requires customers to maintain a checking account as part of the relationship, the goal being to create multiple relationships with our customers to aid both profitability and customer retention. The LifePath savings product is structured and priced like a money market deposit or fund, except that it does not offer check writing. LifePath deposits amounted to $93.0 million as of December 31, 2006. Our experience with money market type deposit accounts has been that they become a long term, stable funding source at reasonable cost. The second component in our pricing strategy is to continuously offer a selection of special certificates of deposit with competitive interest rates that are tiered to the amount of the customer deposits.

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

Income Taxes:  Legacy Bancorp uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance related to deferred tax assets is established when, in management’s judgment, it is more likely than not that all or a portion of such deferred tax assets will not be realized. Deferred tax assets applicable to capital loss carryforwards of $536,000, $464,000 of which expires in 2007, and $72,000 of which expires in 2008, are recoverable only to the extent that capital gains can be realized during the carryforward period. The judgments applied by management consider the likelihood that capital gain income will be realized within the carryforward period in light of our tax planning strategies and changes in market conditions. As of December 31, 2005 a valuation allowance of $830,000 was established against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to The Legacy Banks

Foundation as part of the conversion. This allowance was increased by $659,000 to $1.5 million as of December 31, 2006, reflecting additional uncertainty of the utilization of the carryforward.

This discussion has highlighted those accounting policies that management considers to be critical; however all accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 1 to the consolidated financial statements to gain a better understanding of how our financial performance is measured and reported.

Net Interest Income:  Legacy Bancorp’s results of operations, or net income, are dependent mainly on net interest income, which is the difference between the income earned on its loan and investment portfolios and interest expense incurred on its deposits and borrowed funds. Net interest income represented 87.2% and 86.7% of our total revenue for the years ended December 31, 2006 and 2005, respectively. Our net interest margin was 3.15% and 3.22% for the year ended December 31, 2006 and 2005, respectively. The overall interest rate environment and changes in interest rates have a direct impact on net interest income. We utilize a rigorous asset and liability management process to manage interest rate risk. We monitor the interest rate environment and set interest rates on our deposit and loan products to effectively manage interest rate risk. To this end, we are aided by a quarterly review of critical assumptions, modeling projections, back testing of the model’s previous projections against actual results, analysis of changes, opportunities and risks associated with changes in market interest rates, and liquidity analysis. For a more detailed description of our asset and liability management process, see Item 7a: Quantitative and Qualitative Disclosures About Risk Management — Management of Market Risk”.

Non-Interest Expense:  Legacy Bancorp’s non-interest expense consists primarily of compensation and employee benefits, office occupancy, technology, marketing, general administrative expenses and income tax expense. We use the efficiency ratio (non-interest expense for the period minus expenses related to the amortization of intangible assets divided by the sum of net interest income (before the loan loss provision) plus non-interest income) and the expense ratio (non-interest expense to total average assets) as the primary measurements to monitor and control non-interest expense. For the year ended December 31, 2006, the efficiency and expense ratios were 74.2% and 2.70%, respectively. For the year ended December 31, 2005, the efficiency and expense ratios were 104.2% and 3.56%, respectively. The decrease in both ratios was primarily a result of the non-core expense items occurring in the fourth quarter of 2005, including the donation of Company stock to the Legacy Banks Foundation.

Net income:  Return on average assets (ROAA) is a primary measurement of net income relative to peer banks. It has been low in recent years relative to peer banks, but has shown improvement from 2002 through 2004. In 2005, the ROAA was negative, as expected, primarily as a result of the contribution to the Foundation as part of the mutual to stock conversion. In 2006, the ROAA was significantly impacted by the increase in operating expenses and pressure on the net interest margin due to the flat to partially inverted yield curve for much of the year. For the years ended December 31, 2006 and 2005 the ROAA was 0.36% and (0.31%), respectively. In addition to net interest income and non-interest expense, results of operations are also affected by fee income from banking and non-banking operations, provisions for loan losses, gains (losses) on sales of loans and securities available for sale, loan servicing income and other miscellaneous income.

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

Total Assets:  Total assets increased by $30.0 million, or 3.9%, from $778.3 million at December 31, 2005 to $808.3 million at December 31, 2006. This increase was largely the result of loan growth as described below.

Cash and Short-term Investments:  Overall, cash and short-term investments increased by $2.4 million, or 12.5%. Cash and correspondent bank balances decreased by $1.8 million, or 15.0% to $10.4 million as of December 31, 2006 compared to $12.3 million at December 31, 2005. Over the same period, short-term investments, comprised of federal funds sold and FHLB overnight deposits, increased $4.3 million, or 61.2%, from $7.0 million at December 31, 2005 to $11.2 million at December 31, 2006, mainly due to the receipt of funds on the last day of the year.

Securities:  Our investment portfolio aggregated $176.1 million at December 31, 2006, a decrease of $3.8 million, or 2.1%, from $179.9 million at December 31, 2005. This decrease was primarily related some security cash flow being used to fund loan growth, as well as the partial balance sheet restructuring undertaken at the end of 2006 where the Bank sold approximately $64.5 million of bonds which were yielding an average of 3.89% and incurred an after-tax loss of approximately $1.3 million, or $0.14 per share, on this sale. Proceeds from the sale were reinvested in securities averaging 5.57%, and the transaction is expected to increase interest income by approximately $1.0 million in 2007.

Net Loans:  Net loans as of December 31, 2006 were $578.8 million, an increase of $31.3 million, or 5.7%, over net loan balances of $547.5 million as of December 31, 2005. In particular, residential mortgage balances increased by $17.4 million, or 5.6% to $325.4 million, and the commercial real estate loan balances, including both loans within our market area as well as national commercial real estate loans increased $10.3 million, or 6.4% to $171.0 million. The Company opened a loan production office in Colonie, New York in the third quarter of 2006 as part of its committed to the further expansion of its commercial lending business over the next several years.

Deposits:  Deposit growth continued in 2006 as deposits increased by $43.8 million to $518.2 million at December 31, 2006, an increase of 9.2% over a balance of $474.5 million at December 31, 2005. The largest increases came in certificates of deposit which increased by $39.6 million and LifePath Savings accounts which increased by $19.9 million. These increases were offset partially by decreases in regular savings, NOW accounts and certain demand accounts. The deposit increases overall were the result of the Bank’s continued marketing and promotional efforts in its market area, including the promotion of CD specials.

Borrowed Funds:  The Company relies on borrowings from the Federal Home Loan Bank of Boston (FHLBB) as an additional funding source as liquidity needs dictate. The balance of these borrowings will fluctuate depending on the Bank’s ability to grow deposits as well as the amount of loan demand in the market. Funds borrowed from the FHLBB decreased by $18.5 million, or 12.7% to $127.4 million at December 31, 2006 from a balance of $145.9 million as of December 31, 2005. The overall decline was primarily a result of the Bank success in growing deposits, as described above.

Retained Earnings:  Retained earnings increased by $3.8 million to $150.0 million at December 31, 2006, an increase of 2.6% from a balance of $146.2 million as of December 31, 2005. This increase was driven primarily by a contribution of $2.8 million from net income, as well as a decrease of $0.9 million in the unrealized loss on available for sale investment securities, primarily due to the restructuring of this portfolio, as previously discussed. These increases to equity were offset somewhat by the payment of four separate dividends of $286,000 each. Stockholders Equity was also impacted by the release of 54,979 shares of common stock within the Company’s ESOP.

Comparison of Operating Results For the Years Ended December 31, 2006 and 2005

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

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2006			2005			2004
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(Dollars in thousands)

Interest-earning assets:
Loans — Net(2)	$564,446	$35,905	6.36%	$523,696	$30,988	5.92%	$487,501	$27,405	5.62%
Investment securities	175,006	7,547	4.31%	137,180	5,324	3.88%	121,310	4,156	3.43%
Short-term investments	9,386	463	4.93%	19,139	666	3.48%	6,271	75	1.20%

Total interest-earning assets	748,838	43,915	5.86%	680,015	36,978	5.44%	615,082	31,636	5.14%
Non-interest-earning assets	41,187			37,740			36,159

Total assets	$790,025			$717,755			$651,241

Interest-bearing liabilities:
Savings deposits	$56,759	248	0.44%	$69,088	299	0.43%	$80,545	334	0.41%
LifePath Savings	78,628	3,049	3.88%	71,188	1,686	2.37%	40,338	748	1.85%
Money market	52,911	1,556	2.94%	59,016	952	1.61%	72,107	681	0.94%
NOW accounts	37,633	130	0.35%	39,507	85	0.22%	36,431	56	0.15%
Certificates of deposits	213,448	8,825	4.13%	177,613	5,230	2.94%	155,024	3,795	2.45%

Total interest-bearing deposits	439,379	13,808	3.14%	416,412	8,252	1.98%	384,445	5,614	1.46%
Borrowed Funds	147,421	6,531	4.43%	163,328	6,802	4.16%	155,602	6,488	4.17%

Total interest-bearing liabilities	586,800	20,339	3.47%	579,740	15,054	2.60%	540,047	12,102	2.24%
Non-interest-bearing liabilities	57,185			61,049			53,158

Total liabilities	643,985			640,789			593,205
Equity	146,040			76,966			58,036

Total liabilities and equity	$790,025			$717,755			$651,241

Net interest income		$23,576			$21,924			$19,534

Net interest rate spread(3)			2.39%			2.84%			2.90%
Net interest-earning assets(4)	$162,038			$100,275			$75,035

Net interest margin(5)			3.15%			3.22%			3.18%
Average interest-earning assets to interest-bearing liabilities			127.61%			117.30%			113.89%

(1)	Yields and rates for the years ended December 31, 2006, 2005 and 2004 are actual.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the twelve months ended December 31, 2006, 2005 and 2004.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended			Year Ended
	December 31, 2006 Vs. 2005			December 31, 2005 Vs. 2004
	Increase		Total	Increase		Total
	(Decrease) Due to		Increase	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)

Interest-earning assets:
Loans — Net	$2,515	$2,402	$4,917	$2,085	$1,498	$3,583
Investment securities	1,586	637	2,223	583	585	1,168
Short-term investments	(1,113)	910	(203)	307	284	591

Total interest-earning assets	2,988	3,949	6,937	2,975	2,367	5,342

Interest-bearing liabilities:
Savings deposits	(57)	6	(51)	(54)	19	(35)
Life Path	192	1,171	1,363	685	253	938
Money market	(86)	690	604	(93)	364	271
NOW accounts	(4)	49	45	4	25	29
Certificates of deposits	1,196	2,399	3,595	605	830	1,435

Total deposits	1,241	4,315	5,556	1,147	1,491	2,638
Borrowed Funds	(399)	128	(271)	202	112	314

Total interest-bearing liabilities	842	4,443	5,285	1,349	1,603	2,952

Change in net interest income	$2,146	$(494)	$1,652	$1,626	$764	$2,390

Net Income:  Net income for the year ended December 31, 2006 was $2.8 million, a bottom line increase of $5.0 million over 2005. Increases in net interest income and non-interest expense were further enhanced by decreases in non-interest expenses. The results for the year ended December 31, 2005 were significantly impacted by certain conversion related charges, including the contribution to the Legacy Banks Foundation and a $2.4 million FHLB prepayment restructuring charge, as discussed below.

Net Interest Income:  The tables above set forth the components of the Company’s net interest income, yields on interest earning assets and interest bearing liabilities, and the effect on net interest income arising from changes in volume and rate. Net interest income increased from $21.9 million in 2005 to $23.6 million in 2006. The increase of $1.7 million, or 7.5%, is due to a $61.8 million, or 61.6%, increase in average net interest-earning assets. This increase, primarily the result of the effects of the October 2005 mutual-to-stock conversion impacting 2006 for a full year, coupled with the 2006 loan growth, resulted in an increase in net interest income of $2.1 million. Additionally, a decrease of 7 basis points, or 2.2%, in the net interest margin had the effect of decreasing net interest income by $494,000.

Interest Income:  Interest and dividend income increased $6.9 million, or 18.8%, to $43.9 million for the year ended December 31, 2006 from $37.0 million for the year ended December 31, 2005. The increase was caused by a $68.8 million increase in average interest-earning assets, which had the effect of increasing interest income by $3.0 million. Loans increased on average by $40.8 million between the two periods, along with an increase in the average balances of investment securities of $37.8 million, partially offset by a decrease in short-term investments of $9.8 million. The average yield on loans increased from 5.92% for the year ended December 31, 2005 to 6.36% for the same period in 2006, and the overall yield on interest earning assets increased from 5.44% to 5.86% for the 2005 and 2006 periods, respectively, due to the general increase in market interest rates.

Interest Expense:  Interest expense for the year ended December 31, 2006 increased by $5.3 million or 35.1% to $20.3 million compared to interest expense of $15.1 million for the year ended December 31, 2005. The effect of an increase in interest-bearing liabilities, which grew by an average of $7.1 million in 2006, was to increase interest expense by $842,000, while an increase of 87 basis points, or 33.5%, in the average rates paid on interest-bearing liabilities increased interest expense by $4.4 million. The increase in interest-bearing liabilities was due to the Bank’s aggressive pursuit of deposits through higher rates being offered on certificate of deposits and success of the LifePath product, offset somewhat by decreases in the average balance of regular savings accounts and Federal Home Loan Bank borrowings for the periods. These additional deposits were utilized to fund loan growth.

Provision for Loan Losses:  The Bank records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb losses inherent in the loan portfolio. Refer to “Business — Asset Quality” for additional information about the Bank’s methodology for establishing its allowance for loan losses. The Bank recorded $233,000 and $841,000 in loan loss provisions during the years ended December 31, 2006 and 2005, respectively, representing a decrease of $608,000, or 72.3%. Provisions in both years were reflective of the realization of recoveries of $387,000 in 2006 and $147,000 in 2005. This decrease was also a reflection of both the amount and mix of loan growth as well as a continuous evaluation of the Bank’s methodology for the establishment of the allowance. At December 31, 2006, the allowance for loan losses totaled $4.7 million, or 0.80% of the loan portfolio, compared to $4.2 million, or 0.77%, of total loans at December 31, 2005.

Non-interest Income:  Non-interest income for the year ended December 31, 2006 increased by $75,000, or 2.2% to $3.5 million as compared to $3.4 million in 2005. There were several non-recurring items within non-interest income in both years. In 2006, the Bank incurred a $1.7 million loss on the sales of securities, primarily as a result of the partial balance sheet restructuring in the fourth quarter as described earlier. Non-interest income in 2005 was impacted by the $2.4 million restructuring charge to the FHLB on the prepayment of $19.5 million of longer-term advances. Additionally, the Company realized a gain on the curtailment and termination of the Bank’s defined benefit plan of $905,000 and $605,000 for the years ended December 31, 2005 and 2006, respectively. Customer service fees decreased by $512,000, or 15.3% primarily due to decreased commercial loan prepayment fees. Other changes include a $111,000 increase in portfolio management fees and a $51,000 increase in miscellaneous income, more than offsetting a decrease of $26,000 on the gain on sale of mortgages.

Non-interest Expense:  Non-interest expense decreased by $5.1 million or 19.2%, to $21.3 million for the year ended December 31, 2006, compared to $26.4 million for the same period in 2005. This decrease was primarily due to the 2005 charge of $7.6 million for the contribution to the Legacy Banks Foundation as part of the mutual to stock conversion. Absent this contribution in 2005, non-interest expenses would have increased by $2.6 million, or 13.7%. The Company experienced increases in most salaries and benefit categories and occupancy expenses, and expenses associated with being a public company, including audit, legal and consulting fees and fees related to complying with the provisions of the Sarbanes-Oxley Act of 2002.

Additionally, during the fourth quarter of 2006, the Company’s Compensation Committee awarded 892,200 stock options with an exercise price of $16.03 per share and 346,500 shares of restricted stock with a grant date fair value of $16.03 per share to directors and certain officers on November 29, 2006. These options and stock awards were granted in accordance with the Company’s 2006 Equity Incentive Plan approved by the shareholders on November 1, 2006. For more information regarding the 2006 Equity Incentive Plan refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Stock Based Compensation”.

Income Taxes:  Income tax expense was $2.7 million for the year ended December 31, 2006, an increase of $2.4 million, or 793.3%, compared to $297,000 for the year ended December 31, 2005. The combined federal and state effective tax rate changed significantly between the two years, from (15.3%) in 2005 to 48.6% in 2006 due to the improvement in net income, the disallowance of the 2005 net operating loss carryforwards in the state of Massachusetts, and an additional $659,000 in tax expense in the fourth quarter of 2006 as a result of a reevaluation of the realizability of the deferred tax benefit resulting from the contribution of 763,600 shares of common stock to The Legacy Banks Foundation in 2005.

Comparison of Operating Results For the Years Ended December 31, 2005 and December 31, 2004

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

Net Interest Income:  The tables above set forth the components of the Company’s net interest income, yields on interest earning assets and interest bearing liabilities, and the effect on net interest income arising from changes in volume and rate. Net interest income increased from $19.5 million in 2004 to $21.9 million in 2005. The increase of $2.4 million, or 12.2%, is due to a $25.2 million, or 33.6%, increase in average net interest-earning assets. This increase, primarily the result of the mutual-to-stock conversion coupled with loan growth, resulted in an increase in net interest income of $1.6 million. Additionally, an increase of 4 basis points, or 1.3%, in the net interest margin had the effect of increasing net interest income by $764,000.

Interest Income:  Interest and dividend income increased $5.3 million, or 16.9%, to $37.0 million for the year ended December 31, 2005 from $31.6 million for the year ended December 31, 2004. The increase was caused primarily by a $64.9 million increase in interest-earning assets, which had the effect of increasing interest income by $3.0 million. Net loans increased on average by $36.2 million between the two periods, along with an increase in the average balances of investment securities of $15.9 million and short-term investments of $12.9 million. The average yield on loans increased from 5.62% for the year ended December 31, 2004 to 5.92% for the same period in 2005, and the overall yield on interest earning assets increased from 5.14% to 5.44% for the 2004 and 2005 periods, respectively, due to the general increase in interest rates.

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

Provision for Loan Losses:  The Bank records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb losses inherent in the loan portfolio. Refer to “Business — Asset Quality” for additional information about the Bank’s methodology for establishing its allowance for loan losses. The Bank recorded $841,000 and $212,000 in loan loss provisions during the years ended December 31, 2005 and 2004, respectively. Provisions in both years were reflective of the realization of recoveries of $147,000 and $153,000 in the years ended December 31, 2005 and 2004, respectively. This increase was also a reflection of both the mix and amount of loan growth as well as a continuous evaluation of the Bank’s methodology for the establishment of the allowance. This evaluation led to the Bank increasing the loss provision for its growing national commercial real estate loan portfolio by 25 basis points in the fourth quarter of 2005. At December 31, 2005, the allowance for loan losses totaled $4.2 million, or 0.77% of the loan portfolio, compared to $3.9 million, or 0.76%, of total loans at December 31, 2004.

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

Within management, the responsibility for risk management rests with the Risk Management department, headed by the Vice President and General Counsel, other members of the department, and the senior officers responsible for lending, retail banking and human resources. The Risk Management department continually reviews the status of our risk management efforts, including reviews of internal and external audit findings, loan review findings, and the activities of the Asset/Liability Committee with respect to monitoring interest rate and liquidity risk. The Committee tracks any open items requiring corrective action with the goal of ensuring that each is addressed on a timely basis. The Vice President and General Counsel reports all findings of the Risk Management department directly to the Audit Committee of the Bank.

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

Legacy Banks’ Asset/Liability Committee, comprised of several members of senior management, is responsible for managing interest rate risk. On a quarterly basis, the Committee reviews with the board of directors its analysis of the Bank’s exposure to interest rate risk, the effect subsequent changes in interest rates could have on the Bank’s future net interest income, its strategies and other activities, and the effect of those strategies on the Bank’s operating results. The Committee is also actively involved in the Bank’s planning and budgeting process as well as in determining pricing strategies for deposits and loans.

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

The table below sets forth, as of December 31, 2006, the estimated changes in the Bank’s net interest income that would result from the designated twelve-month changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit run-off, and should not be relied upon as indicative of actual results.

Percentage Change in
Estimated Net Interest
Income Over 12 Months as
Compared to Flat Rates

400 basis point parallel increase in rates	(8.36)%
200 basis point parallel increase in rates	(4.30)%
Flat interest rates	—
200 basis point parallel decrease in rates	3.71%
200 basis point steepening decrease in rates	5.01%

As indicated in the table above, the result of a 200 basis point parallel increase in interest rates is estimated to decrease net interest income by 4.3% over a 12-month horizon, when compared to the flat rate scenario. For a 400 basis point parallel increase in the level of interest rates, net interest income is estimated to decline by 8.36% over a 12-month horizon, when compared against the flat rate scenario. Inherent in these estimates is the assumption that certain transaction and savings account deposit rates would not increase while certain money market and LifePath accounts would increase by 90 to 100 basis points for each 100 basis point increase in market interest rates. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.

The estimated change in net interest income from the flat rate scenario for a 200 basis point parallel decline in the level of interest rates is an increase of 3.71%, which assumes little, if any, decrease in savings and interest-bearing checking rates, and an average decrease of 90 to 100 basis points in money market and LifePath rates, respectively, for each 100 basis point decrease in market interest rates. For a 200 basis point steepening decrease (the shorter end of the yield curve decreasing more than the longer end) in the level of interest rates, net interest income is estimated to increase by 5.01% over a 12-month horizon, when compared against the flat rate scenario. Effectively, in the declining interest rate scenario, Legacy Banks begins to reap some potential benefit of lower rates because the rates on its core deposit accounts decrease somewhat faster than the rates on interest earning assets. This simulation also incorporates the assumption that shorter-term FHLBB borrowings at December 31, 2006 are replaced mainly with borrowings with maturities averaging 2.5 years.

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

Liquidity Risk Management:  Liquidity risk, or the risk to earnings and capital arising from an organization’s inability to meet its obligations without incurring unacceptable losses, is managed by the Bank’s Chief Financial Officer, who monitors on a daily basis the adequacy of the Bank’s liquidity position. Oversight is provided by the Asset/Liability Committee, which reviews the Bank’s liquidity on a weekly basis, and by the board of directors of the Bank, which reviews the adequacy of our liquidity resources on a monthly basis.

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At December 31, 2006, cash and due from banks, short-term investments and debt securities maturing within one year totaled $65.9 million or 8.2% of total assets.

We also rely on outside borrowings from the Federal Home Loan Bank of Boston, as an additional funding source. Over the past several years, the Bank has expanded its use of Federal Home Loan Bank of Boston borrowings to fund growth in the loan portfolio and to assist in the management of its interest rate risk. Since December 31, 2005, Legacy has decreased Federal Home Loan Bank of Boston borrowings by $18.5 million to a total of $127.4 million outstanding as of December 31, 2006. On that date, we had the ability to borrow an additional $110.3 million from the Federal Home Loan Bank of Boston.

As described within this report, the Bank intends to grow its loan assets. The cash flow required to fund those potential increases in loans will likely be provided primarily by increases in deposits, as we implement our strategy to expand our franchise geographically and to increase our deposit market share in the areas served by the Bank at present. To the extent that cash flow provided by our deposit-gathering efforts does not completely fund increases in assets, we will likely borrow funds from the FHLBB to provide the necessary cash flow. The capital necessary to support future growth in assets is anticipated to be provided by our capital resources in hand, augmented over time by increases from net income, net of dividends paid, if any.

Contractual Obligations:  The following tables present information indicating various contractual obligations and commitments of the Bank as of December 31, 2006 and the respective maturity dates:

	December 31, 2006
			More Than	More Than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(Dollars in thousands)

Federal Home Loan Bank of Boston advances	$127,438	$33,500	$80,745	$7,950	$5,243
Securities sold under agreements to repurchase	5,575	5,575	—	—	—
Operating leases	814	200	317	87	210
Purchase commitments	1,695	1,695	—	—	—

Total contractual obligations	$135,522	$40,970	$81,062	$8,037	$5,453

Loan Commitments:  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about Legacy Banks’ loan commitments outstanding as of December 31, 2006:

	December 31, 2006
			More Than	More Than
		One	One Year	Three Years
		Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	years
	(Dollars in thousands)

Commitments to grant loans(1)	$30,579	$30,579	$—	$—	$—
Commercial loan lines-of-credit	13,652	13,652	—	—	—
Unused portion of home equity loans(2)	67,236	533	1,461	7,215	58,027
Unused portion of construction loans(3)	4,317	4,317	—	—	—
Unused portion of overdraft lines-of-credit(4)	4,068	—	—	—	4,068
Unused portion of personal lines-of-credit(5)	383	—	—	—	383
Standby letters of credit(6)	606	606	—	—	—
Other commitments and contingencies	8,135	8,135	—	—	—

Total loan commitments	$128,976	$57,822	$1,461	$7,215	$62,478

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of construction loans are available to the borrower for up to one year for development loans and up to one year for other construction loans.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.

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

The Bank addresses such risks through the establishment of comprehensive policies and procedures with respect to internal control, the management and operation of its information and communication systems, disaster recovery, and compliance with laws, regulations and banking “best practice.” Monitoring of the effectiveness of such policies and procedures is performed through a combination of the Bank’s internal audit program, through periodic internal and third-party compliance reviews, and through the ongoing attention of its managers charged with supervising compliance and operational control. Oversight of these activities is provided by the Risk Management department and the Audit Committee of the board of directors of the Bank.

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

Impact of Recent Accounting Pronouncements

Please refer to the note on Recent Accounting Pronouncements in Note 1 to the consolidated financial statements in Item 8 for a detailed discussion of new accounting pronouncements.

Item 8:	Financial Statements And Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — ON
CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of Legacy Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Legacy Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legacy Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Legacy Bancorp, Inc. internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Legacy Bancorp, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of Legacy Bancorp, Inc.’s internal control over financial reporting.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 13, 2007

LEGACY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2006	2005

ASSETS
Cash and due from banks	$10,442	$12,281
Short-term investments	11,202	6,951

Cash and cash equivalents	21,644	19,232
Securities and other investments	176,132	179,921
Loans held for sale	—	126
Loans, net of allowance for loan losses of $4,677 in 2006 and $4,220 in 2005	578,802	547,500
Premises and equipment, net	15,416	14,236
Accrued interest receivable	3,552	3,235
Goodwill, net	3,085	3,085
Net deferred tax asset	4,474	5,258
Bank-owned life insurance	4,424	4,153
Other assets	789	1,584

	$808,318	$778,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$518,248	$474,464
Securities sold under agreements to repurchase	5,575	4,999
Federal Home Loan Bank advances	127,438	145,923
Mortgagors’ escrow accounts	944	931
Accrued expenses and other liabilities	6,116	5,847

Total liabilities	658,321	632,164

Commitments and contingencies (Notes 6 and 11)
Stockholders’ Equity
Preferred Stock ($.01 par value, 10,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized, 10,308,600 issued and outstanding at December 31, 2006 and 2005)	103	103
Additional paid-in-capital	106,094	100,202
Unearned Compensation — ESOP	(9,519)	(10,252)
Unearned Compensation — Equity Incentive Plan	(5,375)	—
Retained earnings	58,863	57,202
Accumulated other comprehensive loss	(169)	(1,089)

Total stockholders’ equity	149,997	146,166

	$808,318	$778,330

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)

	Years Ended December 31,
	2006	2005	2004

Interest and dividend income:
Loans	$35,905	$30,988	$27,405
Securities and other investments:
Taxable	6,647	4,631	3,792
Tax-exempt	239	178	49
Dividends	661	515	315
Short-term investments	463	666	75

Total interest and dividend income	43,915	36,978	31,636

Interest expense:
Deposits	13,808	8,252	5,614
Federal Home Loan Bank advances	6,395	6,713	5,639
Other borrowed funds	136	89	849

Total interest expense	20,339	15,054	12,102

Net interest income	23,576	21,924	19,534
Provision for loan losses	233	841	212

Net interest income after provision for loan losses	23,343	21,083	19,322

Non-interest income:
Customer service fees	2,832	3,344	2,649
Portfolio management fees	1,001	890	839
Income from bank-owned life insurance	222	218	17
Insurance, annuities and mutual fund fees	211	168	225
(Loss) gain on sales/impairment of securities, net	(1,736)	(65)	129
Loss on sales/impairment of other investments, net	—	(24)	(13)
Gain on sales of loans, net	210	236	278
Gain on curtailment and settlement of defined benefit plan	605	905	—
FHLB prepayment restructuring charge	—	(2,351)	—
Miscellaneous	107	56	311

Total non-interest income	3,452	3,377	4,435

Non-interest expenses:
Salaries and employee benefits	11,897	10,964	10,164
Occupancy and equipment	2,482	2,211	2,122
Data processing	1,987	1,876	1,856
Professional fees	1,564	652	547
Advertising	747	694	598
Charitable contributions	10	7,846	168
Other general and administrative	2,649	2,155	2,494

Total non-interest expenses	21,336	26,398	17,949

Income (loss) before income taxes	5,459	(1,938)	5,808
Provision for income taxes	2,653	297	2,254

Net income (loss)	$2,806	$(2,235)	$3,554

Earnings per share
Basic	$0.29	n/a	n/a
Diluted	$0.29	n/a	n/a
Weighted average shares outstanding
Basic	9,559,791	n/a	n/a
Diluted	9,559,791	n/a	n/a

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 AND 2004
(Dollars in Thousands)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other	Total
	Common Stock		Paid-in	Compensation -	Equity	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Equity

Balance at December 31, 2003	—	$—	$—	$—	$—	$55,883	$452	$56,335

Comprehensive income:
Net income	—	—	—	—	—	3,554	—	3,554
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(442)	(442)

Total comprehensive income								3,112

Balance at December 31, 2004	—	$—	$—	$—	$—	$59,437	$10	$59,447
Comprehensive loss:
Net loss	—	—	—	—	—	(2,235)	—	(2,235)
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(1,099)	(1,099)

Total comprehensive loss								(3,334)

Issuance of common stock for initial public offering, net of expenses of $2.8 million	9,545,000	95	92,570	—	—	—	—	92,665
Issuance of common stock to Legacy Banks Foundation	763,600	8	7,628	—	—	—	—	7,636
Stock purchased by ESOP	—	—	—	(10,984)	—	—	—	(10,984)
Release of ESOP stock	—	—	4	732	—	—	—	736

Balance at December 31, 2005	10,308,600	$103	$100,202	$(10,252)	$—	$57,202	$(1,089)	$146,166
Comprehensive income:
Net income	—	—	—	—	—	2,806	—	2,806
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	1,471	1,471

Total comprehensive income								4,277

Cash dividends declared ($0.12 per share)	—	—	—	—	—	(1,145)	—	(1,145)
Establishment of stock incentive plan — restricted stock	—	—	5,554	—	(5,554)	—	—	—
Restricted stock expense	—	—	—	—	179	—	—	179
Stock option expense	—	—	238	—	—	—	—	238
Release of ESOP stock	—	—	100	733	—	—	—	833
Adjustment to initially apply FASB Statement No. 158, net of tax effect	—	—	—	—	—	—	(551)	(551)

Balance at December 31, 2006	10,308,600	$103	$106,094	$(9,519)	$(5,375)	$58,863	$(169)	$149,997

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$2,806	$(2,235)	$3,554
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	233	841	212
Net amortization (accretion) of securities	(1,058)	171	466
Depreciation and amortization expense	1,014	966	922
Loss (gain) on sales/impairment of securities, net	1,736	89	(116)
Gain on sales of foreclosed real estate, net		—	(86)
Gain on sales of loans, net	(210)	(236)	(278)
Loans originated for sale	(11,279)	(14,739)	(15,579)
Proceeds from sale of loans	11,615	22,578	15,889
Share-based compensation expense	417	—	—
Deferred tax provision (benefit)	271	(1,830)	(76)
Contribution of common stock to Charitable Foundation	—	7,636	—
Employee Stock Ownership Plan expense	833	736	—
Net change in:
Bank-owned life insurance	(271)	(465)	51
Accrued interest receivable	(317)	(446)	(96)
Other assets	795	(719)	(629)
Accrued expenses and other liabilities	(664)	239	1,267

Net cash provided by operating activities	5,921	12,586	5,501

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	69,414	4,551	2,323
Maturities, prepayments and calls	93,823	25,003	45,837
Purchases	(156,326)	(78,648)	(57,690)
Activity in held-to-maturity securities:
Maturities, prepayments and calls	—	66	—
Redemption (purchase) of Federal Home Loan Bank stock	57	(226)	(1,959)
Purchase of other investments	(1,500)	(827)	—
Maturities, prepayments and call of other investments	9	116	—
Loan originations and purchases, net of principal payments	(31,535)	(50,726)	(53,246)
Purchases of bank-owned life insurance	—	—	(3,000)
Redemption of bank-owned life insurance	—	198	789
Additions to premises and equipment	(2,194)	(1,425)	(376)
Proceeds from sales of foreclosed assets	—	—	1,275

Net cash used in investing activities	(28,252)	(101,918)	(66,047)

Cash flows from financing activities:
Net increase in deposits	43,784	23,513	28,347
Net decrease in securities sold under agreements to repurchase	576	442	(2,061)
Repayment of Federal Home Loan Bank advances	(159,974)	(174,534)	(117,097)
Proceeds from Federal Home Loan Bank advances	141,489	160,753	145,551
Net change in other secured borrowings	—	—	(806)
Net increase (decrease) in mortgagors’ escrow accounts	13	(89)	368
Net proceeds from Initial Public Offering (IPO)	—	92,665	—
Purchase of Common Stock in connection with Employee Stock Ownership Plan	—	(10,984)	—
Payment of dividends on common stock	(1,145)	—	—

Net cash provided by financing activities	24,743	91,766	54,302

Net change in cash and cash equivalents	2,412	2,434	(6,244)
Cash and cash equivalents at beginning of period	19,232	16,798	23,042

Cash and cash equivalents at end of period	$21,644	$19,232	$16,798

Supplemental cash flow information:
Interest paid on deposits	$14,360	$8,216	$5,535
Interest paid on Federal Home Loan Bank advances	7,397	6,757	5,568
Interest paid on other borrowed funds	136	89	849
Income taxes paid	2,025	2,460	2,385
Transfers from loans to foreclosed real estate	—	—	(1,189)
Non-cash reduction in other secured borrowings	—	—	12,372
Transfers from loans to loans held for sale	(126)	7,113	—

See accompanying notes to consolidated financial statements.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
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

Stock conversion

Pursuant to an Amended and Restated Plan of Conversion (the “Plan”) as approved by the Board of Directors on June 15, 2005, on October 26, 2005, Legacy Bancorp, Inc., a Delaware corporation became the holding company of Legacy Banks, a Massachusetts-chartered stock savings bank, in connection with the conversion of the holding company structure of Legacy Banks from mutual to stock form. Prior to October 26, 2005, Mutual Bancorp of the Berkshires, Inc., a Massachusetts-chartered mutual holding company (referred to herein as the “Predecessor”), owned all of the outstanding common stock of Legacy Group, Inc., the Massachusetts-chartered, mid-tier bank holding company of Legacy Banks (the “Mid-Tier”), and the Mid-Tier owned all of the outstanding common stock of Legacy Banks. Effective as of October 26, 2005, the Predecessor and the Mid-Tier merged out of existence, and the Company consummated the sale of 9,545,000 shares of its common stock to the public at a price of $10.00 per share, and contributed an additional 763,600 shares of its outstanding common stock to The Legacy Banks Foundation. Also on October 26, 2005, Legacy Banks issued all of its shares of common stock to the Company in exchange for 50% of the net proceeds of the public offering. Conversion costs of $2.8 million reduced the proceeds from the shares sold in the Conversion. During any period prior to October 26, 2005 the Company was newly organized and owned no assets. Therefore, the financial information for any period prior to October 26, 2005 presented in this report is that of Mutual Bancorp of the Berkshires, Inc. and its direct and indirect subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of deferred tax assets and other-than-temporary impairment losses.

Business

The Company provides a variety of financial services to individuals and businesses through its full service offices in Berkshire County and loan production office in Colonie, New York. Its primary deposit products are savings, checking and term certificate accounts and its primary lending products are consumer, residential and commercial mortgage loans. The Company also provides trust and investment management services through its portfolio management division, and offers insurance services through the Bank’s subsidiary, Legacy Insurance Services.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the Northeast region of the United States; specifically Western Massachusetts and Eastern New York. Notes 3 and 4 discuss the types of securities that the

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Company invests in. Note 5 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

Operating segments

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. Generally, financial information is to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management evaluates the Company’s performance and allocates resources based on a single segment concept. Accordingly, there are no separately identified material operating segments for which discrete financial information is available. The Company does not derive revenues from, or have assets located in foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Bank’s total revenues.

Reclassifications

Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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

The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are generally maintained on a non-accrual basis. Impairment is measured on a

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

loan by loan basis for commercial loans and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company generally does not separately identify individual consumer loans or residential mortgage loans for impairment disclosures

Other real estate owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from other real estate owned.

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

Bank-owned Life Insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value. Changes in cash surrender value are reflected in non-interest income on the consolidated statement of operations.

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

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance related to deferred tax assets is established when, in the judgement of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized (See Note 10.)

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Pension plan

In prior years, the Company had a non-contributory defined benefit plan providing pension benefits through membership in the Savings Banks Employees Retirement Association covering substantially all employees who meet certain age and service requirements. The compensation cost was recognized on the net periodic cost method over the employees’ approximate service period. The aggregate cost method was utilized for funding purposes. As of October 31, 2005, the Company elected to freeze the non-contributory defined benefit plan and the final distribution of assets was completed in the fourth quarter of 2006. See Note 13, Employee Benefit Plans.

Postretirement benefits other than pensions

The Company sponsors a master healthcare, dental and life insurance plan for a small group of current retirees. The cost of providing retiree healthcare and other postretirement benefits is recognized over the period the employee rendered service to the Company.

In September 2006, the Financial accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, (c) recognize, through other comprehensive income, net of tax changes in the funded status of the benefit plan that are not recognized as net periodic benefit cost, and (d) disclose additional information about certain affects on net periodic benefit cost for the next fiscal year that relate to the delayed recognition of certain benefit cost elements. The requirement to recognize the funded status of a benefit plan and provide additional disclosures is effective as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for the year ending December 31, 2008.

The following table illustrates the incremental effect of applying SFAS 158 on individual line items in the consolidated balance sheet as of December 31, 2006:

	Before		After
	Application of		Application of
	SFAS 158	Adjustments	SFAS 158

Prepaid pension benefit	$729	$(729)	$—
Net deferred tax asset	4,092	382	4,474
Total assets	808,665	(347)	808,318
Accrued pension benefit	1,002	204	1,206
Total liabilities	658,117	204	658,321
Accumulated other comprehensive income	382	(551)	(169)
Total stockholders’ equity	150,548	(551)	149,997

Advertising costs

Advertising costs are charged to earnings when incurred.

Portfolio management assets

Portfolio management assets held in fiduciary or agent capacity are not included in the accompanying consolidated balance sheets because they are not assets of the Company.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Earnings per share

Basic earnings per share is determined by dividing net income by the average number of net outstanding common shares for the period. The net outstanding common shares equals the gross number of common shares issued less unallocated shares of the Legacy Banks Employee Stock Ownership Plan (ESOP). Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all potential common shares have been issued by the Company. Potential common shares to be issued would include those related to outstanding options and unvested stock awards. Because shares were not issued until October 26, 2005, earnings per share have not been reported for the years ended December 31, 2005 and 2004.

Earnings per common share have been computed based upon the following:

Year Ended
December 31,
2006

Net income applicable to common stock	$2,806
Average number of shares outstanding	10,308,600
Less: average number of unallocated ESOP shares	(748,809)
Less: average number of unvested stock award shares	—

Average number of basic shares outstanding	9,559,791
Plus: average number of unvested stock award shares	—
Plus: average number of diluted shares based on stock options	—

Average number of diluted shares outstanding	9,559,791

Basic earnings per share	$0.29
Diluted earnings per share	$0.29

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

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Comprehensive income/loss (concluded)

The components of the change in other comprehensive income/loss and related tax effects are as follows:

	Years Ended December 31,
	2006	2005	2004

Change in net unrealized holding gains/losses on available for sale securities	$630	$(1,809)	$(574)
Reclassification adjustment for losses (gains) realized in income	1,736	(160)	(136)
Reclassification adjustment for impairment
losses recognized income	—	225	7

	2,366	(1,744)	(703)
Tax effect	(895)	645	261

Net-of-tax amount	1,471	(1,099)	(442)

Adjustment to initially apply SFAS No. 158	(933)	—	—
Tax effect	382	—	—

Net-of-tax amount	(551)	—	—

	$920	$(1,099)	$(442)

The components of other comprehensive income/loss and related tax effects are as follows:

	December 31,
	2006	2005	2004

Net unrealized holding gains/losses on available for sale securities	$684	$(1,682)	$62
Tax effects	(302)	593	(52)

Net-of-tax amount	382	(1,089)	10

Unrecognized net actuarial loss pertaining to Directors fee plan			(933)
Tax effect	382	—	—

Net-of-tax amount	(551)	—	—

	$(169)	$(1,089)	$10

The following amounts, included in accumulated other comprehensive income at December 31, 2006, are expected to be recognized as components of net periodic pension costs for the year ended December 31, 2007:

Actuarial loss	$—
Prior service cost or credit	$(5)
Transition asset or obligation	$4

Recent accounting pronouncements

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

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Concluded)

servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This Statement also requires additional disclosures for all separately recognized servicing rights, is effective for new transactions occurring and for subsequent measurement at the beginning of the Company’s 2007 calendar year. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on the Company’s consolidated financial Statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in the company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. SAB No. 108 is applicable to all financial statements issued by the Company for the year ended December 31, 2006.

On February 15, 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. Statement No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for the Company’s 2008 calendar year. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank of Boston. At December 31, 2006 and 2005 these reserve balances amounted to $1,000,000.

The bank is also required to maintain a minimum balance with a company that provides official and treasury check services to customers of the bank. The minimum balance requirement at December 31, 2006 and 2005 was $633,000 and $841,000, respectively.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

3.	SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	December 31,
	2006	2005

Federal funds sold	$8,296	$2,798
FHLB overnight deposits	1,756	2,153
Asset management fund	1,150	2,000

	$11,202	$6,951

4.	SECURITIES

Securities and other investments consist of the following:

	December 31,
	2006	2005

Securities available for sale, at fair value	$162,213	$167,436
Securities held to maturity, at amortized cost	97	97
Other equity securities, at cost:
Federal Home Loan Bank of Boston stock	8,999	9,056
Savings Bank Life Insurance Company of Massachusetts stock	1,709	1,709
Other investments	3,114	1,623

	$176,132	$179,921

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale
Debt securities:
Government-sponsored enterprises	$91,181	$33	$(308)	$90,906
Municipal	7,199	12	(37)	7,174
Corporate	2,971	8	(2)	2,977
Mortgage-backed	54,165	18	(345)	53,838

Total debt securities	155,516	71	(692)	154,895
Marketable equity securities	6,013	1,370	(65)	7,318

Total securities available for sale	$161,529	$1,441	$(757)	$162,213

Securities Held to Maturity
Other bonds and obligations	$97	$—	$—	$97

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

4.	SECURITIES — (Continued)

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale
Debt securities:
Government-sponsored enterprises	$95,613	$11	$(1,255)	$94,369
Municipal	6,061	7	(66)	6,002
Corporate	6,149	26	(14)	6,161
Mortgage-backed	56,896	12	(1,403)	55,505

Total debt securities	164,719	56	(2,738)	162,037
Marketable equity securities	4,399	1,004	(4)	5,399

Total securities available for sale	$169,118	$1,060	$(2,742)	$167,436

Securities Held to Maturity
Other bonds and obligations	$97	$—	$—	$97

The amortized cost and estimated fair value of debt securities, excluding mortgage-backed securities, by contractual maturity at December 31, 2006 is as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within 1 year	$53,478	$53,389	$—	$—
Over 1 year to 5 years	20,635	20,586	30	30
Over 5 years to 10 years	23,703	23,548	52	52
Over 10 years	3,535	3,534	15	15

Total bonds and obligations	101,351	101,057	97	97
Mortgage-backed	54,165	53,838	—	—

Total debt securities	$155,516	$154,895	$97	$97

For the years ended December 31, 2006, 2005 and 2004, proceeds from the sale of securities available for sale amounted to $69,414,000, $4,551,000 and $2,323,000 respectively. Gross gains of $296,000, $253,000 and $204,000, respectively, and gross losses of $2,032,000, $93,000 and $68,000, respectively, were realized on those sales.

At December 31, 2006 and 2005, the Company has pledged securities with an amortized cost of $7,408,000 and $8,237,000 respectively, and a fair value of $7,394,000 and $8,062,000 respectively, to a commercial bank, as collateral for repurchase agreements, and for its treasury tax and loan account.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

4.	SECURITIES — (Concluded)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

December 31, 2006:
Debt securities:
Government-sponsored enterprises	$208	$42,548	$100	$16,156
Municipal	4	1,013	33	4,238
Corporate	—	—	2	1,001
Mortgage-backed	166	33,835	179	14,147

Total debt securities	378	77,396	314	35,542
Marketable equity securities	65	970	—	—

Total temporarily impaired securities	$443	$78,366	$314	$35,542

December 31, 2005:
Debt securities:
Government-sponsored enterprises	$552	$35,105	$703	$23,578
Municipal	26	2,003	40	2,056
Corporate	14	1,522	—	—
Mortgage-backed	552	27,531	851	24,423

Total debt securities	1,144	66,161	1,594	50,057
Marketable equity securities	1	166	3	158

Total temporarily impaired securities	$1,145	$66,327	$1,597	$50,215

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2006, several debt securities have unrealized losses with aggregate depreciation of 0.6% from the Company’s amortized cost basis. These unrealized losses relate principally to government sponsored enterprises and mortgage backed securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the government sponsored agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As the unrealized losses are primarily interest rate related and management has the ability to hold debt securities until maturity or the foreseeable future, no declines are deemed to be other than temporary.

At December 31, 2006, fourteen marketable equity securities have unrealized losses with aggregate depreciation of 6.3% from the Company’s cost basis. Although some issuers may have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the declines in market value are other than temporary. In analyzing an issuer’s financial condition, management considers industry analysts’ reports as well as financial performance. Unrealized losses on marketable securities that are in excess of 40% of cost, and that have been sustained for more than six months, are generally recognized by management as being other than temporary and charged to earnings.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

5.	LOANS

A summary of the balances of loans follows:

	December 31,
	2006	2005

Mortgage loans on real estate:
Residential	$325,407	$308,008
Commercial	170,971	160,675
Home equity	56,856	58,640

	553,234	527,323

Other loans:
Commercial	22,903	20,579
Consumer and other	6,451	3,457

	29,354	24,036

Total loans	582,588	551,359
Net deferred loan costs	891	361
Allowance for loan losses	(4,677)	(4,220)

Loans, net	$578,802	$547,500

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2006	2005	2004

Balance at beginning of year	$4,220	$3,846	$4,420
Provision for loan losses	233	841	212
Recoveries	387	147	153
Loans charged-off	(163)	(614)	(939)

Balance at end of year	$4,677	$4,220	$3,846

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
	2006	2005	2004

Impaired loans with no valuation allowance	$—	$1,060	$2,254
Impaired loans with a valuation allowance	2,319	—	891

Total impaired loans	$2,319	$1,060	$3,145

Valuation allowance allocated to impaired loans	$374	$—	$179

Average investment in impaired loans	$2,253	$2,162	$2,364

Interest income recognized on impaired loans on a cash basis	$—	$—	$—

Non-accrual loans	$879	$903	$1,769

There were no loans past-due ninety days or more and still accruing at December 31, 2006, 2005 and 2004.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

5.	LOANS — (Concluded)

No additional funds are committed to be advanced in connection with impaired loans.

The Company has sold loans in the secondary market and has retained the servicing responsibility and receives fees for the services provided. Loans sold and serviced for others amounted to $8,603,000 and $10,444,000 at December 31, 2006 and 2005, respectively.

6.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,		Estimated
	2006	2005	Useful Lives

Premises:
Land	$1,252	$818
Buildings and improvements	14,926	14,821	5 - 39 Years
Furniture and equipment	6,357	5,926	3 - 10 Years
Construction in process	1,278	—

	23,813	21,565
Accumulated depreciation and amortization	(8,397)	(7,329)

	$15,416	$14,236

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 amounted to $1,014,000, $966,000 and $922,000, respectively.

Construction in process represents costs incurred to date in connection with the construction of two new branch locations in North Adams and Great Barrington, Massachusetts. Total additional committed expenditures for these projects amount to approximately $1,695,000 at December 31, 2006. The Company had no construction in process as of December 31, 2005.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

7.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2006	2005

Demand	$50,753	$53,109
Regular savings	50,939	63,335
LifePath Savings	93,017	73,151
Money market deposits	58,097	55,168
NOW deposits	37,553	41,439

Total non-certificate accounts	290,359	286,202

Term certificates less than $100,000	136,578	121,732
Term certificates of $100,000 or more	91,311	66,530

Total certificate accounts	227,889	188,262

Total deposits	$518,248	$474,464

A summary of certificate accounts by maturity, is as follows:

	December 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Within 1 year	$191,721	4.62%	$142,883	3.32%
Over 1 year to 3 years	32,301	4.55	42,822	3.63
Over 3 years to 5 years	3,867	4.72	2,557	4.14

	$227,889	4.61%	$188,262	3.40%

At December 31, 2006 and 2005, brokered certificates of deposit in the amount of $20,591,000 and $20,106,000, respectively, with a weighted average rate of 4.61% and 3.32%, respectively, are included in certificates of deposits.

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are funds borrowed from customers on an overnight basis that are secured by securities.

A summary of repurchase agreements is as follows:

	December 31,
	2006	2005

Repurchase agreements with customers	$5,575	$4,999

Fair value of securities underlying the agreements	$6,916	$7,592

Weighted average interest rate	2.92%	1.80%

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

9.	FEDERAL HOME LOAN BANK ADVANCES

A summary of outstanding advances from the Federal Home Loan Bank of Boston, by maturity, is as follows at December 31, 2006 and 2005:

				Weighted Average
	Amount			Interest Rate
Maturing During the Year Ending December 31,	2006		2005	2006	2005

2006	$—		$29,257	—%	3.88%
2007	33,500		23,500	4.62	4.23
2008	51,200		33,500	4.92	4.53
2009	29,545	*	28,459	4.29	3.86
2010	7,450		10,450	4.73	4.75
2011	500		15,500	4.81	4.83
Thereafter	5,243	*	5,257	3.19	3.19

	$127,438		$145,923	4.61%	4.22%

*	Includes amortizing advances requiring $69,000 in combined monthly principal and interest payments at December 31, 2006.

Certain advances have early call provisions in 2006 through 2012.

The Company also has an Ideal Way line of credit at the Federal Home Loan Bank in an amount up to $10,000,000. There were no advances under this line of credit as of December 31, 2006 or 2005. All borrowings from the Federal Home Loan Bank of Boston are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of certain first mortgage loans on owner-occupied residential property, and 90% of the market value of U.S. Government-sponsored enterprises.

10.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2006	2005	2004

Current tax provision:
Federal	$1,927	$1,665	$1,883
State	447	462	447

	2,374	2,127	2,330

Deferred tax benefit:
Federal	(372)	(2,551)	(47)
State	(8)	(109)	(29)

	(380)	(2,660)	(76)

Change in valuation reserve	659	830	—

	$2,653	$297	$2,254

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

10.	INCOME TAXES — (Continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2006	2005	2004

Statutory tax rate	34.0%	(34.0)%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	5.3	12.0	4.7
Dividends received deduction	(0.7)	(1.6)	(0.4)
Change in valuation reserve	12.1	42.8	—
Tax-exempt income	(1.2)	—	—
Stock option amortization	0.5	—	—
Other, net	(1.4)	(3.9)	0.5

Effective tax rates	48.6%	15.3%	38.8%

The components of the net deferred tax asset are as follows:

	December 31,
	2006	2005

Deferred tax assets:
Federal	$5,727	$5,548
State	1,022	922

	6,749	6,470
Valuation reserve	(1,489)	(830)

	5,260	5,640

Deferred tax liabilities:
Federal	(556)	(284)
State	(230)	(98)

	(786)	(382)

Net deferred tax asset	$4,474	$5,258

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

10.	INCOME TAXES — (Concluded)

The tax effects of each type of item that gives rise to deferred taxes are as follows:

	December 31,
	2006	2005

Net unrealized (gain) loss on securities available for sale	$(302)	$593
Depreciation and amortization	44	44
Deferred income	(365)	(152)
Allowance for loan losses	1,913	1,726
Employee benefit plans	1,435	1,385
Capital loss carryforward	488	169
Charitable contribution carryforward	2,278	2,237
Projected benefit obligation — Directors fee plan	382	—
Other	90	86
Valuation reserve	(1,489)	(830)

Net deferred tax asset	$4,474	$5,258

A summary of the change in the valuation reserve for deferred tax assets is as follows:

	December 31,
	2006	2005	2004

Balance at beginning of year	$830	$—	$—
Reserve for charitable contribution carryforward	659	830	—

Balance at end of year	$1,489	$830	$—

A federal income tax reserve of $830,000 was established in the fourth quarter of 2005 and increased by $659,000 in the fourth quarter of 2006 to reflect the uncertainty of fully utilizing a five-year charitable contribution carryforward of approximately $7,200,000. The carryforward was created primarily by the contribution of 763,600 shares of the Company’s common stock to the Legacy Banks Foundation as part of the mutual to stock conversion in 2005.

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

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

11.	COMMITMENTS AND CONTINGENCIES — (Continued)

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows at December 31, 2006 and 2005:

	December 31,
	2006	2005

Commitments to grant loans	$30,579	$11,914
Unused funds on commercial lines-of-credit	13,652	15,251
Unadvanced funds on home equity lines-of-credit	67,236	61,698
Unadvanced funds on construction loans	4,317	7,305
Standby letters-of-credit and other commitments	13,192	6,733

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

Standby letters-of-credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters-of-credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. Other commitments relate primarily to potential additional capital calls the Company is committed to contribute as part of its investment in certain limited partnerships.

FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. The Company considers standby letters of credit to be guarantees under FIN No. 45. The amount of the liability related to guarantees at December 31, 2006 and 2005 was not material.

Operating lease commitments

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2006, pertaining to banking premises and equipment, future minimum rent commitments are as follows:

Years Ending December 31,	Amount

2007	$200
2008	179
2009	138
2010	63
2011	24
Thereafter	210

$814

Total rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to $217,000, $181,000 and $158,000, respectively.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

11.	COMMITMENTS AND CONTINGENCIES — (Concluded)

Legal claims

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

Employment and change of control agreements

In connection with the Conversion in 2005, the Company entered into employment and change of control agreements with certain senior officers. The agreements provide for an annual base salary, subject to increase, and certain other benefits. They also guarantee customary corporate indemnification and insurance coverage under a standard directors’ and officers’ insurance policy throughout the employment term. The initial term of the agreements range from two to three years.

Commencing on the first anniversary date of the agreement, and continuing on each anniversary date thereafter, the term automatically renews for a successive term of three years or two years, unless either party gives notice not to renew. Following termination of the executive’s employment, the executive must adhere to non-competition and non-disclosure restrictions for one year, or for a period of time equal to the officer’s severance benefit, whichever is longer.

12.	MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimal capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. Prompt corrective action provisions are not applicable to savings and loan holding companies.

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of December 31, 2006 and 2005, the Bank met the capital adequacy requirements.

As of December 31, 2006 and 2005, Legacy Banks met the condition to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tire 1 risked-based, and Tier 1 leverage ratios as set forth in the following

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

12.	MINIMUM REGULATORY CAPITAL REQUIREMENTS — (Concluded)

tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2006
Total capital to risk weighted assets	$101,280	18.9%	$42,808	8.0%	$53,510	10.0%
Tier 1 capital to risk weighted assets:	95,825	17.9	21,404	4.0	32,106	6.0
Tier 1 capital to average assets:	95,825	12.5	22,906	3.0	38,177	5.0
December 31, 2005:
Total capital to risk weighted assets:	$100,794	20.0%	$40,375	8.0%	$50,468	10.0%
Tier 1 capital to risk weighted assets:	95,859	19.0	20,187	4.0	30,281	6.0
Tier 1 capital to average assets:	95,859	12.6	22,762	3.0	37,936	5.0

A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

	12/31/2006	12/31/2005

Total stockholders’ equity per consolidated financial statements	$149,997	$146,166
Adjustments for Bank Tier 1 capital:
Holding company equity adjustment	(51,259)	(48,271)
Net unrealized (gains) losses on available for sale securities	(376)	1,089
Impact of adoption of FAS No. 158	551	—
Disallowed goodwill and intangible assets and other adjustments	(3,088)	(3,125)

Total Bank Tier 1 capital	95,825	95,859
Adjustments for total capital:
Allowed unrealized gains on equity securities	581	450
Includable allowances for loan and commitment losses	4,874	4,485

Total Bank capital per regulatory reporting	$101,280	$100,794

The principal source of revenue for the Holding Company is dividends received from the Bank as well as interest from short-term investment securities. The Bank cannot pay any dividends that would cause it to have insufficient capital under regulatory guidelines.

13.	EMPLOYEE BENEFIT PLANS

Defined Benefit plan

The Company froze its defined benefit pension plan effective October 31, 2005. During 2005, the Company recorded a gain of $905,000 as a result of the curtailment of the plan. In 2006, the Company voted to terminate the plan with final settlement, including the distribution of all plan assets, which was completed in the fourth quarter of 2006. The Company recorded a gain of $605,000 as a result of the termination of the plan. Prior to this curtailment and termination, the Company provided pension benefits for eligible employees through a defined benefit pension

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

13.	EMPLOYEE BENEFIT PLANS — (Continued)

plan. Substantially all employees participated in the retirement plan on a non-contributing basis, and were fully vested after three years of service. Information pertaining to the activity in the plan is as follows:

	Plan Years Ended October 31,
	2006	2005

Change in plan assets:
Fair value of plan assets at beginning of year	$9,992	$9,425
Actual gain on plan assets	1,036	826
Employer contribution	—	—
Benefits paid	(10,990)	(259)
Plan expenses paid	(38)	—

Fair value of plan assets at end of year	—	9,992

Change in benefit obligation:
Benefit obligation at beginning of year	10,450	11,205
Service cost	—	649
Interest cost	—	644
Plan amendment	540	(1,290)
Actuarial (loss)/gain	—	(499)
Benefits paid	(10,990)	(259)

Benefit obligation at end of year	—	10,450

Funded status	—	(458)
Unrecognized net actuarial loss	—	(147)
Transition obligation	—	—

Accrued pension cost	$—	$(605)

Accumulated benefit obligation	$—	$10,450

At October 31, 2005, the discount rate assumption used to determine the benefit obligation was 4.47%. The components of net periodic pension cost for the plan are as follows:

	Plan Years Ended October 31,
	2005	2004

Service cost — benefits earned during year	$648	$553
Interest cost on projected benefits	644	568
Expected return on plan assets	(754)	(684)
Net amortization of transition obligation and prior service cost	(30)	(30)
Recognized net actuarial (gain)loss	40	(13)

	$548	$394

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

13.	EMPLOYEE BENEFIT PLANS — (Continued)

Significant actuarial assumptions used in determining net periodic pension cost were as follows:

	Plan Years Ended October 31,
	2005	2004

Discount rate on benefit obligations	5.75%	6.25%
Rates of increase in compensation levels	4.50%	4.50%
Expected long-term rates of return on plan assets	8.00%	8.00%

The discount rate was selected to reflect the expected long-term rate of return based on prevailing yields on high quality fixed income investments.

The Company’s pension plan weighted average asset allocations at October 31, 2005, were as follows:

Percentage of
Plan Assets at
Asset Category	October 31, 2005

Equity securities	65%
Debt securities	35

Total	100%

The Bank is a member of the Savings Banks Employees Retirement Association (“SBERA”) within which it maintained a defined benefit pension plan prior to termination in 2006. SBERA offered a common and collective trust as the underlying investment structure for pension plans participating in the Association. The target allocation mix for the common and collective trust portfolio called for an equity-based investment deployment range from 55% to 75% of total portfolio assets. The remainder of the portfolio was allocated to fixed income. The Trustees of SBERA, through the Association’s Investment Committee, selected investment managers for the common and collective trust portfolio. A professional investment advisory firm was retained by the Investment Committee to provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective was to diversify equity investments across a spectrum of investment types (e.g., small cap, large cap, international, etc.) and styles (e.g., growth, value, etc.).

Total defined benefit pension plan expense for the years ended December 31, 2005 and 2004 amounted to $503,000 and $451,000 respectively.

Defined contribution plan

The Company has a 401(k) plan whereby each employee reaching the age of 21 and having completed at least 1,000 hours of service in one twelve-month period, beginning with such employee’s date of hire, automatically becomes a participant in the plan. The plan provides for voluntary contributions by participating employees up to 75% of their compensation, subject to certain limitations. The Company matches up to 100% of the first 5% contributed by the employee. Participants become fully vested in the Company paid portion after five years of service. Total defined contribution pension plan expense for the years ended December 31, 2006, 2005 and 2004 amounted to $278,000, $265,000, and $253,000 respectively.

Supplemental executive plans

The Bank adopted a Supplemental Executive Retirement Plan in 2004 for the benefit of the Company’s Chief Executive Officer and Chief Operating Officer which provides for monthly benefits upon retirement, subject to certain limitations as set forth in the Plan. The present value of these future benefits is accrued over the executives’ required service periods, and the expense for the years ended December 31, 2006, 2005 and 2004 amounted to $669,000, $431,000 and $428,000, respectively.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

13.	EMPLOYEE BENEFIT PLANS — (Continued)

Employee Stock Ownership plan

As part of the mutual to stock conversion in 2005, the Bank established an Employee Stock Ownership (“ESOP”) Plan. The plan awards shares of the Company’s common stock to eligible employees primarily based on their compensation. The Company contributed funds to a subsidiary to enable it to grant a 15-year loan to the ESOP to enable it to purchase shares of the Company’s common stock in the open market following completion of the offering. As of December 31, 2005, the ESOP completed its open market purchases bringing the total shares purchased to 824,688, or 8% of the 10,308,600 shares outstanding on that date. During 2005 the Company’s Board of Directors elected to fund a full year’s payment on this loan. This plan is a tax-qualified retirement plan for the benefit of all Company employees.

At December 31, 2006, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount

2007	$477
2008	508
2009	545
2010	582
2011	623
Thereafter	6,807

$9,542

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

Shares held by the ESOP include the following:

	December 31,
	2006	2005

Allocated	109,958	54,979
Unallocated	714,730	769,709

	824,688	824,688

Unearned ESOP shares are not considered outstanding for calculating net income per common share and are presented as unallocated common shares held by ESOP, as a reduction in stockholders’ equity in the statement of financial condition. As ESOP shares are earned by participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. Total compensation expense recognized in connection with the ESOP for the year ended December 31, 2006 and 2005 was $833,000 and $736,000, respectively.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

13.	EMPLOYEE BENEFIT PLANS — (Concluded)

Director fee continuation plan

Effective October 26, 2005, the Company established an unfunded director fee continuation plan which provides certain benefits to all eligible non-employee members of the boards of directors of the Company and Bank upon retirement. Information pertaining to the activity in the plan follows:

	December 31,
	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of period	$1,121	$—
Benefit obligation at inception for prior service cost	—	1,006
Interest cost	65	9
Service cost	59	10
Actuarial gain (loss)	—	96
Benefits paid	(39)	—

Benefit obligation at end of period	1,206	1,121

Funded value of plan assets at end of year	—	—

Funded status	$(1,206)	$(1,121)
Unrecognized net actuarial loss	—	85
Unrecognized prior service cost	—	993

Accrued pension cost	$(1,206)	$(43)

Accumulated benefit obligation	$831	$773

The assumptions used to determine the benefit obligation and the benefit cost are as follows:

	At or For the Years
	Ended December 31,
	2006	2005

Discount rate	5.75%	5.75%
Rates of fee increase	5.00%	5.00%

The components of net periodic cost are as follows:

	Years Ended December 31,
	2006	2005

Service Cost	$59	$9
Interest Cost	65	10
Amortization of prior service cost	145	24

	$269	$43

Total expense recognized in connection with the Director fee continuation plan for the years ended December 31, 2006 and 2005 was $269,000 and $43,000, respectively.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

14.	POSTRETIREMENT HEALTH AND LIFE INSURANCE BENEFITS

The Company provides certain health and dental care and life insurance benefits for current retired employees. The components of net periodic postretirement costs follows:

	Years Ended December 31,
	2006	2005	2004

Interest cost on projected benefits	$36	$52	$57
Recognized net actuarial loss	—	12	12
Net amortization of transition obligation and prior service cost	(1)	4	5

	$35	$68	$74

The following table sets forth the components of the accrued postretirement benefit obligation recognized in the Company’s consolidated balance sheets:

	December 31,
	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of period	$624	$909
Interest cost	36	52
Actuarial gain (loss)	24	(261)
Benefits paid	(57)	(76)

Benefit obligation at end of period	$627	$624

Funded status	$(627)	$(624)
Unrecognized transition obligation	30	34
Unrecognized net actuarial loss	68	46
Unrecognized prior service cost	(41)	(46)

Accrued pension cost	$(570)	$(590)

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was an average of 5% at December 31, 2006, 2005 and 2004. The assumed discount rate used in determining the accumulated postretirement benefit obligation was an average of 5.75% at December 31, 2006, 2005 and 2004, respectively. The health care cost trend rate assumption has an effect on the amount reported; as an example a 1% increase in health care costs would increase expenses by approximately $4,000 in 2006, 2005 and 2004.

Estimated future benefit payments for the Plan year beginning January 1 are as follows:

2007	$57
2008	56
2009	55
2010	54
2011	53
2012-2016	246

Total postretirement benefit plan expense for the years ended December 31, 2006, 2005 and 2004 amounted to $70,000, $76,000, and $68,000, respectively.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

15.	EQUITY INCENTIVE PLAN

Stock options

Under the Company’s 2006 Equity Incentive Plan, approved by the Company’s shareholders at a special meeting on November 1, 2006, the Company may grant options to its directors, officers and employees for up to 1,030,860 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is 10 years. The vesting period is approximately five years from the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2006

Expected dividends	0.75%
Expected term	6.5 years
Expected volatility	13.53%
Risk-free interest rate	4.54%

The expected volatility is based on historical volatility. The risk-free interest rate for periods within the contractual life of the awards is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of 6.5 years is based on the simplified method calculation allowed for “plain-vanilla” share options granted prior to December 31, 2007. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

A summary of options under the Plan as of December 31, 2006, and changes during the year then ended, is presented below:

Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value

Outstanding at January 1, 2006	—	$—	—	$—
Granted	892,200	16.03	9.9	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2006	892,200	$16.03	9.9	$—

Exercisable at December 31, 2006	—	—	—	$—

The weighted-average grant-date fair value of options granted during 2006 was $3.98. For the year ended December 31, 2006, share-based compensation expense applicable to the Plan was $238,000, and the recognized tax benefit related to this expense was approximately $66,000. As of December 31, 2006, unrecognized stock-based compensation expense related to nonvested options amounted to $3,182,000. This amount is expected to be recognized over a weighted average period of 2.0 years.

Stock awards

Under the Company’s Employee Stock Award Plan, approved by the Company’s shareholders at a special meeting on November 1, 2006, the Company may grant stock awards to its directors, officers and employees for up to 412,344 shares of common stock. The stock awards vest at 20% per year. The fair market value of the stock allocations, based on the market price at the date of grant, is recorded as unearned compensation. Unearned

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

15.	EQUITY INCENTIVE PLAN — (Concluded)

compensation is amortized over the applicable vesting period. The Company recorded compensation cost related to stock awards of approximately $179,000 in 2006 and the recognized tax benefit related to this expense was approximately $65,000.

A summary of the status of the Company’s stock awards is presented below:

Weighted-
Average
Grant-Date
Nonvested Shares	Shares	Fair Value

Balance at beginning of year	—	$—
Granted	346,500	16.03
Vested	—	—
Cancelled	—	—
Forfeited	—	—

Balance at end of year	346,500	$16.03

As of December 31, 2006, there was approximately $5,554,000 of total unrecognized compensation cost related to nonvested stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.9 years.

16.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to directors and executive officers and their affiliates. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. All loans to directors and executive officers of the Company and their affiliates are performing in accordance with the contractual terms of the loans as of December 31, 2006 and 2005.

An analysis of activity of such loans on an individual basis to directors and executive officers of the Company and their affiliates is as follows:

	Years Ended December 31,
	2006	2005

Balance at beginning of year	$3,693	$3,878
Additions/change in status	392	495
Repayments	(848)	(680)

Balance at end of year	$3,237	$3,693

17.	RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any time is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

At December 31, 2006, the Bank’s retained earnings available for the payment of dividends was approximately $64,428,000. Accordingly, $34,310,000 of the Company’s equity in the net assets of the Bank was restricted at

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

17.	RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES — (Concluded)

December 31, 2006. Funds available for loans or advances by the Bank to the Company amounted to approximately $6,443,000.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Securities and other investments:  Fair values for securities, excluding FHLB and SBLI stock, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of FHLB stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank and SBLI stock was recorded at fair value at acquisition as determined by an appraisal performed by independent investment consultants retained by SBLI. The carrying amount of closely held stocks and other investments approximate fair value.

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

Deposits:  The fair values for non-certificate accounts are, by definition, equal to the amount payable on demand at the reporting date which is their carrying amount. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS — (Concluded)

Off-balance-sheet instruments:  The fair values of off-balance sheet instruments are immaterial.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$21,644	$21,644	$19,232	$19,232
Securities available for sale	162,213	162,213	167,436	167,436
Securities held to maturity	97	97	97	97
Federal Home Loan Bank of Boston stock	8,999	8,999	9,056	9,056
Savings Bank Life Insurance stock	1,709	1,709	1,709	1,709
Other investments	3,114	3,114	1,623	1,623
Loans and loans held for sale	578,802	578,568	547,626	551,076
Accrued interest receivable	3,552	3,552	3,235	3,235
Financial liabilities:
Deposits	518,248	517,688	474,464	472,899
Repurchase agreements	5,575	5,575	4,999	4,999
FHLB advances	127,438	126,685	145,923	145,237
Mortgagors’ escrow accounts	944	944	931	931

19.	PARENT COMPANY-ONLY CONDENSED FINANCIAL STATEMENTS

On October 26, 2005 the Company became the holding company of Legacy Banks in connection with the conversion of the holding company structure of the Bank from mutual to stock form. As part of this conversion, the predecessor mutual holding company, Mutual Bancorp of the Berkshires, and the former mid-tier holding company, Legacy Group, were merged into the Bank. Operating results for the Company in 2005 were insignificant. The condensed year end financial statement information pertaining only to the parent, Legacy Bancorp, Inc., is as follows:

BALANCE SHEETS

	December 31,
	2006	2005

Cash and short-term investments	$6,502	$3,896
Securities at fair value	34,310	32,688
Investment in common stock of Legacy Banks	98,738	98,007
Investment in common stock of LB Funding Corp.	9,271	9,876
Accrued interest receivable	317	—
Deferred tax asset	868	1,728
Other assets	2	—

Total Assets	$150,008	$146,195

Liabilities and Stockholders’ Equity
Accrued expenses	$11	$29
Stockholder’s equity	149,997	146,166

Total Liabilities and Stockholders’ Equity	$150,008	$146,195

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

19.	PARENT COMPANY-ONLY CONDENSED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENT OF OPERATIONS

Year Ended
December 31, 2006

Income:
Dividends from Legacy Banks	$4,000
Interest on securities	1,622
Interest on cash and short-term investments	168

Total Income	5,790
Operating expenses	1,129

Income before income taxes and equity in undistributed net income of subsidiaries	4,661
Income tax provision	919

Loss before equity in income of subsidiaries	3,742
Equity in undistributed loss of Legacy Banks	(1,327)
Equity in undistributed income of LB Funding	391

Net income	$2,806

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

19.	PARENT COMPANY-ONLY CONDENSED FINANCIAL STATEMENTS — (Concluded)

CONDENSED STATEMENT OF CASH FLOWS

Year Ended
December 31, 2006

Cash flows from operating activities:
Net income	$2,806
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss of Legacy Banks	1,327
Equity in undistributed income of LB Funding Corp.	(391)
Share-based compensation expense	417
Deferred tax provision	860
Net change in:
Accrued interest receivable	(317)
Other assets	(2)
Accrued expenses and other liabilities	(18)

Net cash provided by operating activities:	4,682

Cash flows from investing activities:
Activities in available-for-sale securities:
Maturities	69,000
Purchases	(70,622)

Net cash used by investing activities:	(1,622)

Cash flows from financing activities:
Payment of dividends on common stock	(1,145)
Other, net	691

Net cash provided by financing activities:	(454)

Net change in cash and cash equivalents	2,606
Cash and cash equivalents at beginning of year	3,896

Cash and cash equivalents at end of year	$6,502

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)
(Dollars in Thousands)

20.	QUARTERLY DATA (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2006 and 2005 are as follows:

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$11,409	$11,247	$10,848	$10,411	$10,304	$9,294	$8,870	$8,510
Interest expense	5,722	5,397	4,908	4,312	4,139	3,932	3,623	3,360

Net interest income	5,687	5,850	5,940	6,099	6,165	5,362	5,247	5,150
Provision (credit) for loan losses	(12)	(95)	176	164	365	99	130	247
Non-interest income	147	1,128	1,138	1,038	105	1,254	1,013	1,005
Non-interest expenses	5,782	5,011	5,298	5,244	13,097	4,405	4,510	4,386
Provision (benefit) for income taxes	655	759	591	648	(1,739)	832	622	582

Net income (loss)	$(591)	$1,303	$1,013	$1,081	$(5,453)	$1,280	$998	$940

Basic earnings (loss) per share	$(0.06)	$0.14	$0.11	$0.11	n/a	n/a	n/a	n/a
Diluted earnings (loss) per share	$(0.06)	$0.14	$0.11	$0.11	n/a	n/a	n/a	n/a

Results for the fourth quarter of 2006 were significantly impacted by a partial balance sheet restructuring through the sale of approximately $64.5 million of bonds which were yielding an average of 3.89%. The Company incurred an after-tax loss of approximately $1.3 million on the sale of these bonds. Furthermore, the Company incurred an additional $659,000 in tax expense in the fourth quarter of 2006 as a result of a reevaluation of the realizability of the deferred tax benefit resulting from the contribution of 763,600 shares of common stock to The Legacy Banks Foundation (the “Foundation”) in 2005. These items were partially offset by a gain of $605,000 on the termination of the Bank’s defined benefit plan in the fourth quarter of 2006. The Company began amortizing the costs of the 2006 Equity Incentive Plan in the fourth quarter of 2006.

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

Quarterly data may not sum to annual data due to rounding.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9a.	Controls And Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Legacy Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Legacy Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Legacy Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Legacy Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Legacy Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Legacy Bancorp, Inc. and our report dated March 13, 2007 expressed an unqualified opinion.

/s/  Wolf & Company, P.C.

Boston, Massachusetts
March 13, 2007

Item 9b.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information concerning the directors of the Company, the information contained under the sections captioned “Proposal 1 — Election of Directors” in the Legacy Bancorp, Inc. Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference. For information regarding the Company’s Code of Conduct, see “Exhibit 14 — Code of Ethics”.

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

Richard M. Sullivan is Senior Vice President of Legacy Bancorp and Legacy Banks. He has also been a Vice President of Legacy Banks since he joined the Bank in 2001. He is Division Executive of Legacy Real Estate Finance, the Bank’s national commercial real estate lending group. He also serves as President of The Legacy Banks Foundation.

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

(d) Changes in Control Equity Incentive Plan Information

The following table sets forth information, as of December 31, 2006, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	the First Column)

Equity compensation plans approved by security holders	892,200	$16.03	138,660
Equity compensation plans not approved by security holders	—	—	—

Total	892,200	$16.03	138,660

Item 13.	Certain Relationships And Related Transactions, and Director Independence

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

Date: March 16, 2007

/s/ Michael A. Christopher
Michael A. Christopher
Chief Operating Officer and President

Date: March 16, 2007

/s/ Stephen M. Conley
Stephen M. Conley
Senior Vice President, Chief Financial Officer and
Treasurer (Principal Accounting Officer)

Date: March 16, 2007

/s/ Eugene A. Dellea
Eugene A,. Dellea
Director

Date: March 16, 2007

/s/ David L. Klausmeyer
David L. Klausmeyer
Director

Date: March 16, 2007

/s/ Gary A. Lopenzina
Gary A. Lopenzina
Director

Date: March 16, 2007

/s/ Anne W. Pasko
Anne W. Pasko
Director

Date: March 16, 2007

/s/ Robert B. Trask
Robert B. Trask
Director

Date: March 16, 2007

/s/ Dorothy B. Winsor
Dorothy B. Winsor
Director

Date: March 16, 2007

INDEX TO EXHIBITS

3.1		Certificate of Incorporation of Legacy Bancorp, Inc.(1)
3.2		Bylaws of Legacy Bancorp, Inc. (as amended)(1)
10.1		Legacy Banks ESOP Trust Agreement(2)
10.2		ESOP Plan Document(2)
10.3		ESOP Loan Documents(2)
10	.4.1	Employment Agreement between Legacy Banks and J. Williar Dunlaevy(2)
10	.4.2	Employment Agreement between Legacy Banks and Michael A. Christopher(2)
10	.4.3	Employment Agreement between Legacy Banks and Steven F. Pierce(2)
10	.4.4	Employment Agreement between Legacy Banks and Stephen M. Conley(2)
10	.4.5	Employment Agreement between Legacy Banks and Richard M. Sullivan(2)
10	.5.1	Employment Agreement between Legacy Bancorp, Inc. and J. Williar Dunlaevy(2)
10	.5.2	Employment Agreement between Legacy Bancorp, Inc. and Michael A. Christopher(2)
10	.5.3	Employment Agreement between Legacy Bancorp, Inc. and Steven F. Pierce(2)
10	.5.4	Employment Agreement between Legacy Bancorp, Inc. and Stephen M. Conley(2)
10	.5.5	Employment Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan(2)
10.8		Legacy Banks Employee Severance Compensation Plan(2)
10	.9.1	Legacy Banks Supplemental Executive Retirement Plan with J. Williar Dunlaevy(2)
10	.9.2	Legacy Banks Supplemental Executive Retirement Plan with Michael A. Christopher(2)
10.10		Director Fee Continuation Plan(2)
11.0		Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”
14.0		Code of Ethics
21.0		List of all subsidiaries of the Registrant
23.0		Consent of Independent Registered Public Accounting Firm
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of Stephen M. Conley
32		Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Registrants Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 filed October 27, 2005.

(2)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended.