Form 10-Q
period 2007-03-31
Legacy Bancorp, Inc.
filed 2007-05-10
CIK 1332199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Securities registered pursuant to section 12(b) of the Act: Common Stock ($0.01 par value per share)
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12(b)-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated Filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐    No ☑
The number of shares of Common Stock outstanding as of May 9, 2007 was 10,242,756.

LEGACY BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and due from banks	$9,904	$10,442
Short-term investments	14,758	11,202

Cash and cash equivalents	24,662	21,644
Securities and other investments	169,491	176,132
Loans held for sale	572	—
Loans, net of allowance for loan losses of $4,864 in 2007 and $4,677 in 2006	594,158	578,802
Premises and equipment, net	17,086	15,416
Accrued interest receivable	3,543	3,552
Goodwill, net	3,085	3,085
Net deferred tax asset	4,407	4,474
Bank-owned life insurance	4,445	4,424
Other assets	1,133	789

	$822,582	$808,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$518,030	$518,248
Securities sold under agreements to repurchase	4,432	5,575
Federal Home Loan Bank advances	148,751	127,438
Mortgagors’ escrow accounts	1,149	944
Accrued expenses and other liabilities	5,802	6,116

Total liabilities	678,164	658,321

Commitments and contingencies

Stockholders’ Equity
Preferred Stock ($.01 par value, 10,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized and 10,308,600 issued at March 31, 2007 and December 31, 2006; 10,242,756 outstanding at March 31, 2007, and 10,308,600 outstanding at December 31, 2006)	103	103
Additional paid-in-capital	100,906	106,094
Unearned Compensation — ESOP	(9,336)	(9,519)
Unearned Compensation — Equity Incentive Plan	(5,106)	(5,375)
Retained earnings	58,980	58,863
Accumulated other comprehensive loss	(49)	(169)
Treasury stock, at cost (65,844 shares at March 31, 2007 and no shares at December 31, 2006)	(1,080)	—

Total stockholders’ equity	144,418	149,997

	$822,582	$808,318

See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Interest and dividend income:
Loans	$9,537	$8,513
Securities:
Taxable	2,039	1,763
Tax-Exempt	66	55
Short-term investments	156	80

Total interest and dividend income	11,798	10,411

Interest expense:
Deposits	4,098	2,701
Federal Home Loan Bank advances	1,611	1,575
Other borrowed funds	33	36

Total interest expense	5,742	4,312

Net interest income	6,056	6,099
Provision for loan losses	245	164

Net interest income after provision for loan losses	5,811	5,935

Non-interest income:
Customer service fees	716	654
Portfolio management fees	268	238
Income from bank owned life insurance	21	28
Insurance, annuities and mutual fund fees	47	30
Gain on sales of securities, net	88	40
Gain on sales of loans, net	48	39
Miscellaneous	10	9

Total non-interest income	1,198	1,038

Non-interest expenses:
Salaries and employee benefits	3,745	2,835
Occupancy and equipment	701	667
Data processing	514	481
Professional fees	284	369
Advertising	176	151
Other general and administrative	760	741

Total non-interest expenses	6,180	5,244

Income before income taxes	829	1,729

Provision for income taxes	327	648

Net income	$502	$1,081

Earnings per share
Basic	$0.05	$0.11
Diluted	$0.05	$0.11

Weighted average shares outstanding
Basic	9,564,801	9,539,044
Diluted	9,565,833	9,539,044
See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Dollars in thousands)
(Unaudited)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other		Total
	Common Stock		Paid-in	Compensation -	Equity	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock <1>	Equity
Balance at December 31, 2005	10,308,600	$103	$100,202	$(10,252)	$—	$57,202	$(1,089)	$—	$146,166

Comprehensive income (loss):
Net Income	—	—	—	—	—	1,081	—	—	1,081
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(369)	—	(369)

Total comprehensive income									712

Cash dividend declared ($0.03 per share)	—	—	—	—	—	(309)	—	—	(309)
Release of ESOP stock	—	—	14	183	—	—	—	—	197

Balance at March 31, 2006	10,308,600	$103	$100,216	$(10,069)	$—	$57,974	$(1,458)	$—	$146,766

Balance at December 31, 2006	10,308,600	$103	$106,094	$(9,519)	$(5,375)	$58,863	$(169)	$—	$149,997
Comprehensive income:
Net income	—	—	—	—	—	502	—	—	502
Net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	120	—	120

Total comprehensive income									622

Cash dividends declared ($0.04 per share)	—	—	—	—	—	(385)	—	—	(385)
Common stock repurchased	—	—	(5,579)	—	—	—	—	(1,080)	(6,659)
Stock option expense	—	—	357	—	—	—	—	—	357
Restricted stock expense	—	—	—	—	269	—	—	—	269
Release of ESOP stock	—	—	34	183	—	—	—	—	217

Balance at March 31, 2007	10,308,600	$103	$100,906	$(9,336)	$(5,106)	$58,980	$(49)	$(1,080)	$144,418

<1> Treasury stock represents the unallocated portion of the Restricted Stock Awards
See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Quarters ended March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$502	$1,081
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	245	164
Net accretion of securities	(258)	(327)
Depreciation and amortization expense	262	249
Gain on sales or impairment of securities, net	(88)	(40)
Gain on sales of loans, net	(48)	(39)
Loans originated for sale	(2,820)	(2,795)
Proceeds from sale of loans	2,296	2,524
Share-based compensation expense	626	—
Employee Stock Ownership Plan expense	217	197
Net change in:
Bank-owned life insurance	(21)	(28)
Accrued interest receivable	9	(152)
Other assets	(344)	65
Accrued expenses and other liabilities	(314)	(128)

Net cash provided by operating activities	264	771

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	737	460
Maturities, prepayments and calls	23,316	27,307
Purchases	(17,317)	(24,028)
Activity in held-to-maturity securities:
Maturities, prepayments and calls	—	—
Redemption (purchase) of Federal Home Loan Bank stock	701	(494)
Purchase of other investments	(303)	—
Maturities, prepayments and call of other investments	40	118
Loan originations and purchases, net of principal payments	(15,601)	(10,083)
Additions to premises and equipment	(1,932)	(97)

Net cash used in investing activities	(10,359)	(6,817)

(continued)
See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Quarters ended March 31,
	2007	2006
	(Unaudited)
Cash flows from financing activities:
Net (decrease) increase in deposits	(218)	11,799
Net (decrease) increase in securities sold under agreements to repurchase	(1,143)	570
Repayment of Federal Home Loan Bank advances	(40,693)	(31,211)
Proceeds from Federal Home Loan Bank advances	62,006	33,266
Net increase in mortgagors’ escrow accounts	205	293
Repurchase of common stock	(6,659)	—
Payment of dividends on common stock	(385)	(309)

Net cash provided by financing activities	13,113	14,408

Net change in cash and cash equivalents	3,018	8,362

Cash and cash equivalents at beginning of period	21,644	19,232

Cash and cash equivalents at end of period	$24,662	$27,594

Supplemental cash flow information:
Interest paid on deposits	$4,220	$2,700
Interest paid on Federal Home Loan Bank advances	1,528	1,505
Interest paid on other borrowed funds	33	36
Income taxes paid	755	110
See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Basis of presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Legacy Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, LB Funding Corporation and Legacy Banks (the “Bank”). The accounts of the Bank include all of its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for interim periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2006.
2. Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (FAS) No. 156, “Accounting for Servicing of Financial Assets,” which amends FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for servicing of financial assets. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This Statement also requires additional disclosures for all separately recognized servicing rights and is effective for new transactions occurring and for subsequent measurement at the beginning of the entity’s first fiscal year that begins after September 15, 2006. The Company adopted the provisions of FAS No. 156 on January 1, 2007, electing to amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss. Accordingly, adoption of this Statement did not have material impact on the Company’s consolidated financial statements.
In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 was adopted by the Company on January 1, 2007 and did not have a material impact on the Company’s consolidated financial statements.
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
In September 2006, the FASB ratified the Emerging Task Force (“EITF”) consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is in the process of evaluating the potential impacts of adopting EITF 06-4 on its consolidated financial statements.

In February 2007, the FASB issued Statement of financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted if the Company makes the choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company does not expect to elect early adoption of SFAS 159 nor does it expect SFAS 159 to have a material impact on the Company’s consolidated financial statements.
3. Earnings Per Share
Basic earnings per share is determined by dividing net income by the weighted-average number of net outstanding common shares for the period. The net outstanding common shares equals the gross number of common shares issued less unallocated shares of the Legacy Banks Employee Stock Ownership Plan (“ESOP”), the average number of treasury shares and the average number of diluted shares based on restricted stock. Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all potential common shares have been issued by the Company. Potential common shares to be issued would include those related to outstanding options and unvested stock awards. Earnings per common share have been computed as follows:

	Three Months Ended March 31,
	2007	2006
Net income applicable to common stock	$502	$1,081

Average number of shares outstanding	10,308,600	10,308,600
Less: average unallocated ESOP shares	(714,577)	(769,556)
Less: average treasury shares	(28,190)	—
Less: average dilutive unvested restricted stock awards	(1,032)	—

Average number of basic shares outstanding	9,564,801	9,539,044

Plus: average dilutive unvested restricted stock awards	1,032	—
Plus: average diluted shares based on stock options	—	—

Average number of diluted shares outstanding	9,565,833	9,539,044

Basic earnings per share	$0.05	$0.11
Diluted earnings per share	$0.05	$0.11
4. Dividends
On March 9, 2007, the Company declared a cash dividend of $0.04 per common share which was paid on April 2, 2007 to shareholders of record as of the close of business on March 20, 2007.
5. Loan Commitments and other Contingencies
Outstanding loan commitments and other contingencies totaled $122.0 million at March 31, 2007, compared to $129.0 million as of December 31, 2006. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity and other lines of credit.
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis discusses the changes in financial position and results of operations of Legacy Bancorp, Inc. and subsidiaries, and should be read in conjunction with both the unaudited consolidated interim financial statements and the notes thereto, appearing in Part I, Item 1 of this report, as well as the “Management’s Discussion and Analysis” section included in the Company’s most recent Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2006.
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
Comparison of Financial Condition at March 31, 2007 and December 31, 2006
Overview: Total assets increased by $14.2 million, or 1.8%, from $808.3 million at December 31, 2006 to $822.6 million at March 31, 2007. This increase was due primarily to growth in the net loan portfolio, excluding loans held for sale, of $15.4 million, or 2.7% to $594.2 million at March 31, 2007, as well as growth in cash and cash equivalents of $3.0 million, or 13.9% to $24.7 million at March 31, 2007. Offsetting these increases was a decrease in investment securities of $6.6 million, or 3.8% to $169.5 million at March 31, 2007. These changes are discussed further below.
Investment Activities: Cash and short term investments increased by $3.0 million, or 13.9%, from $21.6 million at December 31, 2006 to $24.7 million at March 31, 2007. The increase was mainly in the area of short-term investments and was attributable to the receipt of certain money market and other deposits on the last day of the quarter. Securities and other investments decreased $6.6 million, or 3.8%, to $169.5 million at March 31, 2007. The decreases were in the Company’s portfolio of mortgage-backed securities, obligations issued by government-sponsored enterprises and corporate obligations, as the funds were used to partially fund loan growth as well as the purchase of the Company’s common shares to fund the restricted stock piece of the 2006 Equity Incentive Plan. At March 31, 2007, the Company’s available-for-sale portfolio amounted to $156.0 million, or 19.0% of total assets. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At March 31, 2007		At December 31, 2006
	Amortized		Amortized	Fair
	Cost	Fair Value	Cost	Value
	(Dollars in Thousands)
Securities available for sale:
Government-sponsored enterprises	$89,431	$89,319	$91,181	$90,906
Municipal bonds	7,194	7,175	7,199	7,174
Corporate bonds and other obligations	1,470	1,480	2,971	2,977
Mortgage-backed securities	51,192	50,974	54,165	53,838

Total debt securities	149,287	148,948	155,516	154,895

Common stock	5,852	7,062	6,013	7,318

Total securities available for sale	155,139	156,010	161,529	162,213

Securities held to maturity:
Other bonds and obligations	97	97	97	97

Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	8,298	8,298	8,999	8,999
Savings Bank Life Insurance	1,709	1,709	1,709	1,709
Other investments	3,377	3,377	3,114	3,114

Total restricted equity securities and other investments	13,384	13,384	13,822	13,822

Total securities	$168,620	$169,491	$175,448	$176,132

Lending Activities: Total net loans, excluding loans held for sale, at March 31, 2007 were $594.2 million, an increase of $15.4 million, or 2.7%, from $578.8 million at December 31, 2006. The following table sets forth the composition of the Bank’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At March 31, 2007		At December 31, 2006
	Amount	Percent	Amount	Percent
		(Dollars in Thousands)
Mortgage loans on real estate:
Residential	$329,227	55.05%	$325,407	55.85%
Commercial	183,724	30.72	170,971	29.35
Home equity	54,780	9.16	56,856	9.76

	567,731	94.93	553,234	94.96

Other loans:
Commercial	22,757	3.80	22,903	3.93
Consumer and other	7,610	1.27	6,451	1.11

	30,367	5.07	29,354	5.04

Total loans	598,098	100.00%	582,588	100.00%

Other Items:
Net deferred loan costs	924		891
Unamortized premiums	—		—
Allowance for loan losses	(4,864)		(4,677)

Total Loans, net	$594,158		$578,802

Residential mortgages increased $3.8 million, or 1.2% in the three months ended March 31, 2007 while commercial real estate and commercial other loans increased $12.6 million, or 6.5% from $193.9 million at December 31, 2006 to $206.5 million at March 31, 2007. The Company has been very encouraged by the activity in its loan production office which opened in June 2006 in the Albany-Troy-Schenectady, New York market and contributed significantly to the growth in the first quarter.
Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. No interest income from these loans was recorded in net income for the three months ended March 31, 2007 while they were on non-accrual status. If the non-accrual loans had been current, the gross interest income that would have been recorded is equal to approximately $33,000 for the three month period ended March 31, 2007. At March 31, 2007 the Bank had five troubled debt restructurings (loans for which a portion of interest or principal has been forgiven or the loans have been modified at an interest rate less than current market rates), all to one borrower, totaling approximately $938,000 and $943,000 at March 31, 2007 and December 31, 2006, respectively. The interest income recorded from these loans amounted to approximately $21,000 for the three month period ended March 31, 2007.

	At March 31,	At December 31,
	2007	2006
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$489	$483
Commercial mortgage	346	179
Commercial	640	132
Home equity, consumer and other	56	85

Total non-accrual loans	1,531	879

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—
Commercial mortgage	—	—
Commercial	—	—
Home equity, consumer and other	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing assets	$1,531	$879

Troubled debt restructurings	$938	$943

Ratios:
Non-performing loans to total loans	0.26%	0.15%
Non-performing assets to total assets	0.19%	0.11%
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
The allowance consists of allocated, general and unallocated components. The allocated component relates to loans that are classified as either doubtful, substandard or special mention and are also classified as impaired. For such loans, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of the loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general losses in the portfolio.
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impaired loans are generally maintained on a non-accrual basis. Impairment is measured on a loan-by-loan basis for commercial loans and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank generally does not separately identify individual consumer and residential loans for impairment disclosures. At March 31, 2007, impaired loans totaled $4.2 million with a corresponding specific reserve allowance of $375,000.
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

	At or for the Three Months
	Ended March 31,
	2007	2006
	(Dollars in Thousands)
Balance at beginning of period	$4,677	$4,220

Charge-offs:
Mortgage loans on real estate:	—	—
Other loans:
Commercial	(40)	(4)
Consumer and other	(40)	(33)

Total other loans	(80)	(37)

Total charge-offs	(80)	(37)

Recoveries:
Mortgage loans on real estate		—
Other loans:
Commercial	7	97
Consumer and other	15	19

Total other loans	22	116

Total recoveries	22	116

Net (charge-offs) recoveries	(58)	79

Provision for loan losses	245	164

Balance at end of period	$4,864	$4,463

Ratios:
Net recoveries (charge-offs) to average loans outstanding — annualized	(0.04%)	0.06%
Allowance for loan losses to non-performing loans at end of period	317.70%	939.58%
Allowance for loan losses to total loans at end of period	0.81%	0.79%

Deposits: The following table sets forth the Bank’s deposit accounts (excluding escrow deposits) for the periods indicated:

	At March 31, 2007		At December 31, 2006
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)		(Dollars in Thousands)
Deposit type:
Demand	$51,457	9.93%	$50,753	9.79%
Regular savings	48,564	9.38	50,939	9.83
LifePath Savings	99,177	19.15	93,017	17.95
Money market deposits	51,971	10.03	58,097	11.21
NOW deposits	38,757	7.48	37,553	7.24

Total transaction accounts	289,926	55.97	290,359	56.02

Certificates of deposit	228,104	44.03	227,889	43.98

Total deposits	$518,030	100.00%	$518,248	100.00%

Deposits remained virtually flat at March 31, 2007 as compared to December 31, 2006, decreasing only $218,000 or 0.04%, to $518.0 million from $518.2 million as decreases in regular savings and certain money market accounts were offset by an increase in LifePath savings accounts. Certificates of deposit were virtually unchanged as well, and include brokered certificates of $16.4 million and $20.6 million at March 31, 2007 and December 31, 2006, respectively. LifePath Savings deposits increased $6.2 million, or 6.6% to $99.2 million.
Borrowings include borrowings from the Federal Home Loan Bank of Boston (FHLBB) as well as securities sold under agreements to repurchase, and have increased $20.2 million, or 15.2%, to $153.2 million at March 31, 2007. During the quarter the Bank took advantage of certain lower cost specials from the FHLBB to assist in funding loans as well as the purchase of the Company’s common shares to fund the restricted stock piece of the 2006 Equity Incentive Plan.
Stockholders’ Equity decreased by $5.6 million, or 3.7% during the first quarter of 2007 primarily due to the purchase of 412,344 shares of Company stock at an average price of $16.15 per share in order to fund the restricted stock portion of the 2006 Equity Incentive Plan. Total equity was positively impacted by a contribution of $502,000 from net income, the amortization of unearned compensation as well as a decrease of $120,000 in the unrealized loss on available for sale investment securities. These increases to equity were offset somewhat by the declaration of a dividend of $0.04 per share, or $385,000, during the quarter.
Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006
Net income for the three months ended March 31, 2007 was $502,000, a decrease of $579,000, or 53.6% from $1.1 million for the same period in 2006. This decrease was primarily due to an increase in non interest expenses of $936,000, or 17.8% as compared to the three months ended March 31, 2006 as well as an increase in the provision for loan losses of $81,000. These decreases were offset by an increase in non-interest income of $160,000 as well as a decrease in tax provision of $321,000. All of these changes are discussed below.
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

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net (2)	$584,730	$9,537	6.52%	$551,127	$8,513	6.18%
Investment securities	167,049	2,105	5.04%	176,233	1,818	4.13%
Short-term investments	12,890	156	4.84%	7,334	80	4.36%

Total interest-earning assets	764,669	11,798	6.17%	734,694	10,411	5.67%
Non-interest-earning assets	40,697			41,861

Total assets	$805,366			$776,555

Interest-bearing liabilities:
Savings deposits	$50,545	53	0.42%	$62,205	67	0.43%
LifePath Savings	95,840	979	4.09%	72,524	562	3.10%
Money market	48,294	390	3.23%	51,879	306	2.36%
NOW accounts	35,581	55	0.62%	38,166	21	0.22%
Certificates of deposits	228,583	2,621	4.59%	197,220	1,745	3.54%

Total interest-bearing deposits	458,843	4,098	3.57%	421,994	2,701	2.56%
Borrowed Funds	142,512	1,644	4.61%	151,627	1,611	4.25%

Total interest-bearing liabilities	601,355	5,742	3.82%	573,621	4,312	3.01%
Non-interest-bearing liabilities	56,259			55,645

Total liabilities	657,614			629,266
Equity	147,752			147,289

Total liabilities and equity	$805,366			$776,555

Net interest income		$6,056			$6,099

Net interest rate spread (3)			2.35%			2.66%

Net interest-earning assets (4)	$163,314			$161,073

Net interest margin (5)			3.17%			3.32%
Average interest-earning assets to interest-bearing liabilities			127.16%			128.08%

(1)	Yields and rates for the three months ended March 31, 2007 and 2006 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended March 31, 2007 and 2006.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Three Months Ended March 31,
	2007 vs. 2006
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net	$538	$486	$1,024
Investment securities	(89)	376	287
Short-term investments	66	10	76

Total interest-earning assets	515	872	1,387

Interest-bearing liabilities:
Savings deposits	(12)	(2)	(14)
Life Path	210	207	417
Money market	(19)	103	84
NOW accounts	(1)	35	34
Certificates of deposits	306	570	876

Total deposits	484	913	1,397
Borrowed Funds	(82)	115	33

Total interest-bearing liabilities	402	1,028	1,430

Change in net interest income	$113	$(156)	$(43)

Net interest income for the three months ended March 31, 2007 was $6.1 million, a decrease of $43,000, or 0.7% over the same period of 2006 as the existing yield curve environment increased the cost of interest-bearing liabilities faster than the yields on interest-earning assets, as outlined below.
Interest income for the three months ended March 31, 2007 increased $1.4 million, or 13.3%, to $11.8 million as compared to $10.4 million in the same period of 2006. This increase was primarily due to an increase in average interest earning assets of $30.0 million, or 4.1% for the three months ended March 31, 2007. Average outstanding net loans increased $33.6 million, or 6.1% primarily as a result of the growth in mortgage and commercial loan portfolios as previously discussed. The average balance of investment securities decreased $9.2 million, or 5.2%, from the three month period ended March 31, 2006 as investment cash flow was used to partially fund loan growth and purchase shares of Company stock for the Equity Incentive Plan. The overall increase in average earning assets provided additional interest income of $515,000. The average yield on interest earning assets increased 50 basis points to 6.17% for the three months ended March 31, 2007, compared to 5.67% for the same period in 2006, accounting for additional interest income of $872,000.
Interest expense increased $1.4 million, or 33.2%, to $5.7 million for the three months ended March 31, 2007 as compared to $4.3 million during the same period in 2006. Average interest bearing liabilities in the first quarter of 2007 increased $27.7 million, or 4.8%, accounting for $402,000 of additional interest expense. The average cost of funds increased to 3.82% for the three month period ended March 31, 2007, an increase of 81 basis points, or 26.9% from a cost of funds of 3.01% for the same period in 2006, resulting in an increase in interest expense of $1.0 million.
Provision for loan loss expense increased $81,000 or 49.4% to $245,000 for the three months ended March 31, 2007, compared to a provision expense of $164,000 for the three months ended March 31, 2006. This increase was a reflection of both the difference in the amount of and the mix of loan growth, an analysis of the composition of the loan portfolios for the respective periods, and the difference in net charge-offs in 2007 as compared to net recoveries in the same period of 2006. At March 31, 2007, our total allowance for loan losses was $4.9 million, or 0.81% of total loans, compared to $4.7 million, or 0.80% of total loans at December 31, 2006 and $4.5 million, or 0.79% of total loans at March 31, 2006.
Non-interest income totaled $1.2 million for the three months ended March 31, 2007, an increase of $160,000, or 15.4% from the same period a year ago. Driving this was increases in portfolio management fees of $30,000, or 12.6% and net gains on the sale of securities of $48,000, or 120.0%. Additionally, customer services fees increased $62,000, or 9.5% mainly as a result of prepayment fees received on certain commercial loans.

Non-interest expense increased $936,000 or 17.8%, to $6.2 million for the three months ended March 31, 2007. Most of this increase was in salaries and employee benefits which increased by $910,000 or 32.1% due to new branch and lending personnel, as well as amortization expense of $626,000 related to the 2006 Equity Incentive Plan approved by shareholders in November 2006. The recent opening of a replacement branch in North Adams, Massachusetts and a new branch in Great Barrington, Massachusetts will serve to increase operating expenses in the near-term. Other increases in occupancy and equipment, advertising and data processing were generally offset by a decrease in professional fees.
Income tax expense decreased $321,000, or 49.5% to $327,000 for the three months ended March 31, 2007. The Company’s combined federal and state effective tax rate was 39.4%, an increase from 37.5% for the same period in 2006 due primarily to higher permanent book-tax differences attributable to the non-deductible portion of the 2006 Equity Incentive Plan expense.
Minimum Regulatory Capital Requirements: As of March 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s capital amounts and ratios as of March 31, 2007 (unaudited) and December 31, 2006 are presented in the table.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2007

Total capital to risk weighted assets	$101,517	18.2%	$44,578	8.0%	$55,723	10.0%
Tier 1 capital to risk weighted assets:	95,937	17.2	22,289	4.0	33,434	6.0
Tier 1 capital to average assets:	95,937	12.5	23,045	3.0	38,408	5.0

December 31, 2006:

Total capital to risk weighted assets:	$101,280	18.9%	$42,808	8.0%	$53,510	10.0%
Tier 1 capital to risk weighted assets:	95,825	17.9	21,404	4.0	32,106	6.0
Tier 1 capital to average assets:	95,825	12.5	22,906	3.0	38,177	5.0
Contractual Obligations. Additional information relating to payments due under contractual obligations is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2006. The following tables present information indicating various contractual obligations and commitments of the Company as of March 31, 2007 and the respective maturity dates:

	March 31, 2007
			More than	More than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(Dollars in Thousands)
Federal Home Loan Bank of Boston advances	$148,751	$39,700	$85,061	$8,750	$15,240
Securities sold under agreements to repurchase	4,432	4,432	—	—	—

Total FHLBB advances and repurchase agreements	$153,183	$44,132	$85,061	$8,750	$15,240

Off-Balance Sheet Arrangements: Other than loan commitments and other contingencies shown below, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Bank’s loan commitments and other contingencies outstanding as of March 31, 2007:

	March 31, 2007
			More than	More than
			One Year	Three Years
		One Year	through	Through Five
	Total	or Less	Three Years	Years	Over Five years
	(Dollars in Thousands)
Commitments to grant loans (1)	$21,496	$21,496	$—	$—	$—
Commercial loan lines-of-credit	14,689	14,689	—	—	—
Unused portion of home equity loans (2)	68,318	477	1,662	8,084	58,095
Unused portion of construction loans (3)	4,625	4,625	—	—	—
Unused portion of overdraft lines-of-credit(4)	3,995	—	—	—	3,995
Unused portion of personal lines-of-credit(5)	456	—	—	—	456
Standby letters of credit(6)	606	606	—	—	—
Other commitments and contingencies(7)	7,832	7,832	—	—	—

Total loan commitments	$122,017	$49,725	$1,662	$8,084	$62,546

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of construction loans are available to the borrower for up to one year.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.

(7)	Other commitments relate primarily to potential additional capital calls the Company is committed to contribute as part of its investment in certain limited partnerships.
Item 3: Quantitative and Qualitative Disclosures about Market Risks
There has been no material change in the Company’s market risk during the three months ended March 31, 2007. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Bank to measure its interest rate risk.
Item 4: Controls and Procedures
Disclosure Controls and Procedures. The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of end of the period covered by this report, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
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
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors during the three months ended March 31, 2007. See the discussion and analysis of risk factors provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)	Repurchase of Our Equity Securities – A trust established under the Company’s 2006 Equity Incentive Plan purchased 412,344 shares in connection with anticipated awards of restricted stock under the Plan as approved by the Shareholders at a Special Meeting on November 1, 2006, as follows:

(d) Maximum Number or
			(c) Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly announced	Purchased Under the Plans
Period	Shares Purchased	Paid per Share	Plans or Programs	or Programs
January 1 – 31	—	—	—	412,344
February 1 – 28	412,344	$16.15	412,344	—
March 1 - 31	—	—	—	—
On April 25, 2007 the Company announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 515,430 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Any repurchases under the Stock Repurchase Program will be made through open market purchase transactions from time to time. The amount and exact timing of any repurchases will depend on market conditions and other factors, at the discretion of management of the Company, and it is intended that the Stock Repurchase Program will complete all repurchases within twelve months after its commencement. There is no assurance that the Company will repurchase shares during any period.
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

LEGACY BANCORP, INC.

Date: May 10, 2007	/s/ J. Williar Dunlaevy J. Williar Dunlaevy Chief Executive Officer and Chairman of the Board

Date: May 10, 2007	/s/ Stephen M. Conley

Stephen M. Conley
Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)