Form 10-K/A
period 2006-12-31
Legacy Bancorp, Inc.
filed 2007-06-07
CIK 1332199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
LEGACY BANCORP, INC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3135053 (IRS Employer Identification No.)
99 NORTH STREET
PITTSFIELD, MASSACHUSETTS 01201
(Address of principal executive offices) (Zip Code)
(413) 443-4421
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act: Common Stock ($0.01 par value per share) The NASDAQ Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.
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
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Se. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12(b)-2 of the Exchange Act.
Large accelerated filer ☐                    Accelerated Filer ☑                    Non-accelerated fil er ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☑.
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

EXPLANATORY NOTE:
This Amendment No. 1 on Form 10-K/A amends the Annual Report of Legacy Bancorp, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 16, 2007. This amendment is solely to amend Part IV, Item 15 of the Form 10-K by re-filing Exhibits 31.1 and 31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a), which contained an omission.
This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed. This Amendment No. 1 does not reflect events that have occurred after the original filing of the Annual Report on Form 10-K filed on March 16, 2007 and does not modify or update the disclosures in the Annual Report on Form 10-K as filed in any way except with regard to the specific modification to Exhibits 31.1 and 31.2, described in this Explanatory Note.
Therefore, this amendment only contains Exhibit 31.1 and 31.2 of Part IV, Item 15, as required by Rule 12b-15 under the Exchange Act.
Item 15: Exhibits And Financial Statement Schedules
See Index to Exhibits immediately following the signature page.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY BANCORP, INC.
Date: June 7, 2007	/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date: June 7, 2007	/s/ Stephen M. Conley
Stephen M. Conley
Chief Financial Officer, Senior Vice President and Treasurer

INDEX TO EXHIBITS

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Stephen M. Conley

4