Form 10-Q/A
period 2007-03-31
Legacy Bancorp, Inc.
filed 2007-06-07
CIK 1332199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
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

EXPLANATORY NOTE:
Item 6: Exhibits
SIGNATURES
INDEX TO EXHIBITS
Ex-31.1 Certification of J. Williar Dunlaevy
Ex-31.2 Certification of Stephen M. Conley

EXPLANATORY NOTE:
This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report of Legacy Bancorp, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2007, as filed with the Securities and Exchange Commission on May 10, 2007. This amendment is solely to amend Part II, Item 6 of the Form 10-Q by re-filing Exhibits 31.1 and 31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a), which contained an omission.
This Amendment No. 1 does not affect the original financial statements or footnotes as originally filed. This Amendment No. 1 does not reflect events that have occurred after the original filing of the Quarterly Report on Form 10-Q filed on May 10, 2007 and does not modify or update the disclosures in the Quarterly Report on Form 10-Q as filed in any way except with regard to the specific modification to Exhibits 31.1 and 31.2, described in this Explanatory Note.
Therefore, this amendment only contains Exhibit 31.1 and 31.2 of Part II, Item 6, as required by Rule 12b-15 under the Exchange Act.
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