Form 10-Q
period 2007-06-30
Legacy Bancorp, Inc.
filed 2007-08-08
CIK 1332199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
Large accelerated filer ☐           Accelerated Filer ☑           Non-accelerated filer☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock outstanding as of August 6, 2007 was 9,727,326.

LEGACY BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$11,813	$10,442
Short-term investments	7,164	11,202

Cash and cash equivalents	18,977	21,644

Securities and other investments	165,420	176,132
Loans held for sale	802	—
Loans, net of allowance for loan losses of $5,043 in 2007 and $4,677 in 2006	615,536	578,802
Premises and equipment, net	17,442	15,416
Accrued interest receivable	3,491	3,552
Goodwill, net	3,085	3,085
Net deferred tax asset	4,520	4,474
Bank-owned life insurance	14,363	4,424
Other assets	751	789

	$844,387	$808,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$550,234	$518,248
Securities sold under agreements to repurchase	4,219	5,575
Federal Home Loan Bank advances	141,063	127,438
Mortgagors’ escrow accounts	870	944
Accrued expenses and other liabilities	6,228	6,116

Total liabilities	702,614	658,321

Commitments and contingencies

Stockholders’ Equity
Preferred Stock ($.01 par value, 10,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized and 10,308,600 issued at June 30, 2007 and December 31, 2006; 10,011,356 outstanding at June 30, 2007, and 10,308,600 outstanding at December 31, 2006)	103	103
Additional paid-in-capital	101,288	106,094
Unearned Compensation — ESOP	(9,153)	(9,519)
Unearned Compensation — Equity Incentive Plan	(4,838)	(5,375)
Retained earnings	59,320	58,863
Accumulated other comprehensive loss	(388)	(169)
Treasury stock, at cost (297,244 shares at June 30, 2007 and no shares at December 31, 2006)	(4,559)	—

Total stockholders’ equity	141,773	149,997

	$844,387	$808,318

See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans	$10,003	$8,861	$19,541	$17,375
Securities:
Taxable	2,031	1,796	4,070	3,559
Tax-Exempt	66	60	132	115
Short-term investments	137	131	293	211

Total interest and dividend income	12,237	10,848	24,036	21,260

Interest expense:
Deposits	4,547	3,268	8,645	5,969
Federal Home Loan Bank advances	1,778	1,608	3,390	3,183
Other borrowed funds	29	32	62	68

Total interest expense	6,354	4,908	12,097	9,220

Net interest income	5,883	5,940	11,939	12,040
Provision for loan losses	193	176	438	340

Net interest income after provision for loan losses	5,690	5,764	11,501	11,700

Non-interest income:
Customer service fees	932	653	1,648	1,307
Portfolio management fees	295	261	563	499
Income from bank owned life insurance	100	26	122	53
Insurance, annuities and mutual fund fees	61	33	109	63
Gain on sales of securities, net	305	127	393	166
Gain on sales of loans, net	49	27	97	67
Miscellaneous	11	11	20	21

Total non-interest income	1,753	1,138	2,952	2,176

Non-interest expenses:
Salaries and employee benefits	3,826	2,951	7,571	5,785
Occupancy and equipment	713	605	1,414	1,272
Data processing	521	490	1,035	971
Professional fees	266	397	550	766
Advertising	269	237	444	388
Other general and administrative	748	618	1,508	1,361

Total non-interest expenses	6,343	5,298	12,522	10,543

Income before income taxes	1,100	1,604	1,931	3,333
Provision for income taxes	385	591	713	1,239

Net income	$715	$1,013	$1,218	$2,094

Earnings per share
Basic	$0.08	$0.11	$0.13	$0.22
Diluted	$0.08	$0.11	$0.13	$0.22

Weighted average shares outstanding
Basic	9,126,427	9,552,787	9,172,259	9,545,953
Diluted	9,153,185	9,552,787	9,197,331	9,545,953
See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Dollars in thousands)
(Unaudited)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other		Total
	Common Stock		Paid-in	Compensation -	Equity	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2005	10,308,600	$103	$100,202	$(10,252)	$—	$57,202	$(1,089)	$—	$146,166
Comprehensive income:
Net Income	—	—	—	—	—	2,094	—	—	2,094
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(939)	—	(939)

Total comprehensive income									1,155

Cash dividends declared ($0.06 per share)	—	—	—	—	—	(572)	—	—	(572)
Common stock held by ESOP committed to be released (27,490 shares)	—	—	38	366	—	—	—	—	404

Balance at June 30, 2006	10,308,600	$103	$100,240	$(9,886)	$—	$58,724	$(2,028)	$—	$147,153

Balance at December 31, 2006	10,308,600	$103	$106,094	$(9,519)	$(5,375)	$58,863	$(169)	$—	$149,997
Comprehensive income:
Net income	—	—	—	—	—	1,218	—	—	1,218
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(219)	—	(219)

Total comprehensive income									999

Cash dividends declared ($0.08 per share)	—	—	—	—	—	(761)	—	—	(761)
Common stock repurchased — Restricted stock portion of 2006 Equity Incentive Plan (412,344 shares)	(65,844)	—	(5,579)	—	—	—	—	(1,080)	(6,659)
Common stock repurchased — 5% Stock Repurchase Program announced April 2007	(231,400)	—	—	—	—	—	—	(3,479)	(3,479)
Stock option expense	—	—	714	—	—	—	—	—	714
Restricted stock expense	—	—	—	—	537	—	—	—	537
Common stock held by ESOP committed to be released (27,490 shares)	—	—	59	366	—	—	—	—	425

Balance at June 30, 2007	10,011,356	$103	$101,288	$(9,153)	$(4,838)	$59,320	$(388)	$(4,559)	$141,773

See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months ended June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$1,218	$2,094
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	438	340
Net accretion of securities	(507)	(598)
Depreciation and amortization expense	566	500
Gain on sales or impairment of securities, net	(393)	(166)
Gain on sales of loans, net	(97)	(67)
Loans originated for sale	(6,817)	(3,949)
Proceeds from sale of loans	6,112	3,955
Share-based compensation expense	1,251	—
Deferred tax provision	76	—
Employee Stock Ownership Plan expense	425	404
Net change in:
Bank-owned life insurance	(125)	(54)
Accrued interest receivable	61	(367)
Other assets	38	72
Accrued expenses and other liabilities	112	(79)

Net cash provided by operating activities	2,358	2,085

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	5,415	1,162
Maturities, prepayments and calls	44,006	51,097
Purchases	(37,921)	(50,044)
Redemption (purchase) of Federal Home Loan Bank stock	478	—
Purchase of other investments	(747)	(1,063)
Maturities, prepayments and call of other investments	40	154
Loan originations and purchases, net of principal payments	(37,172)	(26,228)
Purchases of bank-owned life insurance	(9,814)	—
Additions to premises and equipment	(2,592)	(252)

Net cash used in investing activities	(38,307)	(25,174)

(continued)
See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Six Months ended June 30,
	2007	2006
	(Unaudited)
Cash flows from financing activities:
Net increase in deposits	31,986	23,401
Net decrease in securities sold under agreements to repurchase	(1,356)	(499)
Repayment of Federal Home Loan Bank advances	(85,566)	(84,290)
Proceeds from Federal Home Loan Bank advances	99,191	90,346
Net increase in mortgagors’ escrow accounts	(74)	(26)
Repurchase of common stock	(10,138)	—
Payment of dividends on common stock	(761)	(572)

Net cash provided by financing activities	33,282	28,360

Net change in cash and cash equivalents	(2,667)	5,271

Cash and cash equivalents at beginning of period	21,644	19,232

Cash and cash equivalents at end of period	$18,977	$24,503

Supplemental cash flow information:
Interest paid on deposits	$4,456	$6,485
Interest paid on Federal Home Loan Bank advances	1,732	4,197
Interest paid on other borrowed funds	29	68
Income taxes paid	1,225	1,165
See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Legacy Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, LB Funding Corporation and Legacy Banks (the “Bank”). The accounts of the Bank include all of its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for interim periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2006.
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

In February 2007, the FASB issued Statement of financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted if the Company makes the choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company did not elect early adoption of SFAS 159 nor does it expect SFAS 159 to have a material impact on the Company’s consolidated financial statements.
3. Earnings Per Share
Basic earnings per share is determined by dividing net income by the weighted-average number of net outstanding common shares for the period. The net outstanding common shares equals the gross number of common shares issued less unallocated shares of the Legacy Banks Employee Stock Ownership Plan (“ESOP”), the average number of treasury shares and the number of unvested shares based on restricted stock awards. Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all potential common shares have been issued by the Company. Potential common shares to be issued would include those related to outstanding options and unvested stock awards. Earnings per common share have been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income applicable to common stock	$715	$1,013	$1,218	$2,094
Average number of shares issued	10,308,600	10,308,600	10,308,600	10,308,600
Less: average unallocated ESOP shares	(700,834)	(755,813)	(707,668)	(762,647)
Less: average treasury shares	(134,839)	—	(82,173)	—
Less: unvested restricted stock awards	(346,500)	—	(346,500)	—

Average number of basic shares outstanding	9,126,427	9,552,787	9,172,259	9,545,953

Plus: dilutive unvested restricted stock awards	26,758	—	25,072	—
Plus: diluted shares based on stock options	—	—	—	—

Average number of diluted shares outstanding	9,153,185	9,552,787	9,197,331	9,545,953

Basic earnings per share	$0.08	$0.11	$0.13	$0.22
Diluted earnings per share	$0.08	$0.11	$0.13	$0.22
4. Dividends
On June 6, 2007, the Company declared a cash dividend of $0.04 per common share which was paid on July 2, 2007 to shareholders of record as of the close of business on June 20, 2007.
5. Loan Commitments and other Contingencies
Outstanding loan commitments and other contingencies totaled $131.9 million at June 30, 2007, compared to $129.0 million as of December 31, 2006. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity and other lines of credit.
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
Comparison of Financial Condition at June 30, 2007 and December 31, 2006
Overview: Total assets increased by $36.1 million, or 4.5%, from $808.3 million at December 31, 2006 to $844.4 million at June 30, 2007. This increase was due primarily to growth in the net loan portfolio, excluding loans held for sale, of $36.7 million, or 6.3% to $615.5 million at June 30, 2007. Additionally the Bank’s investment in bank-owned life insurance increased to $14.4 million as of June 30, 2007 from $4.4 million at December 31, 2006. Offsetting these increases were decreases in cash and cash equivalents of $2.7 million, or 12.3%, and in securities of $10.7 million, or 6.1%, as discussed further below.
Investment Activities: Cash and short term investments decreased by $2.7 million, or 12.3%, from $21.6 million at December 31, 2006 to $19.0 million at June 30, 2007. Securities and other investments decreased $10.7 million, or 6.1%, from $176.1 million at December 31, 2006 to $165.4 million at June 30, 2007. These decreases occurred as cash flow from both balance sheet categories was utilized to partially fund loan growth, the $9.8 million purchase of bank-owned life insurance, and the repurchase of the Company’s common shares as outlined in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds. The decreases in securities occurred primarily in government-sponsored enterprises and mortgage-backed securities. At June 30, 2007, the Company’s available-for-sale portfolio amounted to $151.3 million, or 17.9% of total assets. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At June 30, 2007		At December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in Thousands)
Securities available for sale:
Government-sponsored enterprises	$84,436	$84,102	$91,181	$90,906
Municipal bonds	7,588	7,456	7,199	7,174
Corporate bonds and other obligations	1,472	1,473	2,971	2,977
Mortgage-backed securities	51,050	50,399	54,165	53,838

Total debt securities	144,546	143,430	155,516	154,895

Common stock	6,382	7,842	6,013	7,318

Total securities available for sale	150,928	151,272	161,529	162,213

Securities held to maturity:

Other bonds and obligations	97	97	97	97

Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	8,521	8,521	8,999	8,999
Savings Bank Life Insurance	1,709	1,709	1,709	1,709
Other investments	3,821	3,821	3,114	3,114

Total restricted equity securities and other investments	14,051	14,051	13,822	13,822

Total securities	$165,076	$165,420	$175,448	$176,132

Lending Activities: Total net loans, excluding loans held for sale, at June 30, 2007 were $615.5 million, an increase of $36.7 million or 6.3%, from $578.8 million at December 31, 2006. The following table sets forth the composition of the Bank’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At June 30, 2007		At December 31, 2006
	Amount	Percent	Amount	Percent
		(Dollars in Thousands)
Mortgage loans on real estate:
Residential	$340,508	54.97%	$325,407	55.85%
Commercial	188,632	30.45	170,971	29.35
Home equity	56,289	9.09	56,856	9.76

	585,429	94.51	553,234	94.96

Other loans:
Commercial	24,842	4.01	22,903	3.93
Consumer and other	9,141	1.48	6,451	1.11

	33,983	5.49	29,354	5.04

Total loans	619,412	100.00%	582,588	100.00%

Other Items:
Net deferred loan costs	1,167		891
Unamortized premiums	—		—
Allowance for loan losses	(5,043)		(4,677)

Total Loans, net	$615,536		$578,802

Residential mortgages increased $15.1 million, or 4.6% in the six months ended June 30, 2007 while commercial real estate and commercial other loans increased $19.6 million, or 10.1% from $193.9 million at December 31, 2006 to $213.5 million at June 30, 2007. The Company has been very encouraged by the activity in its loan production office which opened in June 2006 in the Albany-Troy-Schenectady, New York market and contributed to the growth in the first half of 2007.
Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. No interest income from these loans was recorded in net income for the three and six month periods ended June 30, 2007 while they were on non-accrual status. If the non-accrual loans had been current, the gross interest income that would have been recorded is equal to approximately $24,000 and $47,000 for the three and six month period ended June 30, 2007. The Bank had five troubled debt restructurings (loans for which a portion of interest or principal has been forgiven or the loans have been modified at an interest rate less than current market rates), all to one borrower, totaling approximately $933,000 and $943,000 at June 30, 2007 and December 31, 2006, respectively. The interest income recorded from these loans amounted to approximately $22,000 and $43,000 for the three and six month periods ended June 30, 2007, respectively.

	At June 30,	At December 31,
	2007	2006
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$306	$483
Commercial mortgage	550	179
Commercial	293	132
Home equity, consumer and other	53	85

Total non-accrual loans	1,202	879

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—
Commercial mortgage	—	—
Commercial	—	—
Home equity, consumer and other	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing assets	$1,202	$879

Troubled debt restructurings	$933	$943

Ratios:
Non-performing loans to total loans	0.19%	0.15%
Non-performing assets to total assets	0.14%	0.11%
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
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impaired loans are generally maintained on a non-accrual basis. Impairment is measured on a loan-by-loan basis for commercial loans and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank generally does not separately identify individual consumer and residential loans for impairment disclosures. At June 30, 2007, impaired loans totaled $3.7 million with a corresponding specific reserve allowance of $366,000.
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

	At or for the Three		At or for the Six Months
	Months Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Balance at beginning of period	$4,864	$4,463	$4,677	$4,220

Charge-offs:
Mortgage loans on real estate:	(9)	(50)	(31)	(50)
Other loans:
Commercial	—	(1)	(18)	(5)
Consumer and other	(20)	(16)	(60)	(49)

Total other loans	(20)	(17)	(78)	(54)

Total charge-offs	(29)	(67)	(109)	(104)

Recoveries:
Mortgage loans on real estate	4	—	11	—
Other loans:
Commercial	3	105	3	202
Consumer and other	8	16	23	35

Total other loans	11	121	26	237

Total recoveries	15	121	37	237

Net (charge-offs) recoveries	(14)	54	(72)	133
Provision for loan losses	193	176	438	340

Balance at end of period	$5,043	$4,693	$5,043	$4,693

Ratios:
Net (charge-offs) recoveries to average loans outstanding — annualized	(0.01%)	0.04%	(0.02%)	0.05%
Allowance for loan losses to non-performing loans at end of period	419.55%	436.15%	419.55%	436.15%
Allowance for loan losses to total loans at end of period	0.81%	0.81%	0.81%	0.81%
Deposits: The following table sets forth the Bank’s deposit accounts (excluding escrow deposits) for the periods indicated:

	At June 30, 2007		At December 31, 2006
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)		(Dollars in Thousands)
Deposit type:
Demand	$50,719	9.22%	$50,753	9.79%
Regular savings	45,596	8.29	50,939	9.83
LifePath/Relationship Savings	102,167	18.57	93,017	17.95
Money market deposits	67,548	12.27	58,097	11.21
NOW deposits	37,018	6.73	37,553	7.24

Total transaction accounts	303,048	55.08	290,359	56.02

Certificates of deposit	247,186	44.92	227,889	43.98

Total deposits	$550,234	100.00%	$518,248	100.00%

Deposits increased $32.0 million or 6.2% from $518.2 million at December 31, 2006 to $550.2 million at June 30, 2007 driven by certificate of deposit (CDs) specials and new customer relationships related to the new branch openings in Great Barrington and North Adams, Massachusetts. As a result, total CDs increased $19.3 million, or 8.5% from $227.9 million at December 31, 2006 to $247.2 million at June 20, 2007. Other increases in LifePath/Relationship Savings and certain money market accounts were offset somewhat by a decrease in regular savings accounts.
Borrowings include borrowings from the Federal Home Loan Bank of Boston (FHLBB) as well as securities sold under agreements to repurchase, and have increased $12.3 million, or 9.2%, to $145.3 million at June 30, 2007 primarily due to the Bank taking advantage of certain lower cost specials from the FHLBB in the first quarter of 2007 to assist in funding loans. Although borrowings have increased year to date, the growth in deposits described above did allow the Bank to decrease FHLBB advances by $7.7 million in the second quarter of 2007.
Stockholders’ Equity decreased by $8.2 million, or 5.5% during the first two quarters of 2007 primarily due to the repurchase of stock. During the first quarter of 2007, the Company purchased 412,344 shares of Company stock at an average price of $16.15 per share in order to fund the restricted stock portion of the 2006 Equity Incentive Plan. Additionally, the Company purchased 231,400 shares at an average price of $15.03 during the second quarter of 2007 as part of a stock repurchase program announced in April. Total equity was positively impacted by a contribution of $1.2 million from net income and the amortization of unearned compensation. These increases to equity were offset somewhat by the declaration of a dividend of $0.04 per share during each of the first two quarters of 2007, which had the effect of decreasing stockholders’ equity by $761,000.
Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006
Net income for the three months ended June 30, 2007 was $715,000, a decrease of $298,000, or 29.4% from $1.0 million for the same period in 2006. This decrease was primarily due to an increase in non interest expenses of $1.0 million as compared to the three months ended June 30, 2006, offset somewhat by an increase in non-interest income of $615,000 as well as a decrease in tax provision of $206,000. All of these changes are discussed below.
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

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net (2)	$606,447	$10,003	6.60%	$562,199	$8,861	6.30%
Investment securities	167,715	2,097	5.00%	174,709	1,856	4.25%
Short-term investments	10,857	137	5.05%	10,819	131	4.84%

Total interest-earning assets	785,019	12,237	6.24%	747,727	10,848	5.80%
Non-interest-earning assets	51,346			43,507

Total assets	$836,365			$791,234

Interest-bearing liabilities:
Savings deposits	$47,718	51	0.43%	$58,933	64	0.43%
LifePath/Relationship Savings	99,798	1,013	4.06%	70,169	614	3.50%
Money market	56,473	530	3.75%	54,579	382	2.80%
NOW accounts	35,980	59	0.66%	39,102	23	0.24%
Certificates of deposits	241,838	2,894	4.79%	215,972	2,185	4.05%

Total interest-bearing deposits	481,807	4,547	3.77%	438,755	3,268	2.98%
Borrowed Funds	153,602	1,807	4.71%	149,388	1,640	4.39%

Total interest-bearing liabilities	635,409	6,354	4.00%	588,143	4,908	3.34%
Non-interest-bearing liabilities	55,943			55,333

Total liabilities	691,352			643,476
Equity	145,013			147,758

Total liabilities and equity	$836,365			$791,234

Net interest income		$5,883			$5,940

Net interest rate spread (3)			2.24%			2.46%
Net interest-earning assets (4)	$149,610			$159,584

Net interest margin (5)			3.00%			3.18%
Average interest-earning assets to inter	est-bearing liabilities		123.55%			127.13%

(1)	Yields and rates for the three months ended June 30, 2007 and 2006 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended June 30, 2007 and 2006.

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

	Three Months Ended June 30,
	2007 vs. 2006
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net	$711	$431	$1,142
Investment securities	(70)	311	241
Short-term investments	—	6	6

Total interest-earning assets	641	748	1,389

Interest-bearing liabilities:
Savings deposits	(13)	—	(13)
LifePath/Relationship Savings	289	110	399
Money market	13	135	148
NOW accounts	(2)	38	36
Certificates of deposits	281	428	709

Total deposits	568	711	1,279
Borrowed Funds	46	121	167

Total interest-bearing liabilities	614	832	1,446

Change in net interest income	$27	$(84)	$(57)

Net interest income for the three months ended June 30, 2007 was $5.9 million, a decrease of $57,000, or 1.0% over the same period of 2006 as the existing yield curve environment increased the cost of interest-bearing liabilities faster than the yields on interest-earning assets, as outlined below.
Interest income for the three months ended June 30, 2007 increased $1.4 million, or 12.8%, to $12.2 million as compared to $10.8 million in the same period of 2006. This increase was due both to an increase in average interest-earning assets of $37.3 million, or 5.0%, and an increase in the average yield on these assets. Average outstanding net loans increased $44.3 million, or 7.9% primarily as a result of the growth in mortgage and commercial loan portfolios as previously discussed. The average balance of investment securities decreased $7.0 million, or 4.0%, from the three month period ended June 30, 2006 as investment cash flow was used to partially fund loan growth, an increase in the Bank’s investment in bank owned life insurance, and the purchase of shares of Company stock. The overall increase in average earning assets provided additional interest income of $641,000. The average yield on interest-earning assets increased 44 basis points to 6.24% for the three months ended June 30, 2007, compared to 5.80% for the same period in 2006, accounting for additional interest income of $748,000.
Interest expense increased $1.4 million, or 29.5%, to $6.4 million for the three months ended June 30, 2007 as compared to $4.9 million during the same period in 2006. Average interest-bearing liabilities in the second quarter of 2007 increased $47.3 million, or 8.0%, accounting for $614,000 of additional interest expense. The average cost of funds increased to 4.00% for the three month period ended June 30, 2007, an increase of 66 basis points from a cost of funds of 3.34% for the same period in 2006, resulting in an increase in interest expense of $832,000.
Provision for loan loss expense increased $17,000 or 9.7% to $193,000 for the three months ended June 30, 2007, compared to a provision expense of $176,000 for the three months ended June 30, 2006. This increase was a reflection of both the difference in the amount of and the mix of loan growth, an analysis of the composition of the loan portfolios for the respective periods, and the difference in net charge-offs in 2007 as compared to net recoveries in the same period of 2006. At June 30, 2007, our total allowance for loan losses was $5.0 million, or 0.81% of total loans, compared to $4.7 million, or 0.80% of total loans at December 31, 2006 and $4.7 million, or 0.81% of total loans at June 30, 2006.

Non-interest income totaled $1.8 million for the three months ended June 30, 2007, an increase of $615,000, or 54.0% from the same period a year ago. Driving this was increases in customer services fees of $279,000, or 42.7% due primarily to prepayment fees received on certain commercial loans, and net gains on the sale of securities of $178,000, or 140.2%. Additionally, income from banked owned life insurance increased $74,000, or 284.6% as the bank increased its investment in this category by $9.9 million.
Non-interest expense increased $1 million or 19.7%, to $6.3 million for the three months ended June 30, 2007. Most of this increase was in salaries and employee benefits which increased by $875,000 or 29.7% due to new branch and lending personnel, as well as amortization expense of $626,000 related to the Equity Incentive Plan approved by shareholders in November 2006. The increase in occupancy expenses of $108,000, or 17.9% was also the result of the opening of a replacement branch in North Adams, Massachusetts and a new branch in Great Barrington, Massachusetts. These new branches will serve to increase operating expenses in the near-term. Other increases in advertising, data processing and other expenses were generally offset by a decrease in professional fees.
Income tax expense decreased $206,000, or 34.9% to $385,000 for the three months ended June 30, 2007. The Company’s combined federal and state effective tax rate was 35.0%, a decrease from 36.8% for the same period in 2006 due primarily to an increase in tax-exempt income from both municipal investments and bank-owned life insurance.
Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006
Net income for the six months ended June 30, 2007 was $1.2 million, a decrease of $876,000, or 41.8% from $2.1 million for the same period in 2006. This decrease was primarily due to an increase in non interest expenses of $2.0 million or 18.8% as compared to the six months ended June 30, 2006 as well as an increase in the provision for loan losses of $98,000. These decreases were offset by an increase in non-interest income of $776,000 as well as a decrease in tax provision of $526,000. All of these changes are discussed below.
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

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net (2)	$595,647	$19,541	6.56%	$556,693	$17,375	6.24%
Investment securities	167,385	4,202	5.02%	175,467	3,674	4.19%
Short-term investments	11,868	293	4.94%	9,086	211	4.64%

Total interest-earning assets	774,900	24,036	6.20%	741,246	21,260	5.74%
Non-interest-earning assets	46,051			42,689

Total assets	$820,951			$783,935

Interest-bearing liabilities:
Savings deposits	$49,124	105	0.43%	$59,773	130	0.43%
LifePath/Relationship Savings	97,830	1,992	4.07%	71,340	1,176	3.30%
Money market	52,406	920	3.51%	53,237	688	2.58%
NOW accounts	35,782	113	0.63%	38,636	44	0.23%
Certificates of deposits	235,246	5,515	4.69%	206,648	3,931	3.80%

Total interest-bearing deposits	470,388	8,645	3.68%	429,634	5,969	2.78%
Borrowed Funds	148,087	3,452	4.66%	151,287	3,251	4.30%

Total interest-bearing liabilities	618,475	12,097	3.91%	580,921	9,220	3.17%
Non-interest-bearing liabilities	56,101			55,489

Total liabilities	674,576			636,410
Equity	146,375			147,525

Total liabilities and equity	$820,951			$783,935

Net interest income		$11,939			$12,040

Net interest rate spread (3)			2.29%			2.57%
Net interest-earning assets (4)	$156,425			$160,325

Net interest margin (5)			3.08%			3.25%
Average interest-earning assets to interest-bearing liabilities			125.29%			127.60%

(1)	Yields and rates for the six months ended June 30, 2007 and 2006 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the six months ended June 30, 2007 and 2006.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Six Months Ended June 30,
	2007 vs. 2006
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net	$1,250	$916	$2,166
Investment securities	(160)	688	528
Short-term investments	67	15	82

Total interest-earning assets	1,157	1,619	2,776

Interest-bearing liabilities:
Savings deposits	(25)	—	(25)
LifePath/Relationship Savings	501	315	816
Money market	(11)	243	232
NOW accounts	(3)	72	69
Certificates of deposits	588	996	1,584

Total deposits	1,050	1,626	2,676
Borrowed Funds	(68)	269	201

Total interest-bearing liabilities	982	1,895	2,877

Change in net interest income	$175	$(276)	$(101)

Net interest income for the six months ended June 30, 2007 was $11.9 million, a decrease of $101,000, or 0.8% over the same period of 2006 as the existing yield curve environment increased the cost of interest-bearing liabilities faster than the yields on interest-earning assets, as outlined below.
Interest income for the six months ended June 30, 2007 increased $2.8 million, or 13.1%, to $24.0 million as compared to $21.3 million in the same period of 2006. This increase was due both to an increase in average interest-earning assets of $33.7 million, or 4.5% and an increase in the average yield on these assets. Average outstanding net loans increased $39.0 million, or 7.0% primarily as a result of the growth in mortgage and commercial loan portfolios as previously discussed. The average balance of investment securities decreased $8.1 million, or 4.6%, from the six month period ended June 30, 2006 as investment cash flow was used to partially fund loan growth, an increase in the Bank’s investment in bank owned life insurance, and the purchase of shares of Company stock. The overall increase in average earning assets provided additional interest income of $1.2 million. The average yield on interest-earning assets increased 46 basis points to 6.20% for the six months ended June 30, 2007, compared to 5.74% for the same period in 2006, accounting for additional interest income of $1.6 million.
Interest expense increased $2.9 million, or 31.2%, to $12.1 million for the six months ended June 30, 2007 as compared to $9.2 million during the same period in 2006. Average interest-bearing liabilities in the first half of 2007 increased $37.6 million, or 6.5%, accounting for $982,000 of additional interest expense. The average cost of funds increased to 3.91% for the six month period ended June 30, 2007, an increase of 74 basis points from a cost of funds of 3.17% for the same period in 2006, resulting in an increase in interest expense of $1.9 million.
Provision for loan loss expense increased $98,000 or 28.8% to $438,000 for the six months ended June 30, 2007, compared to a provision expense of $340,000 for the six months ended June 30, 2006. This increase was a reflection of both the difference in the amount of and the mix of loan growth, an analysis of the composition of the loan portfolios for the respective periods, and the difference in net charge-offs in 2007 as compared to net recoveries in the same period of 2006. At June 30, 2007, our total allowance for loan losses was $5.0 million, or 0.81% of total loans, compared to $4.7 million, or 0.80% of total loans at December 31, 2006 and $4.7 million, or 0.81% of total loans at June 30, 2006.

Non-interest income totaled $3.0 million for the six months ended June 30, 2007, an increase of $776,000, or 35.7% from the same period a year ago. Driving this was increases in customer services fees of $341,000, or 26.1% due primarily to prepayment fees received on certain commercial loans, and net gains on the sale of securities of $227,000, or 136.7%. Additionally, income from banked owned life insurance increased $69,000, or 130.2% as the bank increased its investment in this category by $9.9 million.
Non-interest expense increased $2.0 million or 18.7%, to $12.5 million for the six months ended June 30, 2007. Most of this increase was in salaries and employee benefits which increased by $1.8 million or 30.9% due to new branch and lending personnel, as well as amortization expense of $1.3 million related to the Equity Incentive Plan approved by shareholders in November 2006. The increase in occupancy expenses of $142,000, or 11.2% was also the result of the opening of a replacement branch in North Adams, Massachusetts and a new branch in Great Barrington, Massachusetts. These new branches will serve to increase operating expenses in the near-term. Other increases in advertising, data processing and other expenses were generally offset by a decrease in professional fees.
Income tax expense decreased $526,000, or 42.4% to $713,000 for the six months ended June 30, 2007. The Company’s combined federal and state effective tax rate was 36.9%, a slight decrease from 37.2% for the same period in 2006 due to an increase in tax-exempt income from both municipal investments and bank-owned life insurance.
Minimum Regulatory Capital Requirements: As of June 30, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s capital amounts and ratios as of June 30, 2007 (unaudited) and December 31, 2006 are presented in the table.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2007
Total capital to risk weighted assets	$98,541	16.9%	$46,756	8.0%	$58,445	10.0%
Tier 1 capital to risk weighted assets:	92,666	15.9	23,378	4.0	35,067	6.0
Tier 1 capital to average assets:	92,666	11.6	24,023	3.0	40,039	5.0

December 31, 2006:
Total capital to risk weighted assets:	$101,280	18.9%	$42,808	8.0%	$53,510	10.0%
Tier 1 capital to risk weighted assets:	95,825	17.9	21,404	4.0	32,106	6.0
Tier 1 capital to average assets:	95,825	12.5	22,906	3.0	38,177	5.0
Contractual Obligations. Additional information relating to payments due under contractual obligations is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2006. The following tables present information indicating various contractual obligations and commitments of the Company as of June 30, 2007 and the respective maturity dates:

	June 30, 2007
			More than	More than
			One Year	Three Years
		One Year	through	through Five	Over Five
	Total	or Less	Three Years	Years	Years
	(Dollars in Thousands)
Federal Home Loan Bank of Boston advances	$141,063	$48,700	$70,627	$6,500	$15,236
Securities sold under agreements to repurchase	4,219	4,219	—	—	—

Total FHLBB advances and repurchase agreements	$145,282	$52,919	$70,627	$6,500	$15,236

Off-Balance Sheet Arrangements: Other than loan commitments and other contingencies shown below, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Bank’s loan commitments and other contingencies outstanding as of June 30, 2007:

	June 30, 2007
			More than	More than
			One Year	Three Years
		One Year or	through	Through Five	Over Five
	Total	Less	Three Years	Years	years
	(Dollars in Thousands)
Commitments to grant loans (1)	$25,756	$25,756	$—	$—	$—
Commercial loan lines-of-credit	14,126	14,126	—	—	—
Unused portion of home equity loans (2)	69,316	627	778	4,051	63,860
Unused portion of construction loans (3)	5,538	5,538	—	—	—
Unused portion of overdraft lines-of-credit(4)	3,824	—	—	—	3,824
Unused portion of personal lines-of-credit(5)	377	—	—	—	377
Standby letters of credit(6)	586	586	—	—	—
Other commitments and contingencies(7)	12,388	12,388	—	—	—

Total loan commitments	$131,911	$59,021	$778	$4,051	$68,061

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of construction loans are available to the borrower for up to one year.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.

(7)	Other commitments relate primarily to potential additional capital calls the Company is committed to contribute as part of its investment in certain limited partnerships.
Item 3: Quantitative and Qualitative Disclosures about Market Risks
There has been no material change in the Company’s market risk during the six months ended June 30, 2007. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Bank to measure its interest rate risk.

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
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors during the six months ended June 30, 2007. See the discussion and analysis of risk factors provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)	Repurchase of Our Equity Securities – On April 25, 2007 the Company announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 515,430 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Purchases under the Stock Repurchase Program in the second quarter of 2007 were as follows:

				(d) Maximum Number or
			(c) Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly announced	Purchased Under the Plans
Period	Shares Purchased	Paid per Share	Plans or Programs	or Programs
April 1 – 30	—	—	—	515,430
May 1 – 31	91,300	$15.04	91,300	424,130
June 1 – 30	140,100	$15.03	231,400	284,030
In the period from July 1, 2007 to August 3, 2007, the Company repurchased the remaining 284,030 shares under this program at an average price of $14.28 per share. Overall, the Company repurchased 515,430 shares at an average price of $14.62 per share.
Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the stockholders of the Company was held on May 10, 2007:
1.	The following individuals were elected as directors, each for a three-year term by the following vote:

	FOR	WITHHELD
Eugene A. Dellea	9,118,944	110,627
Gary A. Lopenzina	9,128,397	101,174
Robert B. Trask	9,112,887	116,684
2.	The appointment of Wolf & Company, P.C. as the independent registered public accounting firm of Legacy Bancorp, Inc. for the fiscal year ending December 31, 2007 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
9,161,829	54,601	13,141
Item 5 Other Information
On July 25, 2007 the Company announced that the Bank had entered into a Purchase Agreement with First Niagara Bank (“First Niagara”) to acquire certain assets and assume certain liabilities of five (5) full-service branches of First Niagara located in the eastern New York communities of Windham, Greenville, Middleburgh, Oakhill (East Durham), and Whitehall (collectively the “Branches”). As of June 30, 2007, aggregate deposit liabilities related to the Branches to be assumed by the Bank totaled approximately $83.5 million. The Bank has agreed to pay a weighted average premium of 12.75% of the deposits. No customer loans are being transferred in connection with the transaction. The proposed acquisition of the Branches is subject to customary closing conditions, including receipt of applicable state and Federal regulatory approvals. The Bank intends to consummate its purchase and assumption transaction during the fourth quarter of 2007.

Item 6: Exhibits
2.1	Amended and Restated Plan of Conversion*

3.1	Certificate of Incorporation of Legacy Bancorp, Inc.*

3.2	Bylaws of Legacy Bancorp, Inc. (as amended)*

10.1	Legacy Banks ESOP Trust Agreement**

10.2	ESOP Plan Document**

10.3	ESOP Loan Documents**

10.4.1	Employment Agreement between Legacy Banks and J. Williar Dunlaevy**

10.4.2	Employment Agreement between Legacy Banks and Michael A. Christopher**

10.4.3	Employment Agreement between Legacy Banks and Steven F. Pierce**

10.4.4	Employment Agreement between Legacy Banks and Stephen M. Conley**

10.4.5	Employment Agreement between Legacy Banks and Richard M. Sullivan**

10.5.1	Employment Agreement between Legacy Bancorp, Inc. and J. Williar Dunlaevy**

10.5.2	Employment Agreement between Legacy Bancorp, Inc. and Michael A. Christopher**

10.5.3	Employment Agreement between Legacy Bancorp, Inc. and Steven F. Pierce**

10.5.4	Employment Agreement between Legacy Bancorp, Inc. and Stephen M. Conley**

10.5.5	Employment Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan**

10.8	Legacy Banks Employee Severance Compensation Plan**

10.9.1	Legacy Banks Supplemental Executive Retirement Plan with J. Williar Dunlaevy**

10.9.2	Legacy Banks Supplemental Executive Retirement Plan with Michael A. Christopher**

10.10	Director Fee Continuation Plan**

10.11	2006 Equity Incentive Plan***

11.0	Statement re: Computation of per share earnings is incorporated herein by reference to Notes to Consolidated Financial Statements within Part I, Item 1, “Financial Statements”

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Stephen M. Conley

32	Certification pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 filed October 27, 2005.

**	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended.

***	Incorporated by reference from the Registrant’s Proxy Statement on Form DEF 14A filed September 28, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY BANCORP, INC.
Date: August 8, 2007	/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date: August 8, 2007	/s/ Stephen M. Conley
Stephen M. Conley
Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)