Form 10-Q
period 2007-09-30
Legacy Bancorp, Inc.
filed 2007-11-06
CIK 1332199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER : 000-51525
LEGACY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3135053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐       No ☑
The number of shares of Common Stock outstanding as of November 2, 2007 was 9,457,926.

LEGACY BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and due from banks	$11,090	$10,442
Short-term investments	13,023	11,202

Cash and cash equivalents	24,113	21,644

Securities and other investments	159,432	176,132
Loans held for sale	—	—
Loans, net of allowance for loan losses of $5,158 in 2007 and $4,677 in 2006	630,395	578,802
Premises and equipment, net	17,405	15,416
Accrued interest receivable	3,997	3,552
Goodwill, net	3,085	3,085
Net deferred tax asset	4,564	4,474
Bank-owned life insurance	14,601	4,424
Other assets	828	789

	$858,420	$808,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$540,856	$518,248
Securities sold under agreements to repurchase	3,270	5,575
Federal Home Loan Bank advances	168,574	127,438
Mortgagors’ escrow accounts	1,116	944
Accrued expenses and other liabilities	7,318	6,116

Total liabilities	721,134	658,321

Commitments and contingencies

Stockholders’ Equity
Preferred Stock ($.01 par value, 10,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized and 10,308,600 issued at September 30, 2007 and December 31, 2006; 9,582,826 outstanding at September 30, 2007, and 10,308,600 outstanding at December 31, 2006)	103	103
Additional paid-in-capital	101,653	106,094
Unearned Compensation — ESOP	(8,970)	(9,519)
Unearned Compensation — Equity Incentive Plan	(4,569)	(5,375)
Retained earnings	59,481	58,863
Accumulated other comprehensive income (loss)	229	(169)
Treasury stock, at cost (725,774 shares at September 30, 2007 and no shares at December 31, 2006)	(10,641)	—

Total stockholders’ equity	137,286	149,997

	$858,420	$808,318

See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans	$10,321	$9,235	$29,861	$26,609
Securities:
Taxable	2,039	1,865	6,109	5,424
Tax-Exempt	64	62	196	177
Short-term investments	120	85	413	296

Total interest and dividend income	12,544	11,247	36,579	32,506

Interest expense:
Deposits	4,692	3,737	13,337	9,706
Federal Home Loan Bank advances	1,863	1,629	5,253	4,812
Other borrowed funds	30	31	93	99

Total interest expense	6,585	5,397	18,683	14,617

Net interest income	5,959	5,850	17,896	17,889
Provision for loan losses	160	(95)	598	245

Net interest income after provision for loan losses	5,799	5,945	17,298	17,644

Non-interest income:
Customer service fees	700	686	2,348	1,994
Portfolio management fees	293	240	856	739
Income from bank owned life insurance	192	89	314	142
Insurance, annuities and mutual fund fees	61	58	169	122
Gain on sales of securities, net	166	(14)	559	152
Gain on sales of loans, net	74	58	172	124
Miscellaneous	11	11	31	32

Total non-interest income	1,497	1,128	4,449	3,305

Non-interest expenses:
Salaries and employee benefits	4,018	2,885	11,590	8,670
Occupancy and equipment	723	613	2,137	1,886
Data processing	639	501	1,673	1,471
Professional fees	230	335	749	1,101
Advertising	176	165	620	553
Other general and administrative	720	512	2,258	1,873

Total non-interest expenses	6,506	5,011	19,027	15,554

Income before income taxes	790	2,062	2,720	5,395

Provision for income taxes	270	759	982	1,998

Net income	$520	$1,303	$1,738	$3,397

Earnings per share
Basic	$0.06	$0.14	$0.19	$0.36
Diluted	$0.06	$0.14	$0.19	$0.36

Weighted average shares outstanding
Basic	8,724,814	9,566,530	9,021,472	9,552,888
Diluted	8,741,902	9,566,530	9,043,883	9,552,888
See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands)
(Unaudited)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other		Total
	Common Stock		Paid-in	Compensation -	Equity	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2005	10,308,600	$103	$100,202	$(10,252)	$—	$57,202	$(1,089)	$—	$146,166
Comprehensive income:
Net Income	—	—	—	—	—	3,397	—	—	3,397
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	273	—	273

Total comprehensive income									3,670

Cash dividends declared ($0.09 per share)	—	—	—	—	—	(859)	—	—	(859)
Common stock held by ESOP committed to be released (41,235 shares)	—	—	67	550	—	—	—	—	617

Balance at September 30, 2006	10,308,600	$103	$100,269	$(9,702)	$—	$59,740	$(816)	$—	$149,594

Balance at December 31, 2006	10,308,600	$103	$106,094	$(9,519)	$(5,375)	$58,863	$(169)	$—	$149,997
Comprehensive income:
Net income	—	—	—	—	—	1,738	—	—	1,738
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	398	—	398

Total comprehensive income									2,136

Cash dividends declared ($0.12 per share)	—	—	—	—	—	(1,120)	—	—	(1,120)
Common stock repurchased — Restricted stock portion of 2006 Equity Incentive Plan (412,344 shares)	(65,844)	—	(5,579)		—	—	—	(1,080)	(6,659)
Common stock repurchased — 5% Stock Repurchase Program announced April 2007	(515,430)	—	—	—	—	—	—	(7,534)	(7,534)
Common stock repurchased — 5% Stock Repurchase Program announced August 2007	(144,500)	—	—	—	—	—	—	(2,027)	(2,027)
Stock option expense	—	—	1,071	—	—	—	—	—	1,071
Restricted stock expense	—	—	—	—	806	—	—	—	806
Common stock held by ESOP committed to be released (41,235 shares)	—	—	67	549	—	—	—	—	616

Balance at September 30, 2007	9,582,826	$103	$101,653	$(8,970)	$(4,569)	$59,481	$229	$(10,641)	$137,286

See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months ended September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$1,738	$3,397
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	598	245
Net accretion of securities	(702)	(854)
Depreciation and amortization expense	871	757
Gain on sales of securities, net	(559)	(152)
Gain on sales of loans, net	(172)	(124)
Loans originated for sale	(11,781)	(7,480)
Proceeds from sale of loans	11,953	7,282
Share-based compensation expense	1,877	—
Deferred tax provision	(335)	(164)
Employee Stock Ownership Plan expense	616	617
Net change in:
Bank-owned life insurance	(363)	(190)
Accrued interest receivable	(445)	(473)
Other assets	(39)	101
Accrued expenses and other liabilities	1,202	152

Net cash provided by operating activities	4,459	3,114

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	6,645	1,593
Maturities, prepayments and calls	66,774	72,180
Purchases	(53,632)	(69,841)
Purchase of Federal Home Loan Bank stock	(320)	—
Purchase of other investments	(903)	(1,063)
Maturities, prepayments and call of other investments	40	42
Loan originations and purchases, net of principal payments	(52,191)	(27,808)
Purchases of bank-owned life insurance	(9,814)	—
Additions to premises and equipment	(2,860)	(893)

Net cash used in investing activities	(46,261)	(25,790)

(continued)
See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Nine Months ended September 30,
	2007	2006
	(Unaudited)
Cash flows from financing activities:
Net increase in deposits	22,608	32,682
Net decrease in securities sold under agreements to repurchase	(2,305)	(1,467)
Repayment of Federal Home Loan Bank advances	(157,656)	(139,285)
Proceeds from Federal Home Loan Bank advances	198,792	131,239
Net increase in mortgagors’ escrow accounts	172	338
Repurchase of common stock	(16,220)	—
Payment of dividends on common stock	(1,120)	(859)

Net cash provided by financing activities	44,271	22,648

Net change in cash and cash equivalents	2,469	(28)

Cash and cash equivalents at beginning of period	21,644	19,232

Cash and cash equivalents at end of period	$24,113	$19,204

Supplemental cash flow information:
Interest paid on deposits	$13,260	$10,201
Interest paid on Federal Home Loan Bank advances	5,151	5,832
Interest paid on other borrowed funds	93	99
Income taxes paid	1,480	2,025
See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Legacy Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, LB Funding Corporation and Legacy Banks (the “Bank”). The accounts of the Bank include all of its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for interim periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2006.
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
3. Earnings Per Share
Basic earnings per share is determined by dividing net income by the weighted-average number of net outstanding common shares for the period. The net outstanding common shares equals the gross number of common shares issued less unallocated shares of the Legacy Banks Employee Stock Ownership Plan (“ESOP”), the average number of treasury shares and the number of unvested shares related to restricted stock awards. Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all potential common shares have been issued by the Company. Potential common shares to be issued would include those related to outstanding options and unvested stock awards. Earnings per common share have been computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income applicable to common stock (000’s)	$520	$1,303	$1,738	$3,397

Average number of shares issued	10,308,600	10,308,600	10,308,600	10,308,600
Less: average unallocated ESOP shares	(687,091)	(742,070)	(700,733)	(755,712)
Less: average treasury shares	(550,195)	—	(239,895)	—
Less: unvested restricted stock awards	(346,500)	—	(346,500)	—

Average number of basic shares outstanding	8,724,814	9,566,530	9,021,472	9,552,888

Plus: dilutive unvested restricted stock awards	17,088	—	22,411	—
Plus: diluted stock option shares	—	—	—	—

Average number of diluted shares outstanding	8,741,902	9,566,530	9,043,883	9,552,888

Basic earnings per share	$0.06	$0.14	$0.19	$0.36
Diluted earnings per share	$0.06	$0.14	$0.19	$0.36
4. Dividends
On September 5, 2007, the Company declared a cash dividend of $0.04 per common share which was paid on October 1, 2007 to shareholders of record as of the close of business on September 20, 2007.
5. Loan Commitments and other Contingencies
Outstanding loan commitments and other contingencies totaled $146.8 million at September 30, 2007, compared to $129.0 million as of December 31, 2006. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity and other lines of credit.
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
Comparison of Financial Condition at September 30, 2007 and December 31, 2006
Overview: Total assets increased by $50.1 million, or 6.2%, from $808.3 million at December 31, 2006 to $858.4 million at September 30, 2007. This increase was due primarily to growth in the net loan portfolio, excluding loans held for sale, of $51.6 million, or 8.9% to $630.4 million at September 30, 2007. Additionally the Bank’s investment in bank-owned life insurance increased to $14.6 million as of September 30, 2007 from $4.4 million at December 31, 2006. Offsetting these increases was a decrease in securities and other investments of $16.7 million, or 9.5%, as discussed further below.
Investment Activities: Cash and short term investments increased by $2.5 million, or 11.4%, from $21.6 million at December 31, 2006 to $24.1 million at September 30, 2007. Securities and other investments decreased $16.7 million, or 9.5%, from $176.1 million at December 31, 2006 to $159.4 million at September 30, 2007 as cash flow was utilized to partially fund loan growth, the $9.8 million purchase of bank-owned life insurance, and the repurchase of the Company’s common shares as outlined in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds. The decreases in securities occurred primarily in government-sponsored enterprises and mortgage-backed securities. At September 30, 2007, the Company’s available-for-sale portfolio amounted to $144.3 million, or 16.8% of total assets. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At September 30, 2007		At December 31, 2006
	Amortized		Amortized	Fair
	Cost	Fair Value	Cost	Value
	(Dollars in Thousands)
Securities available for sale:
Government-sponsored enterprises	$74,032	$74,200	$91,181	$90,906
Municipal bonds	7,912	7,869	7,199	7,174
Corporate bonds and other obligations	1,500	1,505	2,971	2,977
Mortgage-backed securities	52,680	52,490	54,165	53,838

Total debt securities	136,124	136,064	155,516	154,895

Common stock	6,878	8,266	6,013	7,318

Total securities available for sale	143,002	144,330	161,529	162,213

Securities held to maturity:

Other bonds and obligations	97	97	97	97

Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	9,319	9,319	8,999	8,999
Savings Bank Life Insurance	1,709	1,709	1,709	1,709
Other investments	3,977	3,977	3,114	3,114

Total restricted equity securities and other investments	15,005	15,005	13,822	13,822

Total securities	$158,104	$159,432	$175,448	$176,132

Lending Activities: Total net loans, excluding loans held for sale, at September 30, 2007 were $630.4 million, an increase of $51.6 million or 8.9%, from $578.8 million at December 31, 2006. The following table sets forth the composition of the Bank’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At September 30, 2007		At December 31, 2006
	Amount	Percent	Amount	Percent
		(Dollars in Thousands)
Mortgage loans on real estate:
Residential	$347,409	54.77%	$325,407	55.85%
Commercial	194,708	30.70	170,971	29.35
Home equity	56,932	8.97	56,856	9.76

	599,049	94.44	553,234	94.96

Other loans:
Commercial	24,654	3.89	22,903	3.93
Consumer and other	10,581	1.67	6,451	1.11

	35,235	5.56	29,354	5.04

Total loans	634,284	100.00%	582,588	100.00%

Other Items:
Net deferred loan costs	1,269		891
Unamortized premiums	—		—
Allowance for loan losses	(5,158)		(4,677)

Total Loans, net	$630,395		$578,802

Residential mortgages increased $22.0 million, or 6.8% from $325.4 million at December 31, 2006 to $347.4 million at September 30, 2007, while commercial real estate and commercial other loans increased $25.5 million, or 13.1% from $193.9 million at December 31, 2006 to $219.4 million at September 30, 2007. The Company has been very encouraged by the activity in its loan production office which opened in September 2006 in the Albany-Troy-Schenectady, New York market and contributed to the growth in the first nine months of 2007.
Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. No interest income from these loans was recorded in net income for the three and nine month periods ended September 30, 2007 while they were on non-accrual status. If the non-accrual loans had been current, the gross interest income that would have been recorded is equal to approximately $21,000 and $62,000 for the three and nine month period ended September 30, 2007. The Bank had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven or the loans have been modified at an interest rate less than current market rates) at September 30, 2007 and five troubled debt restructurings, all to one borrower, totaling approximately $943,000 December 31, 2006. The interest income recorded from these loans amounted to approximately $16,000 and $60,000 for the three and nine month periods ended September 30, 2007, respectively.

	At September 30,	At December 31,
	2007	2006
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$383	$483
Commercial mortgage	348	179
Commercial	303	132
Home equity, consumer and other	65	85

Total non-accrual loans	1,099	879

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—
Commercial mortgage	—	—
Commercial	—	—
Home equity, consumer and other	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing assets	$1,099	$879

Troubled debt restructurings	$—	$943

Ratios:
Non-performing loans to total loans	0.17%	0.15%
Non-performing assets to total assets	0.13%	0.11%
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
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impaired loans are generally maintained on a non-accrual basis. Impairment is measured on a loan-by-loan basis for commercial loans and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank generally does not separately identify individual consumer and residential loans for impairment disclosures. At September 30, 2007, impaired loans totaled $2.6 million with a corresponding specific reserve allowance of $357,000.
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

	At or for the Three Months		At or for the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Balance at beginning of period	$5,043	$4,693	$4,677	$4,220

Charge-offs:
Mortgage loans on real estate:	—	—	(31)	(50)
Other loans:
Commercial	(28)	(2)	(46)	(7)
Consumer and other	(29)	(23)	(89)	(72)

Total other loans	(57)	(25)	(135)	(79)

Total charge-offs	(57)	(25)	(166)	(129)

Recoveries:
Mortgage loans on real estate	—	3	11	3
Other loans:
Commercial	—	104	3	306
Consumer and other	12	11	35	46

Total other loans	12	115	38	352

Total recoveries	12	118	49	355

Net (charge-offs) recoveries	(45)	93	(117)	226

Provision for loan losses	160	(95)	598	245

Balance at end of period	$5,158	$4,691	$5,158	$4,691

Ratios:
Net (charge-offs) recoveries to average loans outstanding — annualized	(0.03%)	0.06%	(0.03%)	0.05%
Allowance for loan losses to non-performing loans at end of period	469.34%	749.36%	469.34%	749.36%
Allowance for loan losses to total loans at end of period	0.81%	0.81%	0.81%	0.81%

Deposits: The following table sets forth the Bank’s deposit accounts (excluding escrow deposits) for the periods indicated:

	At September 30, 2007		At December 31, 2006
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)		(Dollars in Thousands)
Deposit type:
Demand	$51,332	9.49%	$50,753	9.79%
Regular savings	44,368	8.20	50,939	9.83
Relationship Savings	102,463	18.95	93,017	17.95
Money market deposits	65,524	12.11	58,097	11.21
NOW deposits	33,786	6.25	37,553	7.24

Total transaction accounts	297,473	55.00	290,359	56.02

Certificates of deposit	243,383	45.00	227,889	43.98

Total deposits	$540,856	100.00%	$518,248	100.00%

Deposits increased $22.6 million or 4.4% from $518.2 million at December 31, 2006 to $540.9 million at September 30, 2007 driven by certificate of deposit (CDs) specials and new customer relationships related to the new branch openings in Great Barrington and North Adams, Massachusetts. As a result, total CDs increased $15.6 million, or 6.8% from $227.9 million at December 31, 2006 to $243.4 million at September 20, 2007. Other increases in Relationship Savings and certain money market accounts were offset somewhat by a decrease in regular savings and NOW accounts.
Borrowings include borrowings from the Federal Home Loan Bank of Boston (FHLBB) as well as securities sold under agreements to repurchase, and have increased $38.8 million, or 29.2%, to $171.8 million at September 30, 2007. This increase has been due to the Bank taking advantage of some lower cost FHLBB specials, as well as the borrowing of very short term funds to partially fund loan growth. These shorter term borrowings have a maturity schedule established in anticipation of the inflow of deposits as a result of the pending acquisition of five branches in New York State from First Niagara Bank, expected to close on December 7, 2007.
Stockholders’ Equity decreased by $12.7 million, or 8.5% during the first three quarters of 2007 primarily due to the repurchase of stock. During the first quarter of 2007, the Company purchased 412,344 shares of Company stock at an average price of $16.15 per share in order to fund the restricted stock portion of the 2006 Equity Incentive Plan. Additionally the Company purchased 515,430 shares at an average price of $14.62 during the second and third quarters of 2007 as part of a stock repurchase program announced in April and completed in August 2007. More recently the Company purchased 144,500 shares at an average price of $14.03 during the third quarter of 2007 as part of a stock repurchase program announced in August 2007. Total equity was positively impacted by a contribution of $1.7 million from net income and the amortization of unearned compensation. These increases to equity were offset somewhat by the declaration of a dividend of $0.04 per share during each of the first three quarters of 2007, which had the effect of decreasing stockholders’ equity by $1.1 million.
Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006
Net income for the three months ended September 30, 2007 was $520,000, a decrease of $783,000, or 60.1% from $1.3 million for the same period in 2006. This decrease was primarily due to an increase in non interest expenses of $1.5 million as compared to the three months ended September 30, 2006 as well as an increase in the loan loss provision of $255,000, offset somewhat by an increase in non-interest income of $369,000 as well as a decrease in tax provision of $489,000. All of these changes are discussed below.
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

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net (2)	$622,526	$10,321	6.63%	$572,365	$9,235	6.45%
Investment securities	161,879	2,103	5.20%	174,439	1,927	4.42%
Short-term investments	9,649	120	4.97%	6,455	85	5.27%

Total interest-earning assets	794,054	12,544	6.32%	753,259	11,247	5.97%
Non-interest-earning assets	52,734			41,496

Total assets	$846,788			$794,755

Interest-bearing liabilities:
Savings deposits	$45,564	51	0.45%	$56,515	62	0.44%
Relationship Savings	105,654	1,028	3.89%	80,499	856	4.25%
Money market	58,307	571	3.92%	52,133	421	3.23%
NOW accounts	35,082	58	0.66%	37,220	36	0.39%
Certificates of deposits	245,401	2,984	4.86%	219,435	2,362	4.31%

Total interest-bearing deposits	490,008	4,692	3.83%	445,802	3,737	3.35%
Borrowed Funds	159,315	1,893	4.75%	145,218	1,660	4.57%

Total interest-bearing liabilities	649,323	6,585	4.06%	591,020	5,397	3.65%
Non-interest-bearing liabilities	57,376			57,262

Total liabilities	706,699			648,282
Equity	140,089			146,473

Total liabilities and equity	$846,788			$794,755

Net interest income		$5,959			$5,850

Net interest rate spread (3)			2.26%			2.32%
Net interest-earning assets (4)	$144,731			$162,239

Net interest margin (5)			3.00%			3.11%
Average interest-earning assets to interest-bearing liabilities			122.29%			127.45%

(1)	Yields and rates for the three months ended September 30, 2007 and 2006 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended September 30, 2007 and 2006.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Three Months Ended September 30,
	2007 vs. 2006
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net	$823	$263	$1,086
Investment securities	(122)	298	176
Short-term investments	40	(5)	35

Total interest-earning assets	741	556	1,297

Interest-bearing liabilities:
Savings deposits	(12)	1	(11)
Relationship Savings	236	(64)	172
Money market	54	96	150
NOW accounts	(2)	24	22
Certificates of deposits	299	323	622

Total deposits	575	380	955
Borrowed Funds	166	67	233

Total interest-bearing liabilities	741	447	1,188

Change in net interest income	$—	$109	$109

Net interest income for the three months ended September 30, 2007 was $6.0 million, an increase of $109,000, or 1.9% over the same period of 2006 as the yield on a higher volume of interest-bearing assets increased at a slightly faster rate than the costs on interest-bearing liabilities, as outlined below.
Interest income for the three months ended September 30, 2007 increased $1.3 million, or 11.5%, to $12.5 million as compared to $11.2 million in the same period of 2006. This increase was due both to an increase in average interest-earning assets of $40.8 million, or 5.4%, and an increase in the average yield on these assets. Average outstanding net loans increased $50.2 million, or 8.8% primarily as a result of the growth in mortgage and commercial loan portfolios as previously discussed. The average balance of investment securities decreased $12.6 million, or 7.2%, from the three month period ended September 30, 2006 as investment cash flow was used to partially fund loan growth, an increase in the Bank’s investment in bank owned life insurance, and the purchase of shares of Company stock. The overall increase in average earning assets provided additional interest income of $741,000. The average yield on interest-earning assets increased 35 basis points to 6.32% for the three months ended September 30, 2007, compared to 5.97% for the same period in 2006, accounting for additional interest income of $556,000.
Interest expense increased $1.2 million, or 22.0%, to $6.6 million for the three months ended September 30, 2007 as compared to $5.4 million during the same period in 2006. Average interest-bearing liabilities in the third quarter of 2007 increased $58.3 million, or 9.9%, accounting for $741,000 of additional interest expense. The average cost of funds increased to 4.06% for the three month period ended September 30, 2007, an increase of 41 basis points from a cost of funds of 3.65% for the same period in 2006, resulting in an increase in interest expense of $447,000.
Provision for loan loss expense increased $255,000 to $160,000 for the three months ended September 30, 2007, compared to a provision credit of $95,000 for the three months ended September 30, 2006. This increase was a reflection of both the difference in the amount of and the mix of loan growth, an analysis of the composition of the loan portfolios for the respective periods, and the difference in net charge-offs in 2007 as compared to net recoveries in the same period of 2006. At September 30, 2007, our total allowance for loan losses was $5.2 million, or 0.81% of total loans, compared to $4.7 million, or 0.80% of total loans at December 31, 2006 and $4.7 million, or 0.81% of total loans at September 30, 2006.

Non-interest income totaled $1.5 million for the three months ended September 30, 2007, an increase of $369,000, or 32.7% from the same period a year ago. Driving this were increases in income from banked owned life insurance, which increased $103,000, or 115.7% as the bank increased its investment in this category by $9.9 million, as well as net gains on the sales of securities, which totaled $166,000 for the 2007 third quarter as compared to a net loss of $14,000 in the same period in 2006.
Non-interest expense increased $1.5 million or 29.8%, to $6.5 million for the three months ended September 30, 2007. Most of this increase was in salaries and employee benefits which increased by $1.1 million or 39.3% due to new branch and lending personnel, as well as amortization expense of $626,000 related to the Equity Incentive Plan approved by shareholders in November 2006. The increase in occupancy expenses of $110,000, or 17.9% was also the result of the opening of a replacement branch in North Adams, Massachusetts and a new branch in Great Barrington, Massachusetts. These new branches will serve to increase operating expenses in the near-term. Other increases in advertising, data processing and other expenses were partially offset by a decrease in professional fees.
Income tax expense decreased $489,000, or 64.4% to $270,000 for the three months ended September 30, 2007. The Company’s combined federal and state effective tax rate was 34.2%, a decrease from 36.8% for the same period in 2006 due primarily to an increase in tax-exempt income from both municipal investments and bank-owned life insurance.
Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006
Net income for the nine months ended September 30, 2007 was $1.7 million, a decrease of $1.7 million, or 48.8% from $3.4 million for the same period in 2006. This decrease was primarily due to an increase in non-interest expenses of $3.5 million or 22.3% as compared to the nine months ended September 30, 2006 as well as an increase in the provision for loan losses of $353,000. These decreases were offset by an increase in non-interest income of $1.1 million as well as a decrease in tax provision of $1.0 million. All of these changes are discussed below.
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

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net (2)	$604,706	$29,861	6.58%	$561,975	$26,609	6.31%
Investment securities	165,529	6,305	5.08%	175,121	5,601	4.26%
Short-term investments	11,120	413	4.95%	8,199	296	4.81%

Total interest-earning assets	781,355	36,579	6.24%	745,295	32,506	5.82%
Non-interest-earning assets	48,303			41,041

Total assets	$829,658			$786,336

Interest-bearing liabilities:
Savings deposits	$47,401	155	0.44%	$58,341	191	0.44%
Relationship Savings	100,466	3,020	4.01%	74,426	2,032	3.64%
Money market	54,395	1,492	3.66%	52,865	1,109	2.80%
NOW accounts	35,546	171	0.64%	38,159	80	0.28%
Certificates of deposits	238,669	8,499	4.75%	210,957	6,294	3.98%

Total interest-bearing deposits	476,477	13,337	3.73%	434,748	9,706	2.98%
Borrowed Funds	152,396	5,346	4.68%	149,577	4,911	4.38%

Total interest-bearing liabilities	628,873	18,683	3.96%	584,325	14,617	3.34%
Non-interest-bearing liabilities	56,529			56,086

Total liabilities	685,402			640,411
Equity	144,256			145,925

Total liabilities and equity	$829,658			$786,336

Net interest income		$17,896			$17,889

Net interest rate spread (3)			2.28%			2.48%
Net interest-earning assets (4)	$152,482			$160,970

Net interest margin (5)			3.05%			3.20%
Average interest-earning assets to interest-bearing liabilities			124.25%			127.55%

(1)	Yields and rates for the nine months ended September 30, 2007 and 2006 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the nine months ended September 30, 2007 and 2006.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Nine Months Ended September 30,
	2007 vs. 2006
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net	$2,081	$1,171	$3,252
Investment securities	(279)	983	704
Short-term investments	108	9	117

Total interest-earning assets	1,910	2,163	4,073

Interest-bearing liabilities:
Savings deposits	(36)	—	(36)
Relationship Savings	765	223	988
Money market	33	350	383
NOW accounts	(5)	96	91
Certificates of deposits	892	1,313	2,205

Total deposits	1,649	1,982	3,631
Borrowed Funds	94	341	435

Total interest-bearing liabilities	1,743	2,323	4,066

Change in net interest income	$167	$(160)	$7

Net interest income for the nine months ended September 30, 2007 was $17.9 million, an increase of $7,000 over the same period of 2006 as the Bank was able to offset decreases due to changes in the yield curve through asset growth, as outlined below.
Interest income for the nine months ended September 30, 2007 increased $4.1 million, or 12.5%, to $36.6 million as compared to $32.5 million in the same period of 2006. This increase was due both to an increase in average interest-earning assets of $36.1 million, or 4.8% and an increase in the average yield on these assets. Average outstanding net loans increased $42.7 million, or 7.6% primarily as a result of the growth in mortgage and commercial loan portfolios as previously discussed. The average balance of investment securities decreased $9.6 million, or 5.5%, from the nine month period ended September 30, 2006 as investment cash flow was used to partially fund loan growth, an increase in the Bank’s investment in bank owned life insurance, and the purchase of shares of Company stock. The overall increase in average earning assets provided additional interest income of $1.9 million. The average yield on interest-earning assets increased 42 basis points to 6.24% for the nine months ended September 30, 2007, compared to 5.82% for the same period in 2006, accounting for additional interest income of $2.2 million.
Interest expense increased $4.1 million, or 27.8%, to $18.7 million for the nine months ended September 30, 2007 as compared to $14.6 million during the same period in 2006. Average interest-bearing liabilities in the first nine months of 2007 increased $41.7 million, or 9.6%, accounting for $1.7 million of additional interest expense. The average cost of funds increased to 3.96% for the nine month period ended September 30, 2007, an increase of 62 basis points from a cost of funds of 3.34% for the same period in 2006, resulting in an increase in interest expense of $2.3 million.
Provision for loan loss expense increased $353,000 or 144.1% to $598,000 for the nine months ended September 30, 2007, compared to a provision expense of $245,000 for the nine months ended September 30, 2006. This increase was a reflection of both the difference in the amount of and the mix of loan growth, an analysis of the composition of the loan portfolios for the respective periods, and the difference in net charge-offs in 2007 as compared to net recoveries in the same period of 2006. At September 30, 2007, our total allowance for loan losses was $5.2 million, or 0.81% of total loans, compared to $4.7 million, or 0.80% of total loans at December 31, 2006 and $4.7 million, or 0.81% of total loans at September 30, 2006.

Non-interest income totaled $4.4 million for the nine months ended September 30, 2007, an increase of $1.1 million, or 34.67% from the same period a year ago. Driving this were increases in customer services fees of $354,000, or 17.8% due primarily to prepayment fees received on certain commercial loans, and net gains on the sale of securities of $407,000, or 267.8%. Additionally, income from banked owned life insurance increased $172,000, or 121.1% as the bank increased its investment in this category by $9.9 million.
Non-interest expense increased $3.5 million or 22.3%, to $19.0 million for the nine months ended September 30, 2007. Most of this increase was in salaries and employee benefits which increased by $2.9 million or 33.7% due to new branch and lending personnel, as well as amortization expense of $1.9 million related to the Equity Incentive Plan approved by shareholders in November 2006. The increase in occupancy expenses of $251,000, or 13.3% was also the result of the opening of a replacement branch in North Adams, Massachusetts and a new branch in Great Barrington, Massachusetts. These branches will serve to increase operating expenses in the near-term. Other increases in advertising, data processing and other expenses were somewhat offset by a decrease in professional fees.
Income tax expense decreased $1.0 million, or 50.9% to $982,000 for the nine months ended September 30, 2007. The Company’s combined federal and state effective tax rate was 36.1%, a slight decrease from 37.0% for the same period in 2006 due to an increase in tax-exempt income from both municipal investments and bank-owned life insurance.
Minimum Regulatory Capital Requirements: As of September 30, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s capital amounts and ratios as of September 30, 2007 (unaudited) and December 31, 2006 (unaudited) are presented in the table.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2007:
Total capital to risk weighted assets	$99,162	16.5%	$48,011	8.0%	$60,014	10.0%
Tier 1 capital to risk weighted assets:	93,166	15.5	24,006	4.0	36,008	6.0
Tier 1 capital to average assets:	93,166	11.5	24,357	3.0	40,594	5.0

December 31, 2006:
Total capital to risk weighted assets:	$101,280	18.9%	$42,808	8.0%	$53,510	10.0%
Tier 1 capital to risk weighted assets:	95,825	17.9	21,404	4.0	32,106	6.0
Tier 1 capital to average assets:	95,825	12.5	22,906	3.0	38,177	5.0
Contractual Obligations. Additional information relating to payments due under contractual obligations is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2006. The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2007 and the respective maturity dates:

	September 30, 2007
			More than	More than
			One Year	Three Years
		One Year	through Three	through Five	Over Five
	Total	or Less	Years	Years	Years
	(Dollars in thousands)
Federal Home Loan Bank of Boston advances	$168,574	$61,700	$69,641	$16,000	$21,233
Securities sold under agreements to repurchase	3,270	3,270	—	—	—

Total FHLBB advances and repurchase agreements	$171,844	$64,970	$69,641	$16,000	$21,233

Off-Balance Sheet Arrangements: Other than loan commitments and other contingencies shown below, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Bank’s loan commitments and other contingencies outstanding as of September 30, 2007:

	September 30, 2007
			More than	More than
			One Year	Three Years
		One Year or	through	Through	Over Five
	Total	Less	Three Years	Five Years	years
	(Dollars in thousands)
Commitments to grant loans (1)	$40,507	$40,507	$—	$—	$—
Commercial loan lines-of-credit	16,578	16,578	—	—	—
Unused portion of home equity loans (2)	69,186	549	2,114	8,502	58,021
Unused portion of construction loans (3)	3,736	3,736	—	—	—
Unused portion of overdraft lines-of-credit(4)	3,578	—	—	—	3,578
Unused portion of personal lines-of-credit(5)	402	—	—	—	402
Standby letters of credit(6)	586	586	—	—	—
Other commitments and contingencies(7)	12,232	12,232	—	—	—

Total loan & other commitments	$146,805	$74,188	$2,114	$8,502	$62,001

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of construction loans are available to the borrower for up to one year.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.

(7)	Other commitments relate primarily to potential additional capital calls the Company is committed to contribute as part of its investment in certain limited partnerships.
Item 3: Quantitative and Qualitative Disclosures about Market Risks
There has been no material change in the Company’s market risk during the nine months ended September 30, 2007. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Bank to measure its interest rate risk.

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
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2007. See the discussion and analysis of risk factors provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sales of Equity Securities – Not applicable

(b)	Use of Proceeds – Not applicable

(c)	Repurchase of Our Equity Securities – In April 2007 the Company announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 515,430 shares of the Company’s common stock or approximately 5% of its outstanding common stock. This program was completed in August 2007. On August 22, 2007 the Company announced that its Board of Directors authorized a second stock repurchase program for the purchase of up to 486,366 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Purchases under the two Stock Repurchase Programs in the third quarter of 2007 were as follows:

				(d) Maximum Number or
	(a) Total		(c) Total Number of	Approximate Dollar Value
	Number of	(b) Average	Shares Purchased as Part	of Shares that May Yet Be
	Shares	Price	of Publicly announced	Purchased Under the Plans
Period	Purchased	Paid per Share	Plans or Programs	or Programs
July 1 – 30	238,500	$14.42	469,900	45,530
August 1 – 31:
5% Plan announced April 2007	45,530	$13.53	515,430	- 0 –
5% Plan announced August 2007	17,300	$14.08	17,300	469,066
September 1 - 30	127,200	$14.02	144,500	341,866
In the period from October 1, 2007 to November 2, 2007, the Company repurchased an additional 124,900 shares under the repurchase program announced in August 2007, at an average price of $14.43 per share.

Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5 Other Information
On July 25, 2007 the Company announced that the Bank had entered into a Purchase Agreement with First Niagara Bank (“First Niagara”) to acquire certain assets and assume certain liabilities of five (5) full-service branches of First Niagara located in the eastern New York communities of Windham, Greenville, Middleburgh, Oakhill (East Durham), and Whitehall (collectively the “Branches”). As of June 30, 2007, aggregate deposit liabilities related to the Branches to be assumed by the Bank totaled approximately $83.5 million. The Bank has agreed to pay a weighted average premium of 12.75% of the deposits. No customer loans are being transferred in connection with the transaction. The proposed acquisition of the Branches is subject to customary closing conditions, and has received state and federal regulatory approvals. The Bank intends to consummate the transaction on December 7, 2007.
On November 6, 2007, the Company announced that Michael A. Christopher, President and Chief Operating Officer and a Director of the Company and Legacy Banks (the “Bank”) intends to retire from those positions, and as a Director of The Legacy Banks Foundation, effective January 1, 2008. On November 5, 2007, the Company and the Bank entered into a Separation and General Release Agreement and a Consulting Agreement with Mr. Christopher, as further described in the Company’s Form 8-K filed on November 6, 2007. The Company estimates that fourth quarter expenses related to the Separation Agreement and the Consulting Agreement will result in an after-tax charge of approximately $513,000.

Item 6: Exhibits
2.1	Amended and Restated Plan of Conversion*

3.1	Certificate of Incorporation of Legacy Bancorp, Inc.*

3.2	Bylaws of Legacy Bancorp, Inc. (as amended)*

10.1	Legacy Banks ESOP Trust Agreement**

10.2	ESOP Plan Document**

10.3	ESOP Loan Documents**

10.4.1	Employment Agreement between Legacy Banks and J. Williar Dunlaevy**

10.4.2	Employment Agreement between Legacy Banks and Michael A. Christopher**

10.4.3	Employment Agreement between Legacy Banks and Steven F. Pierce**

10.4.4	Employment Agreement between Legacy Banks and Stephen M. Conley**

10.4.5	Employment Agreement between Legacy Banks and Richard M. Sullivan**

10.5.1	Employment Agreement between Legacy Bancorp, Inc. and J. Williar Dunlaevy**

10.5.2	Employment Agreement between Legacy Bancorp, Inc. and Michael A. Christopher**

10.5.3	Employment Agreement between Legacy Bancorp, Inc. and Steven F. Pierce**

10.5.4	Employment Agreement between Legacy Bancorp, Inc. and Stephen M. Conley**

10.5.5	Employment Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan**

10.8	Legacy Banks Employee Severance Compensation Plan**

10.9.1	Legacy Banks Supplemental Executive Retirement Plan with J. Williar Dunlaevy**

10.9.2	Legacy Banks Supplemental Executive Retirement Plan with Michael A. Christopher**

10.10	Director Fee Continuation Plan**

10.11	2006 Equity Incentive Plan***

11.0	Statement re: Computation of per share earnings is incorporated herein by reference to Notes to Consolidated Financial Statements within Part I, Item 1, “Financial Statements”

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Stephen M. Conley

32	Certification pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 filed October 27, 2005.

**	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended.

***	Incorporated by reference from the Registrant’s Proxy Statement on Form DEF 14A filed September 28, 2006.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY BANCORP, INC.

Date: November 6, 2007	/s/ J. Williar Dunlaevy

J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date: November 6, 2007	/s/ Stephen M. Conley

Stephen M. Conley
Senior Vice President, Chief Financial Officer and
Treasurer (Principal Accounting Officer)