Form 10-K
period 2007-12-31
Legacy Bancorp, Inc.
filed 2008-03-17
CIK 1332199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act)  Yes ☐     No ☑

Based upon the closing price of the registrant’s common stock as of the last business day of the registrants most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $117,779,449.

The number of shares of Common Stock outstanding as of March 11, 2008 was 9,168,260.

Documents Incorporated By Reference:

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

General:  Legacy Banks is a full-service, community-oriented financial institution offering products and services to individuals, families and businesses through sixteen branch offices located in Berkshire County, Massachusetts and eastern New York State and one loan production office located in Colonie, New York. Predecessors to Legacy Banks were originally organized as Massachusetts state-charted mutual savings banks dating back to 1890. Legacy Banks’ business consists primarily of making loans to its customers, including residential mortgages, commercial real estate loans, commercial loans and consumer loans, and investing in a variety of investment and mortgage-backed securities. Legacy Banks funds these lending and investment activities with deposits from the general public, funds generated from operations and select borrowings. Legacy Banks also provides insurance and investment products and services, investment portfolio management, debit and credit card products and online banking.

Market Area and Competition:  We offer a variety of financial products and services designed to meet the needs of the communities we serve. Our primary deposit-gathering area is concentrated in Berkshire County, Massachusetts and eastern New York State. Legacy Banks is one of the largest banks in Berkshire County, Massachusetts in deposits and mortgage recordings. We are headquartered in Pittsfield, Massachusetts, located 120 miles west of Boston, MA and 30 miles east of Albany, NY. The Massachusetts and New York counties in which Legacy Banks currently operate include a mixture of rural, suburban and urban markets.

In the past few years we have continually mentioned that part of our business strategy was the intent to expand geographically into areas contiguous to our existing markets, including into the State of New York, and to increase our loan volume in all areas. One step in this strategy was achieved recently as the Bank purchased five branch offices located in Eastern New York from First Niagara Bank on December 7, 2007, assuming approximately $76.6 million of deposit liabilities. This expansion into Eastern New York will continue into 2008 as the Bank has recently applied for regulatory approval to open two denovo branch locations, one in downtown Albany, NY and one in Latham, NY. Additionally, our expansion strategy includes a national commercial real estate lending program which is not limited to our existing markets, and we intend to focus on growth of this program as well. As of December 31, 2007, loans from this program amounted to $91.1 million, 42.9% of the gross commercial real estate portfolio and 9.9% of the Company’s total assets. These loans were made in 16 states and $73.5 million of these loans were made in states other than Massachusetts and New York.

We face substantial competition in our efforts to originate loans and attract deposits and other fee-based business. Achieving meaningful growth is very challenging given the number of competitors and the overall decline in the population in our market area. The major risks associated with our competitive environment in Berkshire County are that it is relatively small and over-banked, which results in limited asset and funding diversification. We face direct competition from a significant number of financial institutions within Berkshire County, many with a state-wide, regional or national presence. Following is a list of local financial institutions with whom we compete, including their asset size as of December 31, 2007: Berkshire Bank ($2.5 billion); Greylock Federal Credit Union ($985 million); Hoosac Bank ($383 million); and Lee Bank ($286 million). We also compete with five smaller community banks. Regional and national banks which have offices in our area include Citizens Bank of Massachusetts and TD Banknorth. We compete with these institutions through competitive pricing coupled with superior service and expertise in both commercial and retail banking. We also combine these same attributes to our expanded commercial lending in New York, our recently acquired New York branches and to our national commercial real estate lending program. In our markets, in addition to the local banks and credit unions, our competitors are brokerage houses, life insurance agents, and mortgage brokers. In our national commercial real estate lending program, our major competitors are life insurance companies and to a lesser extent pension funds and other banks.

Prior to the acquisition of the five branches in New York, our business outside Berkshire County was predominantly commercial real estate lending, and came from two sources. First, for several years lenders from our commercial banking group had developed contacts and clients in the Albany-Schenectady-Troy Metropolitan Statistical Area (MSA) and traveled there regularly. The opening of the loan production office during 2006 provided a base of operations for the New York commercial lending activity. Second, our national commercial lending program, Legacy Real Estate Finance or LREF, is targeted and specialized, and operates separately from our commercial banking group. LREF program guidelines are first mortgage loans on high quality, institutional grade income property generally ranging in size from $500,000 to $5.0 million, with preference in the $500,000 to $3.0 million size range. LREF works exclusively through a group of ten well-established mortgage banking correspondents who are designated and contracted to originate and service loans on behalf of Legacy Banks in approximately 20 major metropolitan markets, 16 of which are located in the eastern half of the United States.

Lending Activities

The following table summarizes the composition of Legacy Banks’ loan portfolio as of the dates indicated:

	At December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$349,772	53.17%	$325,407	55.85%	$308,008	55.86%
Commercial	212,191	32.26	170,971	29.35	160,675	29.14
Home equity	56,752	8.63	56,856	9.76	58,640	10.64

	618,715	94.06	553,234	94.96	527,323	95.64

Other loans:
Commercial	27,664	4.20	22,903	3.93	20,579	3.73
Consumer and other	11,421	1.74	6,451	1.11	3,457	0.63

	39,085	5.94	29,354	5.04	24,036	4.36

Total loans	657,800	100.00%	582,588	100.00%	551,359	100.00%

Other Items:
Net deferred loan costs	1,397		891		361
Unamortized premiums	—		—		—
Allowance for loan losses	(5,568)		(4,677)		(4,220)

Total Loans, net	$653,629		$578,802		$547,500

	At December 31,
	2004		2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$284,114	55.89%	$254,166	54.15%
Commercial	141,540	27.84	139,708	29.77
Home equity	53,508	10.53	44,506	9.48

	479,162	94.26	438,380	93.40

Other loans:
Commercial	24,856	4.89	22,087	4.70
Consumer and other	4,332	0.85	8,897	1.90

	29,188	5.74	30,984	6.60

Total loans	508,350	100.00%	469,364	100.00%

Other Items:
Net deferred loan costs	224		275
Unamortized premiums	—		36
Allowance for loan losses	(3,846)		(4,420)

Total Loans, net	$504,728		$465,255

General:  Legacy Banks’ gross loan portfolio aggregated $657.8 million at December 31, 2007, representing 71.1% of the Company’s total assets at that date. In its lending activities, Legacy Banks originates residential real estate loans secured by one-to-four-family residences, commercial real estate loans, residential and commercial construction loans, commercial loans, home equity lines-of-credit, fixed rate home equity loans and other personal consumer loans. While Legacy Banks makes loans throughout Massachusetts and Eastern New York, most of its lending activities are concentrated in its market area. Loans originated totaled $195.3 million in the 2007 as compared to $154.0 million in 2006. Residential mortgage loans sold into the secondary market, on a servicing-retained basis, totaled $426,000 during 2007. No residential mortgage loans were sold on a servicing-retained basis in 2006.

Loans originated by Legacy Banks are subject to federal and state laws and regulations. Interest rates charged by Legacy Banks on its loans are influenced by the demand for such loans, the amount and cost of funding available for lending purposes, current asset/liability management objectives and the interest rates offered by competitors. As of December 31, 2007, there were no loan concentrations exceeding 10% of total loans. A loan concentration is defined as amounts loaned to a multiple number of borrowers engaged in similar activities which would cause the borrowers to be similarly impacted by economic or other conditions.

Residential Real Estate Loans:  Legacy Banks offers fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $3.0 million. As of December 31, 2007, this portfolio totaled $349.8 million, or 53.2% of the total gross loan portfolio on that date, and had an average yield of 5.89%. Of the residential mortgage loans outstanding on that date, $132.3 million were adjustable-rate loans with an average yield of 5.61% and $217.5 million were fixed-rate mortgage loans with an average yield of 6.06%. Residential mortgage loan originations totaled $75.0 million and $55.2 million for 2007 and 2006, respectively.

The decision to originate loans for portfolio or for sale into the secondary market is made by the Bank’s Asset/Liability Management Committee, and is based on the market rates for such loans and the organization’s interest rate risk and liquidity profile. Current practice is to sell almost all newly originated fixed-rate 10, 15 and 30 year monthly payment loans, while 25 year fixed rate bi-weekly loans are generally held in the Bank’s portfolio. At December 31, 2007, 10, 15, 25 and 30 year fixed rate monthly payment loans held in the Bank’s portfolio totaled $217.5 million, or 62.2% of total residential real estate mortgage loans at that date. Legacy Banks services loans sold to Freddie Mac and Fannie Mae and earns a fee equal to 0.25% of the loan amounts outstanding for providing these services. The total of loans serviced for others as of December 31, 2007 is $8.2 million.

At December 31, 2007, adjustable-rate mortgage (ARM) loans totaled $132.3 million or 37.8% of total residential loans outstanding at that date. ARMs are offered for terms of up to 30 years with initial interest rates that are fixed for 1, 3, 5, 7 or 10 years. After the initial fixed-rate period, the interest rates on the loans are generally reset based on the relevant U.S. Treasury CMT (Constant Maturity Treasury) Index plus add-on margins of varying amounts, for periods of 1 year. Interest rate adjustments on such loans typically range from 2.0% to 3.0% during any adjustment period and 5.0% to 6.0% over the life of the loan. Periodic adjustments in the interest rate charged on ARM loans help to reduce Legacy Banks’ exposure to changes in interest rates. However, ARM loans generally possess an element of credit risk not inherent in fixed-rate mortgage loans, in that borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise. Higher payments may increase the risk of default, though this risk has not had a materially adverse effect on Legacy Banks to date.

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

Commercial Real Estate Loans:  Legacy Banks originated $69.4 million and $50.2 million of commercial real estate loans in 2007 and 2006, respectively, and had $212.2 million of commercial real estate loans, with an average yield of 7.28%, in its portfolio as of December 31, 2007. We have placed increasing emphasis on commercial real estate lending over the past several years, and as a result such loans have grown from 15.2% of the total loan portfolio at December 31, 2001 to 32.3% as of December 31, 2007. Legacy Banks intends to further grow this segment of its loan portfolio, both in absolute terms and as a percentage of its total loan portfolio.

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

The national commercial real estate lending program, LREF, which was started in 2002, accounts for approximately 42.9%, 46.5%, and 43.3%, of our total commercial real estate loans as of December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, loans from this program amounted to $91.1 million. The LREF program is considered an important part of our overall commercial real estate lending activities, allowing for greater portfolio diversification while providing Legacy with lending opportunities greater than can be seen within the Bank’s geographical footprint. We intend to continue to focus on careful growth of this program as part of our business strategy, and in alignment with our overall growth strategy.

In its evaluation of a commercial real estate loan application, Legacy Banks considers the net operating income of the borrower’s business, the borrower’s expertise, credit history, and the profitability and value of the underlying property. In addition, for loans secured by rental properties, Legacy Banks will also consider the terms of the leases and the quality of the tenants. Legacy Banks generally requires that the properties securing these loans have debt service coverage ratios (the ratio of cash flow before debt service to debt service) of at least 1.20.

Commercial real estate loans generally have larger balances and involve a greater degree of risk than residential mortgage loans. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral value of the commercial real estate securing the loan. Economic events and changes in government regulations could have an adverse impact on the cash flows generated by properties securing Legacy Banks’ commercial real estate loans and on the value of such properties. As of December 31, 2007 Legacy Banks had $25.5 million in commercial real estate loans concentrated in the hospitality industry, representing 12.0% of the total commercial real estate loan portfolio.

Home Equity Lines-of-Credit and Loans:  Legacy Banks offers home equity lines-of-credit and home equity term loans. Legacy Banks originated $28.9 million and $29.0 million of home equity lines-of-credit and loans during 2007 and 2006 respectively, and at December 31, 2007 had $56.8 million of home equity lines-of-credit and loans outstanding, representing 8.6% of the loan portfolio, with an average yield of 7.22% at that date.

Home equity lines-of-credit and loans are secured by first or second mortgages on one-to-four family owner occupied properties, and are made in amounts such that the combined first and second mortgage balances generally do not exceed 80% of the value of the property serving as collateral at time of origination. The lines-of-credit are available to be drawn upon for 10 years, at the end of which time they become term loans amortized over 10 years. Interest rates on home equity lines normally adjust based on the prime rate of interest as published by the Wall Street Journal. The undrawn portion of home equity lines-of-credit totaled $68.7 million at December 31, 2007.

Commercial Loans:  Legacy Banks originates secured and unsecured commercial and industrial loans to business customers in its market area for the purpose of financing equipment purchases, working capital, expansion and other general business purposes. Legacy Banks originated $18.9 million and $17.3 million in commercial loans during 2007 and 2006, respectively, and as of December 31, 2007 had $27.7 million in commercial loans in its portfolio, representing 4.2% of such portfolio, with an average yield of 7.78%. Legacy Banks intends to continue to grow this segment of its lending business in the future.

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

Consumer and Other Loan:  Legacy Banks offers a variety of consumer and other loans, including auto loans, manufactured housing loans and loans secured by passbook savings or certificate accounts. Legacy Banks originated or purchased $7.1 million and $5.3 million of consumer and other loans during 2007 and 2006, respectively, and at December 31, 2007 had $11.4 million of consumer and other loans outstanding, representing 1.7% of the loan portfolio at that date, with an average yield of 8.49%.

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

Legacy Banks issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2007, Legacy Banks had loan and other financial commitments totaling $143.8 million. For information about Legacy Banks’ loan commitments outstanding as of December 31, 2007, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Quantitative and Qualitative Disclosures About Risk Management — Loan Commitments”.

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

The following table sets forth certain information concerning Legacy Banks’ portfolio loan originations, inclusive of loan purchases:

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Loans at beginning of year	$582,588	$551,359	$508,350	$469,364	$373,480

Originations:
Mortgage loans on real estate:
Residential	75,047	55,223	86,247	92,944	138,305
Commercial	69,375	50,239	52,321	45,191	81,875
Home Equity	28,928	28,997	35,429	39,416	41,059

	173,350	134,459	173,997	177,551	261,239
Other Loans:
Commercial Business	18,932	17,330	10,832	13,170	543
Consumer and other	3,037	2,183	1,617	3,783	5,982

	21,969	19,513	12,449	16,953	6,525

Total loans originated	195,319	153,972	186,446	194,504	267,764
Loans purchased	4,042	3,106	5,000	—	—
Deduct:
Principal loan repayments and prepayments	105,703	114,281	125,481	138,968	150,836
Loan sales	18,170	11,405	22,342	15,611	20,794
Charge-offs	276	163	614	939	250

Total deductions	124,149	125,849	148,437	155,518	171,880

Net increase (decrease) in loans	75,212	31,229	43,009	38,986	95,884

Loans at end of year	$657,800	$582,588	$551,359	$508,350	$469,364

Residential mortgage loans are underwritten by Legacy Banks’ staff of residential loan underwriters. Residential mortgage loans less than the Fannie Mae (FNMA) limit to be held in portfolio require the approval of a residential loan underwriter. Residential mortgage loans greater than the FNMA limit but less than $1,000,000 require the approval of either the CEO or Executive Vice President. Residential mortgage loans greater than $1,000,000 but less than $3.0 million require the approval of the Loan Committee. Residential mortgage loans greater than $3.0 million but less than Legacy Banks’ legal lending limit require the approval of the Executive Committee of the board of directors of the Bank.

Commercial real estate and commercial loans are underwritten by commercial credit analysts. For commercial real estate loans, loan officers may approve loans up to their individual lending limits, which range from $50,000 to $400,000, while loans up to $1,000,000 may be approved by the CEO and Executive Vice President. The Loan Committee may approve loans of up to $6.0 million, while loans over these limits require the approval of the Executive Committee of the board of directors of the Bank. LREF loans may generally be approved up to $5.0 million, with any loan over $3.0 million requiring the approval of at least two executive level officers.

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

Pursuant to its loan policy, Legacy Banks generally will not make loans aggregating more than 10% of the Banks’ retained earnings and capital stock accounts or $9.6 million as of December 31, 2007 to one borrower (or related entity). Exceptions to this limit require the approval of the Executive Committee of the board of directors of the Bank prior to loan origination. Legacy Banks’ internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank’s retained earnings and capital stock accounts, or $19.2 million for Legacy Banks as of December 31, 2007.

Legacy Banks has established a risk rating system for its commercial real estate and commercial loans. This system evaluates a number of factors useful in indicating the risk of default and risk of loss associated with a loan. These ratings are performed by commercial credit analysts who do not have responsibility for loan originations. See “Asset Quality — Classification of Assets and Loan Review”.

Maturity and Sensitivity of Loan Portfolio:  The following table shows contractual final maturities of selected loan categories at December 31, 2007. The contractual maturities do not reflect premiums, discounts and deferred costs, and do not reflect prepayments:

	Contractual Maturity
	Due Less Than	Due After One	Due After
	One Year	To Five Years	Five Years	Total
	(Dollars in thousands)

Commercial Real Estate Loans	$19,689	$66,164	$111,753	$197,606
Commercial Construction loans	9,788	2,235	2,562	14,585

Sub-total: Total Commercial Real Estate Loans	$29,477	$68,399	$114,315	$212,191

Residential Construction Loans	1,022	9,550	—	10,572

Total	$30,499	$77,949	$114,315	$222,763

Of the $192.3 million total of loans above which mature in more than one year, $101.5 million are fixed-rate and $90.8 million are adjustable rate.

Asset Quality

General:  One of Legacy Banks’ most important operating objectives is to maintain a high level of asset quality. Management uses a number of strategies in furtherance of this goal including maintaining sound credit standards in loan originations, monitoring the loan portfolio through internal and third-party loan reviews, and employing active collection and workout processes for delinquent or problem loans. While non-performing loans have increased moderately over the prior year, total non-performing dollars are still relatively low. Legacy has no subprime loans exposure anywhere on our balance sheet. We make only loans and investments that we would be comfortable holding on our balance sheet from a quality perspective.

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

Other Real Estate Owned:  Legacy Banks classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the lower of the carrying value or the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At December 31, 2007, Legacy Banks had two properties worth approximately $185,000 classified as OREO. At December 31, 2006, Legacy Banks had no property classified as OREO.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans with payments past due at or greater than 90 days are generally maintained on a non-accrual basis. Impairment is measured on a loan by loan basis for commercial loans and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. At December 31, 2007, loans which have been determined to possess an increased level of risk, which includes those loans deemed to be impaired, totaled $7.0 million, consisting of $6.0 million in commercial real estate loans and $971,000 in other commercial loans. Legacy Banks engages an independent third party to conduct an annual review of its commercial mortgage and commercial loan portfolios. These loan reviews provide a credit evaluation of selected individual loans to determine whether the risk ratings assigned are appropriate. Independent loan review findings are presented directly to the Audit Committee of the board of directors of the Bank.

Non-Performing Loans:  The table below sets forth the amounts and categories of our non-performing loans at the dates indicated. At December 31, 2007 Legacy Banks had no troubled debt restructurings (a loan for which a portion of interest or principal has been forgiven or the loan is modified at an interest rate less than current market rates). At December 31, 2006 the Bank had five troubled debt restructurings to one borrower with a combined balance of $943,000. The interest income recorded from these loans amounted to approximately $60,000 and $60,000 for the twelve month periods ended December 31, 2007 and 2006, respectively.

If the non-accrual loans had been current, the gross interest income that would have been recorded for the year ended December 31, 2007 is equal to approximately $115,000. No interest income from these loans was recorded in net income for the year ended December 31, 2007 for the period they were classified as non-performing.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage	$499	$483	$479	$123	$875
Commercial mortgage	539	179	96	1,229	662
Commercial	386	132	250	388	316
Home equity, consumer and other	108	85	78	29	—

Total non-accrual loans	1,532	879	903	1,769	1,853

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity, consumer and other	—	—	—	—	—

Total loans 90 days delinquent and still accruing	—	—	—	—	—

Total non-performing loans	$1,532	$879	$903	$1,769	$1,853

Troubled debt restructurings	$—	$943	$—	$891	$779

Ratios:
Non-performing loans to total loans	0.23%	0.15%	0.16%	0.35%	0.39%
Non-performing assets to total assets	0.17%	0.11%	0.12%	0.26%	0.29%

Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due unless an evaluation by management clearly indicates that the loan is well-secured and in the process of collection. Restructured loans represent performing loans for which concessions were granted due to a borrower’s financial condition. Such concessions may include reductions of interest rates to below-market terms and/or extension of repayment terms.

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

The Board and management take the following into consideration when determining the adequacy of the allowance for loan losses for each loan category or sub-category: (i) changes in the trend of the volume and severity of past due and classified loans, and trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications, (ii) changes in the trend of loan charge-offs and recoveries, (iii) changes in the nature, volume or terms of the loan portfolios, (iv) changes in lending policies or procedures, including the Banks’ loan review system, underwriting standards and collection, charge-off and recovery practices, and the degree of oversight by the Board, (v) changes in the experience, ability, and depth of lending management and staff, (vi) changes in national and local economic and business conditions and developments, including the condition of various industry and market segments, (vii) the existence and effect of any concentrations of credit and changes in the level of such concentrations, and (viii) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the portfolios. The allowance for loan losses is evaluated on a regular basis by management and is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans classified as impaired, for which an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of the loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors, as outlined above.

A loan is considered impaired when, based on current information and events, it is probable that Legacy Banks will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Legacy Banks generally does not separately identify individual consumer and residential loans for impairment disclosures. At December 31, 2007, impaired loans totaled $2.8 million with a valuation allowance of approximately $440,000.

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

The following table sets forth activity in Legacy Banks’ allowance for loan losses for the periods indicated:

	At or For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of period	$4,677	$4,220	$3,846	$4,420	$3,633

Charge-offs:
Mortgage loans on real estate:	—	(50)	—	(621)	—
Other loans:
Commercial	(104)	(19)	(506)	(258)	(184)
Consumer and other	(114)	(94)	(108)	(60)	(66)

Total other loans	(218)	(113)	(614)	(318)	(250)

Total charge-offs	(218)	(163)	(614)	(939)	(250)
Recoveries:
Mortgage loans on real estate	—	10	—	—	—
Other loans:
Commercial	15	316	66	128	31
Consumer and other	43	61	81	25	27

Total other loans	58	377	147	153	58

Total recoveries	58	387	147	153	58

Net recoveries (charge-offs)	(160)	224	(467)	(786)	(192)
Provision for loan losses	1,051	233	841	212	979

Balance at end of period	$5,568	$4,677	$4,220	$3,846	$4,420

Ratios:
Net recoveries (charge-offs) to average loans outstanding — annualized	(0.03)%	0.04%	(0.09)%	(0.16)%	(0.05)%
Allowance for loan losses to non — performing loans at end of period	363.45%	532.08%	467.33%	217.41%	238.53%
Allowance for loan losses to total loans at end of period	0.85%	0.80%	0.77%	0.76%	0.94%

Our allowance for loan losses to total loans was above 0.90% as of December 31, 2003 primarily due to the provision for one large commercial loan, which was restructured in 2003, thereby reducing the allowance in the subsequent years. The amount of the additions to the allowance charged to operating expense for each of the above years is a reflection of various factors analyzed by management, including the amount of loan growth in each year as well as the type of loan growth. Additionally, the amount of charge-offs and recoveries in a given year will impact the amount of provision expense. Our allowance for loan losses to total loans was 0.85% at December 31, 2007, an increase from 0.80% at December 31, 2006.

The following tables set forth Legacy Banks’ percent of allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	At December 31,
	2007			2006			2005
			Percent of			Percent of			Percent of
			Loans in			Loans in			Loans in
			Each			Each			Each
	Allowance	Loan	Category to	Allowance	Loan	Category	Allowance	Loan	Category to
	for Loan	Balances by	Total	for Loan	Balances by	to Total	for Loan	Balances by	Total
	Losses	Category	Loans	Losses	Category	Loans	Losses	Category	Loans
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$946	$349,772	53.17%	$892	$325,407	55.86%	$881	$308,008	55.86%
Commercial	3,688	212,191	32.26	3,015	170,971	29.35	2,779	160,675	29.14
Home equity	245	56,752	8.63	249	56,856	9.76	168	58,640	10.64

	4,879	618,715	94.06	4,156	553,234	94.96	3,828	527,323	95.64

Other loans:
Commercial	507	27,664	4.20	426	22,903	3.93	353	20,579	3.73
Consumer and other	182	11,421	1.74	95	6,451	1.11	39	3,457	0.63

	689	39,085	5.94	521	29,354	5.04	392	24,036	4.36

Total	$5,568	$657,800	100.00%	$4,677	$582,588	100.00%	$4,220	$551,359	100.00%

	At December 31,
	2004			2003
			Percent of			Percent of
			Loans in			Loans in
			Each			Each
	Allowance	Loan	Category to	Allowance	Loan	Category to
	for Loan	Balances by	Total	for Loan	Balances by	Total
	Losses	Category	Loans	Losses	Category	Loans
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$785	$284,114	55.89%	$713	$254,166	54.15%
Commercial	2,363	141,540	27.84	3,113	139,708	29.77
Home equity	156	53,508	10.53	124	44,506	9.48

	3,304	479,162	94.26	3,950	438,380	93.40

Other loans:
Commercial	423	24,856	4.89	369	22,087	4.70
Consumer and other	119	4,332	0.85	101	8,897	1.90

	542	29,188	5.74	470	30,984	6.60

Total	$3,846	$508,350	100.00%	$4,420	$469,364	100.00%

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

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires Legacy Banks to designate its securities as held to maturity, available for sale or trading, depending on Legacy Banks’ intent with regard to its investments at the time of purchase. At December 31, 2007, $134.5 million or 88.5% of the portfolio was classified as available for sale, and $97,000 or 0.06% of the portfolio was classified as held to maturity. At December 31, 2007, the net unrealized gain on securities classified as available for sale was $1,421,000. Legacy Banks does not currently maintain a trading portfolio of securities. At December 31, 2007, Legacy Banks did not hold securities of any issuers, as defined in Section 2(4) of the Securities Act, in which the aggregate book value of such securities exceeded 10% of equity.

Government Sponsored Enterprises.  At December 31, 2007, Legacy Banks’ Government Sponsored Enterprises portfolio totaled $48.3 million, or 31.7% of the total portfolio on that date. This portfolio decreased $42.6 million, or 46.9% from the December 31, 2006 amount of $90.9 million as cash flow from securities was utilized to partially fund loan growth, purchase $9.9 million of new bank owned life insurance (BOLI), and repurchase common shares throughout 2007.

Municipal Bonds.  At December 31, 2007, Legacy Banks’ Municipal Bond portfolio totaled $9.9 million, or 6.5% of the total portfolio on that date. This portfolio increased $2.8 million, or 38.6% over the December 31, 2006 amount of $7.2 million as the Bank took advantage of available bonds with an attractive tax-equivalent yield.

Corporate Obligations.  At December 31, 2007, Legacy Banks’ portfolio of corporate obligations totaled $1.5 million, or 1.0% of the portfolio at that date. Legacy Banks’ policy requires that investments in corporate obligations be restricted only to those obligations that are readily marketable and rated “Investment Grade” by a nationally recognized rating agency. At December 31, 2007, all investments in corporate obligations were rated “Investment Grade”.

Mortgage-Backed Securities.  At December 31, 2007, Legacy Banks’ portfolio of mortgage-backed securities totaled $65.7 million, or 43.2% of the portfolio on that date, and consisted of pass-through securities totaling $38.0 million and collateralized mortgage obligations totaling $27.7 million directly insured or backed by Freddie Mac, Fannie Mae, Government National Mortgage Association (Ginnie Mae), and certain private issuers. Legacy invests in mortgage-backed securities with the purpose of receiving a competitive rate of return with a steady cash flow used for reinvestment and liquidity.

Marketable Equity Securities.  At December 31, 2007, Legacy Banks’ portfolio of marketable equity securities totaled $9.1 million, or 6.0% of the portfolio at that date, and consisted entirely of common and preferred stock of various corporations. Legacy Banks’ investment policy requires stocks within this portfolio to be diversified into several different business segments, actively traded and of high quality.

Restricted Equity Securities and Other investments.  At December 31, 2007, Legacy Banks’ portfolio of restricted equity securities and other investments totaled $17.4 million or 11.5% of the portfolio at that date. These securities consisted primarily of stock in the Federal Home Loan Bank of Boston (FHLBB) totaling $10.7 million, which must be held as a condition of membership in the Federal Home Loan Bank System and as a condition to Legacy Banks’ borrowing under the FHLBB advance program. The remaining $6.7 million consisted of certain other equity investments in Savings Bank Life Insurance of Massachusetts, Community Investment Fund, Depositors Insurance Fund and other investments.

The following table sets forth certain information regarding the amortized cost and market values of Legacy Banks’ investment securities at the dates indicated:

	At December 31, 2007		At December 31, 2006		At December 31, 2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in Thousands)

Securities available for sale:
Government-sponsored enterprises	$48,041	$48,262	$91,181	$90,906	$95,613	$94,369
Municipal bonds	9,930	9,941	7,199	7,174	6,061	6,002
Corporate bonds and other obligations	1,501	1,531	2,971	2,977	6,149	6,161
Mortgage-backed securities	65,551	65,726	54,165	53,838	56,896	55,505

Total debt securities	125,023	125,460	155,516	154,895	164,719	162,037

Common stock	8,100	9,084	6,013	7,318	4,399	5,399

Total securities available for sale	133,123	134,544	161,529	162,213	169,118	167,436

Securities held to maturity:
Other bonds and obligations	97	97	97	97	97	97

Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	10,722	10,722	8,999	8,999	9,056	9,056
Savings Bank Life Insurance	1,709	1,709	1,709	1,709	1,709	1,709
Other investments	4,982	4,982	3,114	3,114	1,623	1,623

Total restricted equity securities and other investments	17,413	17,413	13,822	13,822	12,388	12,388

Total securities	$150,633	$152,054	$175,448	$176,132	$181,603	$179,921

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of Legacy Banks’ debt securities portfolio at December 31, 2007. In the case of mortgage-backed securities, the table shows the securities by their contractual maturities, however there are scheduled principal payments for these securities and there will also be unscheduled prepayments prior to their contractual maturity:

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)

Securities available for sale (AFS):
Government-sponsored enterprises	$29,205	4.55%	$15,847	5.02%	2,989	5.58%	$—	—	$48,041	4.77%
Municipal Bonds	—	—	445	3.55%	3,306	3.70%	6,179	4.10%	9,930	3.94%
Corporate bonds and other obligations	—	—	1,501	5.22%	—	—	—	—	1,501	5.22%

Subtotal	29,205		17,793		6,295		6,179		59,472

Mortgage-backed securities	—	—	1,639	5.47%	4,528	5.46%	59,384	5.52%	65,551	5.51%

Total AFS debt securities	29,205		19,432		10,823		65,563		125,023

Securities held to maturity (HTM):
Corporate bonds and other obligations	30	2.79%	52	3.00%	15	3.00%	—	3.00%	97	3.00%

Total HTM debt securities	30		52		15		—		97

Total debt securities	$29,235		$19,484		$10,838		$65,563		$125,120

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

The maturities of Legacy Banks’ certificate of deposit accounts range from one month to five years. In addition, Legacy Banks offers a variety of commercial business products to small businesses operating within its primary market area. Legacy Banks will on occasion negotiate interest rates to attract jumbo certificates of deposit, and accepts deposits of $100,000 or more from customers based on posted rates. Legacy Banks also generates certificates of deposit through the use of brokers and internet-based network deposits. Brokered deposits and network deposits totaled $14.6 million and $20.9 million, respectively at December 31, 2007.

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

The following tables set forth certain information relative to the composition of Legacy Banks’ average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended December 31,
	2007			2006			2005
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Deposit type:
Demand	$50,465	9.5%	—%	$49,971	10.2%	—%	$55,996	11.9%	—%
NOW deposits	35,333	6.7	0.65	37,633	7.7	0.34	39,507	8.3	0.21
Money market deposits	53,523	10.1	3.66	52,911	10.8	2.94	59,016	12.5	1.61
Regular savings	46,986	8.9	0.44	56,759	11.6	0.44	69,088	14.6	0.43
Relationship Savings	101,798	19.3	3.88	78,628	16.1	3.88	71,188	15.1	2.37

Total transaction accounts	288,105	54.5	2.20	275,902	56.4	1.82	294,795	62.4	1.04
Certificates of deposit	240,571	45.5	4.78	213,448	43.6	4.13	177,613	37.6	2.94

Total deposits	$528,676	100.0%	3.39%	$489,350	100.0%	2.84%	$472,408	100.0%	1.76%

The following table sets forth the time deposits of Legacy Banks classified by interest rate as of the dates indicated:

	At December 31,
	2007	2006	2005
	(Dollars in thousands)

Interest Rate
Less than 2%	$220	$328	$4,488
2.00%-2.99%	5,351	5,771	49,175
3.00%-3.99%	38,748	47,688	103,039
4.00%-4.99%	117,786	66,728	28,875
5.00%-5.99%	111,251	107,374	2,662
6.00%-6.99%	—	—	23

Total	$273,356	$227,889	$188,262

The following table sets forth the amount and maturities of time deposits at December 31, 2007:

					After
	Year Ending December 31,				December 31,
	2008	2009	2010	2011	2011	Total
	(Dollars in thousands)

Interest Rate
Less than 2%	$220	$—	$—	$—	$—	$220
2.00%-2.99%	5,240	111	—	—	—	5,351
3.00%-3.99%	32,819	4,067	1,495	196	171	38,748
4.00%-4.99%	104,052	9,904	1,940	251	1,639	117,786
5.00%-5.99%	99,358	6,413	3,140	2,025	315	111,251

Total	$241,689	$20,495	$6,575	$2,472	$2,125	$273,356

As of December 31, 2007, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $112.0 million. The following table sets forth the maturity of those certificates:

At December 31,
2007
(In thousands)

Three months of less	$40,399
Over three months through six months	34,750
Over six months through one year	29,861
Over one year to three years	6,238
Over three years	723

Total	$111,971

Borrowings.  Legacy Banks utilizes advances from the Federal Home Loan Bank of Boston, or FHLBB, primarily in connection with the funding of growth in its assets. FHLBB advances are secured primarily by certain of Legacy Banks’ mortgage loans, certain investment securities and by Legacy Banks’ holding of FHLBB stock. As of December 31, 2007, Legacy Banks had outstanding $167.4 million in FHLBB advances, and had the ability to borrow up to a total of $242.7 million based on available collateral. The following table sets forth certain information concerning balances and interest rates on Legacy Banks’ FHLBB advances at the dates and for the periods indicated:

	At or For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Balance at end of period	$167,382	$127,438	$145,923
Average balance during year	$158,784	$142,061	$157,674
Maximum outstanding at any month end	$203,446	$151,979	$174,023
Weighted average interest rate at end of year	4.60%	4.61%	4.22%
Weighted average interest rate during year	4.75%	4.50%	4.26%

Of the $167.4 million in advances outstanding at December 31, 2007, $60.5 million, bearing a weighted-average interest rate of 4.45%, are callable by the FHLBB at its option and in its sole discretion. In the event the FHLBB calls these advances, Legacy Banks will evaluate its liquidity and interest rate sensitivity position at that time and determine whether to replace the called advances with new borrowings.

Personnel.  As of December 31, 2007, the Bank had 183 full-time equivalent employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be excellent.

Segment Reporting:  Management monitors the revenue streams of the various products and services in evaluating the Company’s operations and financial performance. All of the Company’s operations are considered by management to be aggregated in one reportable operating segment.

Subsidiary Activities and Portfolio Management Services

Legacy Bancorp has two wholly-owned subsidiaries, LB Funding Corporation and Legacy Banks. The Company conducts its principal business activities through Legacy Banks. The Bank, in turn, has three operating subsidiaries, Legacy Insurance Services of the Berkshires, Legacy Securities Corporation and CSB Service Corporation.

LB Funding Corporation.  LB Funding Corporation is wholly owned by Legacy Bancorp, Inc. and was established in 2005 to lend funds to Legacy Banks Employee Stock Ownership Plan (“ESOP”) to purchase shares of Legacy Bancorp, Inc. common stock in the open market subsequent to the initial public offering. The company is incorporated in Massachusetts

Legacy Insurance Services of the Berkshires.  Legacy Insurance Services of the Berkshires (“LISB”) is a Delaware limited liability company and is wholly-owned by Legacy Banks. LISB is an insurance agency that specializes in providing our clients with non-deposit insurance and investment products. LISB has been in operation since September 2001, however, the Bank has been associated with and selling Savings Bank Life Insurance (SBLI) since 1910.

Legacy Securities Corporation.  Legacy Securities Corporation (LSC) is a Massachusetts securities corporation and a wholly owned subsidiary of Legacy Banks. LSC is an investment company that engages in buying, selling and holding securities on its own behalf. At December 31, 2007, LSC had total assets of approximately $73.7 million consisting primarily of government sponsored enterprises obligations and mortgage backed securities. As a Massachusetts securities corporation LSC has a lower state income tax rate compared to other corporations.

CSB Service Corporation.  CSB Service Corporation is a Massachusetts company and is wholly-owned by Legacy Banks. CSB Service Corp. is a company utilized by Legacy Banks to hold real estate taken in foreclosure, and has been in operation since December 1975.

Portfolio Management Services.  Legacy Banks offers portfolio management services through its trust division known as Legacy Portfolio Management (“LPM”). At December 31, 2007, LPM had total assets under management of $161.7 million.

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

The powers that Massachusetts-chartered savings banks can exercise under these laws are summarized as follows:

Lending Activities:  A Massachusetts-chartered savings bank may make a wide variety of mortgage loans including fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans that may be made in accordance with applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security. Loans to individual borrowers generally must be limited to 20% of the total of a bank’s capital accounts.

Insurance Sales:  Massachusetts banks may engage in insurance sales activities if the Massachusetts Commissioner of Banks has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. A bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. Legacy Banks has a subsidiary, Legacy Insurance Services of the Berkshires, which is licensed to sell insurance products.

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

Interstate Banking and Branching.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Interstate Banking Act, permits adequately capitalized bank holding companies to acquire banks in any state subject to specified concentration limits and other conditions. The Interstate Banking Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Banking Act permits banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state. As a result of our acquisition of the five branch offices of First Niagara Bank in December of 2007, we may conduct any activity that is authorized under Massachusetts law that is permissible for either New York savings banks (subject to applicable federal restrictions) or a New York branch of an out-of-state national bank at our New York branch offices. The New York State Superintendent of Banks may exercise certain regulatory authority over the Bank’s New York branch offices

Prompt Corrective Regulatory Action.  Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2007, Legacy Banks was classified as a “well capitalized” institution.

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

Enforcement.  The FDIC has extensive enforcement authority over insured state savings banks, including Legacy Banks. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Insurance of Deposit Accounts.  The Bank is a member of the Deposit Insurance Fund. The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of four risk categories based on capitalization, supervisory factors, and the institution’s CAMELS rating. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the category to which it is assigned. Assessment rates for insurance fund deposits are determined semi-annually by the FDIC and currently range from 5 basis points of assessable deposits for the healthiest institution to 43 basis points for the riskiest. In addition to the assessment for deposit insurance, institutions are also required to assist in the repayment of bonds issued by the Financing Corporation (“FICO”) in the late 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation. During 2007, FICO payments approximated 1.16 basis points.

The Bank’s total assessments paid in 2007 (including the FICO assessment) were approximately $103,000. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of Legacy Banks. Management cannot predict what insurance assessment rates will be in the future.

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

Privacy Regulations.  Pursuant to the Gramm-Leach-Bliley Financial Modernization Act of 1999, the FDIC has published final regulations implementing the privacy protection provisions of the Act. The new regulations generally require that Legacy Banks disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Legacy Banks is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Legacy Banks currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations. The privacy provisions of the Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (FHLB) system, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Legacy Banks, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston. Legacy Banks was in compliance with this requirement with an investment in FHLB of Boston stock at December 31, 2007 of $10.7 million.

The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLB pay to their members and result in the FHLB imposing a higher rate of interest on advances to their members. For the years ended 2007, 2006, and 2005 cash dividends from the FHLB of Boston to Legacy Banks amounted to approximately $572,000, $498,000, and $392,000, respectively. Further, there can be no assurance that the impact of recent or future legislation on the FHLB will not also cause a decrease in the value of the FHLB stock held by the Bank.

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

The Gramm-Leach-Bliley Act of 1999 expanded the authority of bank holding companies to affiliate with other financial services companies such as insurance companies and investment banking companies. The Act, however, provided that unitary savings and loan holding companies, such as the Company, may only engage in activities permitted to a financial holding company under the legislation and those permitted for a multiple savings and loan holding company. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the OTS is obtained, to other activities authorized by OTS regulation and to those permitted for financial holding companies. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted by federal law.

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

To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 2007, Legacy Banks maintained 81% of its portfolio assets in qualified thrift investments.

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

Taxation

Federal taxes:  In general the Company and Legacy Banks report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company and Legacy Banks in the same manner as to other corporations with some exceptions, including particularly Legacy Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Legacy Bank or the Company. Legacy Bank’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 2003.

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

Distributions:  If the Bank makes “nondividend distributions” to the Company, they will be considered to have been made from the Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the those reserves and then from the Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those aggregate reserves, will be included in the Bank’s taxable income. Nondividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank’s current or accumulated earnings and profits will not be included in the Bank’s taxable income. The amount of additional taxable income triggered by a nondividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Bank makes a nondividend distribution to the Company, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

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

New York Taxation:  We are subject to state income tax based on our physical presense within the state from our loan production office and newly acquired five branch offices. We report New York apportioned income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 7.1% of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or (d) nominal minimum tax. Entire net income is based on Federal taxable income, subject to certain modifications.

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

Our Continuing Concentration of Loans in Our Primary Market Areas May Increase Our Risk.

Our success depends primarily on the general economic conditions in the counties in which we conduct business. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in Berkshire County, in Western Massachusetts, as well as in Eastern New York. The local economic conditions in our market areas have a significant impact on our loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would affect these local economic conditions and could adversely affect our financial condition and results of operations. Additionally, because we have a significant amount of commercial real estate loans, decreases in tenant occupancy may also have a negative effect on the ability of many of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

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

Legacy Banks conducts its business through its main office located in Pittsfield, Massachusetts, fifteen other full-service branch offices located in Berkshire County, Massachusetts and Eastern New York, and one loan production office in Colonie, New York. The Bank is currently scheduled to open two new branches in 2008, one in downtown Albany, New York and the other in Latham, New York. The following table sets forth information about our offices as of December 31, 2007:

		Lease			Year	Lease
	Year Opened	Expires			Opened	Expires

Owned:
Main Office:
99 North Street	2000
Pittsfield, MA 01201
Branch Offices:
76 Park Street	1996			409 Stockbridge Road	2007
Lee, MA 01238				Great Barrington, MA 01230
25 Main Street	1958			Route 30 & Mill Lane	2007	(1)
Lenox, MA 01240				Middleburgh, NY 12122
2 Holmes Road	1978			4 Elliott Place	2007	(1)
Lenox, MA 01240				East Durham, NY 12423
30 East Otis Road	1996			184 Broadway	2007	(1)
Otis, MA 01253				Whitehall, NY 12887
734 Williams Street (Land leased)	1997			Route 296	2007	(1)
Pittsfield, MA 01201				Windham, NY 12496
331 State Road	2007
North Adams, MA 01247
Leased:
609 Merrill Road	1971	2008		480 West Housatonic Street	2005	2010 (2)
Pittsfield, MA 01201				Pittsfield, MA 01201
700 Main Street	1975	2009		Route 32, Bryant’s Market	2007	2013 (1)
Great Barrington, MA 01230				Greenville, NY 12083
39 North Pearl Street	2008	2018	(4)
Albany, NY 12207
Loan Production Offices:
116 Wolf Road	2006	2009	(3)
Colonie, NY 12205
ATM Location Only:
Lee Outlet Village	1995	2011
Lee, MA 01238

(1)	Acquired from First Niagara Bank in December 2007

(2)	Legacy Banks has an option to renew for two additional 5 year terms

(3)	Legacy Banks has an option to renew for 3 years

(4)	Scheduled to open in 2008. Legacy Banks has an option to renew for two additional 5 year terms

Item 3.	Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to our financial condition and results of operations.

Item 4.	Submission Of Matters To A Vote Of Security Holders

None

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The common stock is traded on the NASDAQ Stock Market, LLC under the symbol “LEGC.” As of March 5, 2008, the Company had approximately 1075 holders of record. The following table sets forth, for the quarters indicated, the daily high and low sales price for the common stock and the dividends declared. The closing price of the Company’s common stock on March 7, 2008 was $14.01. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding two fiscal years.

	For the Year Ended December 31, 2007
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$14.68	$14.96	$15.71	$16.30
Low	$12.51	$12.56	$14.74	$15.38
Dividend Declared	$0.04	$0.04	$0.04	$0.04

	For the Year Ended December 31, 2006
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$16.20	$16.00	$15.47	$15.47
Low	$15.16	$14.82	$13.65	$15.12
Dividend Declared	$0.03	$0.03	$0.03	$0.03

Legacy purchased 412,344 shares of Company stock at an average price of $16.15 per share in the first quarter of 2007 in order to fund the restricted stock portion of the 2006 Equity Incentive Plan (EIP) approved by shareholders in November 2006. Additionally the Company purchased 515,430 shares at an average price of $14.62 during the second and third quarters of 2007 as part of a stock repurchase program announced in April and completed in August 2007. The Company also purchased 486,366 shares at an average price of $13.95 during the third and fourth quarters of 2007 as part of a stock repurchase program announced in August and completed in December 2007. Through March 7, 2008 the Company purchased 66,700 shares at an average price of $14.24 as part of the stock repurchase program announced in December 2007. Information regarding securities authorized for issuance under equity compensation plans appears in Part III, Item 12 (d) of this report.

Stock Performance Graph:  The following graph shows a comparison of cumulative total shareholder return (including reinvested dividends) on the Company’s common stock, with the cumulative total returns of both a broad-market index and a peer group index for the period October 26, 2005 (the date of the Company’s initial public offering) through December 31, 2007. The broad-market index chosen was the Nasdaq Market Index, and the peer group index chosen was the Nasdaq Bank Index and the SNL Thrift Index for Thrifts with Assets Between $500 million and $1 billion. The shareholder returns are measured based on an assumed investment of $100 on October 26, 2005.

Comparison Of Cumulative Total Return Among Legacy Bancorp,
Peer Group Index And Nasdaq Market Index

	10/26/05	12/31/07
Legacy Bancorp	100.00	101.22
Nasdaq Bank Index	100.00	88.02
Nasdaq Market Index	100.00	126.30
SNL Thrift $500M-$1B	100.00	95.84

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

	At or for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)

Selected Financial Data:
Total assets	$924,541	$808,318	$778,330	$681,287	$634,978
Loans, net(1)	654,024	578,802	547,626	505,344	465,903
Securities and other investments:	152,054	176,132	179,921	131,894	120,779
Deposits	610,447	518,248	474,464	450,868	422,521
Federal Home Loan Bank advances	167,382	127,438	145,923	159,704	131,250
Repurchase agreements	4,055	5,575	4,999	4,557	6,618
Total stockholders’ equity	133,092	149,997	146,166	59,447	56,335
Nonperforming loans	1,532	879	903	1,769	1,853
Selected Operating Data:
Total interest and dividend income	49,357	43,915	36,978	31,636	30,139
Total interest expense	25,511	20,339	15,054	12,102	11,852

Net interest income	23,846	23,576	21,924	19,534	18,287
Provision for loan losses	1,051	233	841	212	979

Net interest income after provision for loan losses	22,795	23,343	21,083	19,322	17,308
Non-interest income:
Service charges and fees	4,496	4,044	4,402	3,713	3,792
Gain (loss) on sales and dispositions of securities, net	510	(1,736)	(65)	116	29
Gain on sale of loans	270	210	236	278	331
FHLB prepayment restructuring charge	—	—	(2,351)	—	—
Gain on curtailment and termination of defined benefit plan	—	605	905
Other	610	329	274	328	268

Total non-interest income	5,886	3,452	3,401	4,435	4,420
Total non-interest expense	27,187	21,336	26,398	17,949	17,007

Income (loss)before income taxes	1,494	5,459	(1,914)	5,808	4,721
Provision for income taxes	249	2,653	297	2,254	1,731

Net income (loss)	1,245	2,806	(2,211)	3,554	2,990

Earnings per share	$0.14	$0.29	n/a	n/a	n/a
Dividends per share	$0.16	$0.12	n/a	n/a	n/a

	At or for the Years Ended December 31,
	2007	2006	2005	2004	2003

Selected Financial Ratios and Other Data:
Performance Ratios:
Return (loss) on average assets(2)	0.15%	0.36%	(0.31)%	0.55%	0.49%
Return (loss) on average equity(3)	0.88	1.92	(2.90)	6.12	5.40
Interest rate spread(4)	2.26	2.39	2.84	2.90	2.93
Net interest margin(5)	3.01	3.15	3.22	3.18	3.22
Efficiency ratio(6)	93.0	74.2	104.2	73.8	75.2
Non-interest expense to average assets	3.23	2.70	3.56	2.70	2.81
Average interest-bearing assets to interest-bearing liabilities	123.37	127.61	117.30	113.89	114.19
Dividend payout ratio	113.82	40.88	n/a	n/a	n/a
Regulatory Capital Ratios(7):
Equity to total assets	14.4%	18.6%	18.8%	8.7%	8.9%
Average equity to average assets	16.9	18.5	10.7	8.9	9.2
Total capital (bank only) to risk-weighted assets	13.9	18.9	20.0	12.6	12.8
Asset Quality Ratios:
Nonperforming assets to total assets	0.17%	0.11%	0.12%	0.26%	0.29%
Nonperforming loans to total loans	0.23	0.15	0.16	0.35	0.40
Allowance for loan losses to nonperforming loans	363.45	532.08	467.33	217.41	238.53
Allowance for loan losses to total loans	0.85	0.80	0.77	0.76	0.94
Share Data:
Book value per share — end of year	$14.40	$14.55	$14.18	n/a	n/a
Tangible book value per share — end of year	13.01	14.25	13.88	n/a	n/a
Market price at year end	13.26	15.85	13.35	n/a	n/a

(1)	Includes loans held for sale.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets for the year.

(6)	The efficiency ratio represents non-interest expense for the year less expenses related to the amortization of intangibles divided by the sum of net interest income (before loan loss provision) plus non-interest income.

(7)	All capital ratios are as of the end of the year.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

General:  Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

Overview:  Legacy Bancorp, Inc. reported a net loss of $494,000, or $0.06 per diluted share for the quarter ended December 31, 2007, and net income of $1.2 million, or $0.14 per diluted share for the twelve months ended December 31, 2007, a decrease of $1.6 million, or 55.6% from net income of $2.8 million in 2006. The decrease in year to date net income is primarily a result of an increase in non-interest expenses, particularly in the salaries and benefits categories. These expense categories were significantly impacted by the reduction in workforce and executive retirements which occurred in the fourth quarter of 2007, as well as by the stock based compensation expense associated with the 2006 Equity Incentive Plan. The book value per share and tangible book value per share were $14.40 and $13.01, respectively, at December 31, 2007.

Dividend:  On March 6, 2008 the Company announced that its Board of Directors had declared a cash dividend of $0.05 per common share. The dividend will be paid on April 1, 2008 to stockholders of record as of March 20, 2008.

Stock-based compensation:  In accordance with the Company’s 2006 Equity Incentive Plan, approved by shareholders on November 1, 2006, the Company’s Compensation Committee awarded 892,200 stock options with an exercise price of $16.03 per share and 346,500 shares of restricted stock with a grant date fair value of $16.03 per share to directors and certain employees on November 29, 2006. Additionally, the Compensation Committee awarded 22,500 stock options with an exercise price of $12.91 per share and 1,000 shares of restricted stock with a grant date fair value of $12.91 per share to certain employees on December 14, 2007. The Stock Incentive Plan provides for total awards of 1,030,860 stock options and 412,344 shares of restricted stock, leaving 126,560 stock options and 64,844 shares of restricted stock available for future awards as of December 31, 2007. The shares of common stock underlying any awards that are forfeited, cancelled, reacquired by Legacy Bancorp or otherwise terminated (other than by exercise), shares that are tendered or withheld in payment of the exercise price of any award, and shares that are tendered or withheld for tax withholding obligations will be added back to the shares of common stock with respect to which new awards may be granted under the plan.

All stock options awarded to date are for a term of ten years and will vest over a period of five years. Upon a change in control (as defined in the plan) or the death or disability of the individual to whom options or shares were awarded, all options and restricted shares awarded immediately vest. Of the options awarded, 297,440 were incentive stock options and 617,260 were non-statutory options. Of the 914,700 options granted to date, 904,300 remain outstanding at December 31, 2007, and no options have vested as of December 31, 2007. On January 1, 2008 the first 20% traunch of options granted in 2006 vested. The following table presents the fair value and related assumptions using the Black-Scholes Option Pricing Model for stock options granted:

	Options Granted in	Options Granted in
	November 2006	December 2007

Fair Value	$3.98	$2.85
Risk-free interest rate	4.54%	3.88%
Expected dividend yield	0.75%	1.24%
Expected volatility	13.53%	15.90%
Expected life	6.5 years	6.5 years

All of the restricted share awards granted vest over a five year period. All of the 347,500 shares awarded to date remain outstanding and no awards have vested at December 31, 2007. On January 1, 2008 the first 20% traunch of awards granted in 2006 vested.

For the year ended December 31, 2007, the Company recognized compensation cost on stock options of approximately $1.1 million. The Company is employing an accelerated method of expense recognition for options, whereby compensation cost is measured on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. For restricted stock awards, the cost recognized during the year ended December 31, 2007 amounted to approximately $1.9 million which included $499,000 related to the acceleration of vesting as part of executive severance agreements.

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

Our deposit pricing strategy is two fold. First, our relationship savings product is important to our deposit mix. It requires customers to maintain a checking account as part of the relationship, the goal being to create multiple relationships with our customers to aid both profitability and customer retention. The relationship savings product is structured and priced like a money market deposit or fund, except that it does not offer check writing. Relationship savings deposits amounted to $112.7 million as of December 31, 2007. Our experience with money market type deposit accounts has been that they become a long term, stable funding source at reasonable cost. The second component in our pricing strategy is to continuously offer a selection of special certificates of deposit with competitive interest rates.

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

Income Taxes:  Legacy Bancorp uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance related to deferred tax assets is established when, in management’s judgment, it is more likely than not that all or a portion of such deferred tax assets will not be realized. Deferred tax assets applicable to capital loss carryforwards of $1.1 million, $72,000 of which expires in 2008, and $990,000 of which expires in 2011, are recoverable only to the extent that capital gains can be realized during the carryforward period. The judgments applied by management consider the likelihood that capital gain income will be realized within the carryforward period in light of our tax planning strategies and changes in market conditions. As of December 31, 2007 management has not established a valuation allowance against the deferred tax assets related to capital loss carryforwards.

As of December 31, 2005 a valuation allowance was established against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to The Legacy Banks Foundation as part of the conversion. The contribution carryforward expires in 2010, and the allowance amounted to $1.5 million as of December 31, 2007.

Other-Than-Temporary Impairment:  Certain equity security investments that do not have readily determinable fair values are carried at cost. The investments are reviewed for impairment at least annually or sooner if events or changes occur which indicate that the carrying value may not be recoverable. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

This discussion has highlighted those accounting policies that management considers to be critical; however all accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 1 to the consolidated financial statements to gain a better understanding of how our financial performance is measured and reported.

Net Interest Income:  Legacy Bancorp’s results of operations, or net income, are dependent mainly on net interest income, which is the difference between the income earned on its loan and investment portfolios and interest expense incurred on its deposits and borrowed funds. Net interest income represented 80.2% and 87.2% of our total net revenue (net interest income plus non-interest income) for the years ended December 31, 2007 and 2006, respectively. Our net interest margin was 3.01% and 3.15% for the years ended December 31, 2007 and 2006, respectively. The overall interest rate environment and changes in interest rates have a direct impact on net interest income. We utilize a rigorous asset and liability management process to manage interest rate risk. We monitor the interest rate environment and set interest rates on our deposit and loan products to effectively manage interest rate risk. To this end, we are aided by a quarterly review of critical assumptions, modeling projections, back testing of the model’s previous projections against actual results, analysis of changes, opportunities and risks associated with changes in market interest rates, and liquidity analysis. For a more detailed description of our asset and liability management process, see Item 7a: Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk”.

Non-Interest Expense:  Legacy Bancorp’s non-interest expense consists primarily of compensation and employee benefits, office occupancy, technology, marketing, general administrative expenses and income tax expense. We use the efficiency ratio (non-interest expense for the period minus expenses related to the amortization of intangible assets divided by the sum of net interest income (before the loan loss provision) plus non-interest income) and the expense ratio (non-interest expense to total average assets) as the primary measurements to monitor and control non-interest expense. For the year ended December 31, 2007, the efficiency and expense ratios were 93.0% and 3.23%, respectively. For the year ended December 31, 2006, the efficiency and expense ratios were 74.2% and 2.70%, respectively. The increase in both ratios was primarily a result of non-interest expense items occurring in 2007, including the amortization of the expense associated with the 2006 Equity Incentive Plan, as well as the expenses incurred in the fourth quarter of 2007 associated with the reduction in workforce and executive retirements.

Net income:  Return on average assets (ROAA) is a primary measurement of net income relative to peer banks. In 2007, the ROAA was impacted by the non-interest expenses related to the reduction in workforce and executive retirements, as well as the amortization expense associated with the 2006 Equity Incentive Plan. In 2006, the ROAA was significantly impacted by the increase in operating expenses, pressure on the net interest margin due to the flat to partially inverted yield curve for much of the year, and a loss incurred on a partial balance sheet restructuring in December of that year. For the years ended December 31, 2007 and 2006 the ROAA was 0.15% and 0.36%, respectively. In addition to net interest income and non-interest expense, results of operations are also affected by fee income from banking and non-banking operations, provisions for loan losses, gains (losses) on sales of loans and securities available for sale, loan servicing income and other miscellaneous income.

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

Total Assets:  Total assets increased by $116.2 million, or 14.4%, from $808.3 million at December 31, 2006 to $924.5 million at December 31, 2007. This increase was largely the result of both loan growth as well as the acquisition of five branch offices in New York State from First Niagara Bank completed in December 2007.

Cash and Short-term Investments:  Overall, cash and short-term investments increased by $40.6 million, or 187.5%. Cash and correspondent bank balances decreased by $3.5 million, or 33.4% to $13.9 million as of December 31, 2007 compared to $10.4 million at December 31, 2006. Over the same period, short-term investments, comprised of federal funds sold, FHLB overnight deposits and short-term money market balances increased $37.1 million, or 331.1%, from $11.2 million at December 31, 2006 to $48.3 million at December 31, 2007. The increase in short-term investments was influenced by the receipt of the acquired First Niagara deposits.

Securities:  Our investment portfolio aggregated $152.1 million at December 31, 2007, a decrease of $24.1 million, or 13.7%, from $176.1 million at December 31, 2006 as cash flow from securities and other investments was utilized to partially fund loan growth, purchase $9.9 million of new bank owned life insurance (BOLI), and repurchase common shares as described below.

Net Loans:  Net loans as of December 31, 2007 were $653.6 million, an increase of $74.8 million, or 12.9%, over net loan balances of $578.8 million as of December 31, 2006. Year to date growth included an increase in residential mortgage balances of $24.4 million, or 7.5%, to $349.8 million, and an increase in commercial real estate and other commercial loans of $46.0 million, or 23.7%, to $239.9 million. In 2007 the Company benefited from a full year of new mortgage originators as well as its loan production office in Colonie, New York, which was opened in August 2006.

Deposits:  Deposit growth continued in 2007 as they increased by $92.2 million, or 17.8%, to $610.4 million at December 31, 2007 from $518.3 million at December 31, 2006, with acquired First Niagara deposits representing approximately $76.6 million of this growth. Overall, demand deposits increased $13.6 million, or 26.8% while relationship savings accounts increased $19.7 million, or 21.2%. Certificates of deposit increased $45.5 million, or 20.0%, from a balance of $227.9 million at December 31, 2006 to $273.4 million at the end of 2007, with $38.3 million of this growth attributable to the acquired First Niagara deposits. CDs represent 44.8% of overall deposit at the end of 2007, a slight increase from the 44.0% as of the end of 2006.

Borrowed Funds:  The Company relies on borrowings from the Federal Home Loan Bank of Boston (FHLBB) as an additional funding source as liquidity needs dictate. The balance of these borrowings will fluctuate depending on the Bank’s ability to grow deposits as well as the amount of loan demand in the market. Advances from the FHLBB increased by $39.9 million or 31.3% to $167.4 million at December 31, 2007 from a balance of $127.4 million at December 31, 2006 as the Bank took advantage of some lower cost FHLBB funding during the early part of 2007 in order to fund loan growth.

Stockholders Equity:  The Company’s stock repurchase programs have resulted in an overall decrease in stockholders’ equity of $16.9 million, or 11.3% from $150.0 million at December 2006 to $133.1 million at December 31, 2007. Legacy purchased 412,344 shares of Company stock at an average price of $16.15 per share in the first quarter of 2007 in order to fund the restricted stock portion of the 2006 Equity Incentive Plan (EIP) approved by shareholders in November 2006. Additionally the Company purchased 515,430 shares at an average price of $14.62 during the second and third quarters of 2007 as part of a stock repurchase program announced in April and completed in August 2007. More recently the Company purchased 486,366 shares at an average price of $13.95 during the third and fourth quarters of 2007 as part of a stock repurchase program announced in August and completed in December 2007. Total equity was positively impacted by a contribution of $1.2 million from net income and the amortization of unearned compensation. These increases to equity were offset by the declaration of a $0.04 per share dividend in each quarter of 2007.

Comparison of Operating Results For the Years Ended December 31, 2007 and 2006

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

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(Dollars in thousands)

Interest-earning assets:
Loans — Net(2)	$614,567	$40,460	6.58%	$564,446	$35,905	6.36%	$523,696	$30,988	5.92%
Investment securities	163,860	8,261	5.04%	175,006	7,547	4.31%	137,180	5,324	3.88%
Short-term investments	13,558	636	4.69%	9,386	463	4.93%	19,139	666	3.48%

Total interest-earning assets	791,985	49,357	6.23%	748,838	43,915	5.86%	680,015	36,978	5.44%
Non-interest-earning assets	50,212			41,187			37,740

Total assets	$842,197			$790,025			$717,755

Interest-bearing liabilities:
Savings deposits	$46,986	$206	0.44%	$56,759	$248	0.44%	$69,088	299	0.43%
Relationship Savings	101,798	3,949	3.88%	78,628	3,049	3.88%	71,188	1,686	2.37%
Money market	53,523	1,961	3.66%	52,911	1,556	2.94%	59,016	952	1.61%
NOW accounts	35,333	230	0.65%	37,633	130	0.35%	39,507	85	0.22%
Certificates of deposits	240,571	11,500	4.78%	213,448	8,825	4.13%	177,613	5,230	2.94%

Total interest-bearing deposits	478,211	17,846	3.73%	439,379	13,808	3.14%	416,412	8,252	1.98%
Borrowed Funds	163,750	7,665	4.68%	147,421	6,531	4.43%	163,328	6,802	4.16%

Total interest-bearing liabilities	641,961	25,511	3.97%	586,800	20,339	3.47%	579,740	15,054	2.60%
Non-interest-bearing liabilities	58,024			57,185			61,049

Total liabilities	699,985			643,985			640,789
Equity	142,212			146,040			76,966

Total liabilities and equity	$842,197			$790,025			$717,755

Net interest income		$23,846			$23,576			$21,924

Net interest rate spread(3)			2.26%			2.39%			2.84%
Net interest-earning assets(4)	$150,024			$162,038			$100,275

Net interest margin(5)			3.01%			3.15%			3.22%
Average interest-earning assets to interest-bearing liabilities			123.37%			127.61%			117.30%

(1)	Yields and rates for the twelve months ended December 31, 2007, 2006 and 2005 are actual.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the twelve months ended December 31, 2007, 2006 and 2005.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended			Year Ended
	December 31, 2007 vs. 2006			December 31, 2006 vs. 2005
	Increase		Total	Increase		Total
	(Decrease) Due to		Increase	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)

Interest-earning assets:
Loans — Net	$3,278	$1,277	$4,555	$2,515	$2,402	$4,917
Investment securities	(429)	1,143	714	1,586	637	2,223
Short-term investments	195	(22)	173	(1,113)	910	(203)

Total interest-earning assets	3,044	2,398	5,442	2,988	3,949	6,937

Interest-bearing liabilities:
Savings deposits	(42)	—	(42)	(57)	6	(51)
Relationship Savings	900	—	900	192	1,171	1,363
Money market	18	387	405	(86)	690	604
NOW accounts	(8)	108	100	(4)	49	45
Certificates of deposits	1,195	1,480	2,675	1,196	2,399	3,595

Total deposits	2,063	1,975	4,038	1,241	4,315	5,556
Borrowed Funds	751	383	1,134	(399)	128	(271)

Total interest-bearing liabilities	2,814	2,358	5,172	842	4,443	5,285

Change in net interest income	$230	$40	$270	$2,146	$(494)	$1,652

Net Income:  Net income for the year ended December 31, 2007 was $1.2 million, a decrease of $1.6 million from net income of $2.8 million in the prior year. The decrease is primarily a result of an increase in non-interest expenses as described below.

Net Interest Income:  The tables above set forth the components of the Company’s net interest income, yields on interest earning assets and interest bearing liabilities, and the effect on net interest income arising from changes in volume and rate. Net interest income increased from $23.6 million in 2006 to $23.8 million in 2007. The increase of $270,000, or 1.1%, is due mainly to the growth in interest earning assets, as well as the corresponding yield on all interest earning assets. This growth, net of the increase in interest bearing liabilities, had the effect of increasing net interest income by $230,000.

Interest Income:  Interest and dividend income increased $5.4 million, or 12.4%, to $49.4 million for the year ended December 31, 2007 from $43.9 million for the year ended December 31, 2006. The increase was caused by a $43.1 million increase in average interest-earning assets, which had the effect of increasing interest income by $3.0 million. Loans increased on average by $50.1 million between the two periods, along with an increase in the average balances of short-term investments of $4.2 million, partially offset by a decrease in investment securities of $11.1 million. The average yield on loans increased from 6.36% for the year ended December 31, 2006 to 6.58% for the same period in 2007, and the overall yield on interest earning assets increased from 5.86% to 6.23% for the 2006 and 2007 periods, respectively, which had the effect of increasing interest income by $2.4 million.

Interest Expense:  Interest expense for the year ended December 31, 2007 increased by $5.2 million or 25.4% to $25.5 million compared to interest expense of $20.3 million for the year ended December 31, 2006. The effect of an increase in interest-bearing liabilities, which grew by an average of $55.2 million in 2007, was to increase interest expense by $2.8 million, while an increase of 50 basis points, or 14.4%, in the average rates paid on interest-bearing liabilities increased interest expense by $2.4 million. Both the yield curve and the non-core certificate of deposit specials related to the Massachusetts branch office openings in the first and second quarters of 2007 resulted in interest expense pressure during the year.

Provision for Loan Losses:  The Bank records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb losses inherent in the loan portfolio. Refer to “Business-Asset Quality” for additional information about the Bank’s methodology for establishing its allowance for loan losses. The Bank recorded $1.1 million and $233,000 in loan loss provisions during the years ended December 31, 2007 and 2006, respectively, representing an increase of $818,000, or 351.1%. This increase was a reflection of both the difference in the amount of and mix of loan growth for the respective periods, as well as net charge-offs of $160,000 in 2007 versus net recoveries of $224,000 in 2006. At December 31, 2007, the allowance for loan losses totaled $5.6 million, or 0.85% of the loan portfolio, compared to $4.7 million, or 0.80%, of total loans at December 31, 2006.

Non-interest Income:  Non-interest income for the year ended December 31, 2007 increased by $2.4 million, or 70.5% to $5.9 million as compared to $3.5 million in 2006. In 2006, the Bank incurred a $1.7 million loss on the sales of securities, primarily as a result of the partial balance sheet restructuring in the fourth quarter of that year. Non-interest income in 2006 was also impacted by a gain of $605,000 on the termination of the Bank’s defined benefit pension plan. Customer service fees increased by $227,000, or 8.0% in 2007 as compared to 2006 while portfolio management fees increased by $182,000, or 18.2%. Additionally, the Bank’s investment in $9.9 million of new BOLI increased this non-interest income item by $278,000, or 125.2%.

Non-interest Expense:  Non-interest expense increased by $5.9 million or 27.4%, to $27.2 million for the year ended December 31, 2007, compared to $21.3 million for the same period in 2006. The expense increase is primarily in the salaries and benefit categories which increased by $4.9 million, or 41.3% as compared to the same prior year period. The reduction in workforce and executive retirements announced in the fourth quarter of 2007 resulted in a severance accrual of $1.1 million during that period, as well as the acceleration of $499,000 of amortization expense associated with the Equity Incentive Plan. For the full year the EIP amortization amounted to $3.0 million as compared to $417,000 expensed in 2006. Salary and benefits have also increased as a result of new branch and lending personnel associated with the de novo and acquired branch offices during the year. These new branches also had the impact of increasing occupancy and equipment, data processing, marketing and other expenses.

Income Taxes:  Income tax expense was $249,000 million for the year ended December 31, 2007, a decrease of $2.4 million compared to $2.7 million for the year ended December 31, 2006. The combined federal and state effective tax rate changed significantly between the two years, from 48.6% in 2006 to 16.7% in 2007, primarily as a result of higher permanent tax versus book differences and lower separate company state income taxes. Additionally, the Company incurred an increase of $40,000 in the tax valuation reserve related to the federal charitable contribution carryforward in 2007 as compared to an increase of $659,000 in 2006.

Comparison of Operating Results For the Years Ended December 31, 2006 and December 31, 2005

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

Interest Expense:  Interest expense for the year ended December 31, 2006 increased by $5.3 million or 35.1% to $20.3 million compared to interest expense of $15.1 million for the year ended December 31, 2005. The effect of an increase in interest-bearing liabilities, which grew by an average of $7.1 million in 2006, was to increase interest expense by $842,000, while an increase of 87 basis points, or 33.5%, in the average rates paid on interest-bearing liabilities increased interest expense by $4.4 million. The increase in interest-bearing liabilities was due to the Bank’s aggressive pursuit of deposits through higher rates being offered on certificate of deposits and success of the Relationship product, offset somewhat by decreases in the average balance of regular savings accounts and Federal Home Loan Bank borrowings for the periods. These additional deposits were utilized to fund loan growth.

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

Income Taxes:  Income tax expense was $2.7 million for the year ended December 31, 2006, an increase of $2.4 million compared to $297,000 for the year ended December 31, 2005. The combined federal and state effective tax rate changed significantly between the two years, from (15.3%) in 2005 to 48.6% in 2006 due to the improvement in net income, the disallowance of the 2005 net operating loss carryforwards in the state of Massachusetts, and an additional $659,000 in tax expense in the fourth quarter of 2006 as a result of our evaluation of the realizability of the deferred tax benefit resulting from the contribution of 763,600 shares of common stock to The Legacy Banks Foundation in 2005.

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

The table below sets forth, as of December 31, 2007, the estimated changes in the Bank’s net interest income that would result from the designated twelve-month changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit run-off, and should not be relied upon as indicative of actual results.

Percentage Change in
Estimated Net Interest
Income Over 12 Months as
Compared to Flat Rates

400 basis point parallel increase in rates	(4.62)%
200 basis point parallel increase in rates	(2.01)%
Flat interest rates	—
200 basis point parallel decrease in rates	(0.59)%
200 basis point steepening decrease in rates	2.54%

As indicated in the table above, the result of a 200 basis point parallel increase in interest rates is estimated to decrease net interest income by 2.01% over a 12-month horizon, when compared to the flat rate scenario. For a 400 basis point parallel increase in the level of interest rates, net interest income is estimated to decline by 4.62% over a 12-month horizon, when compared against the flat rate scenario. Inherent in these estimates is the assumption that certain transaction and savings account deposit rates would not increase while certain money market and Relationship Savings accounts would increase by 75 to 90 basis points for each 100 basis point increase in market interest rates. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.

The estimated change in net interest income from the flat rate scenario for a 200 basis point parallel decline in the level of interest rates is a decrease of 0.59%, which assumes little, if any, decrease in savings and interest-bearing checking rates, and an average decrease of 75 to 90 basis points in money market and Relationship Savings rates, respectively, for each 100 basis point decrease in market interest rates. For a 200 basis point steepening decrease (the shorter end of the yield curve decreasing more than the longer end) in the level of interest rates, net interest income is estimated to increase by 2.54% over a 12-month horizon, when compared against the flat rate scenario. Effectively, in the declining interest rate scenario, Legacy Banks begins to reap some potential benefit of lower rates because the rates on its core deposit accounts decrease somewhat faster than the rates on interest earning assets. This simulation also incorporates the assumption that shorter-term FHLBB borrowings at December 31, 2007 are replaced mainly with borrowings with maturities averaging 2.0 years.

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

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At December 31, 2007, cash and due from banks, short-term investments and debt securities maturing within one year totaled $91.5 million or 9.9% of total assets.

We also rely on outside borrowings from the Federal Home Loan Bank of Boston, as an additional funding source. Over the past several years, the Bank has expanded its use of Federal Home Loan Bank of Boston borrowings to fund growth in the loan portfolio and to assist in the management of its interest rate risk. Federal Home Loan Bank of Boston borrowings outstanding totaled $167.4 million as of December 31, 2007. On that date, we had the ability to borrow an additional $75.3 million from the Federal Home Loan Bank of Boston, $10 million of which is in the form of an Ideal Way line of credit. Please refer Note 9 to the consolidated financial statements in Item 8 for a detailed discussion of Federal Home Loan Bank Advances

As described within this report, the Bank intends to grow its loan assets. The cash flow required to fund those potential increases in loans will likely be provided primarily by increases in deposits, as we implement our strategy to expand our franchise geographically and to increase our deposit market share in the areas served by the Bank at present. To the extent that cash flow provided by our deposit-gathering efforts does not completely fund increases in assets, we will likely borrow funds from the FHLBB to provide the necessary cash flow. The capital necessary to support future growth in assets is anticipated to be provided by our capital resources in hand, augmented over time by increases from net income, net of dividends paid, if any.

Contractual Obligations:  The following tables present information indicating various contractual obligations and commitments of the Bank as of December 31, 2007 and the respective maturity dates:

	December 31, 2007
			More than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(Dollars in Thousands)

Federal Home Loan Bank of Boston advances	$167,382	$53,200	$68,953	$20,000	$25,229
Securities sold under agreements to repurchase	4,055	4,055	—	—	—
Operating leases	1,099	234	315	164	386

Total contractual obligations	$172,536	$57,489	$69,268	$20,164	$25,615

Loan Commitments :  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about Legacy Banks’ loan commitments outstanding as of December 31, 2007:

	December 31, 2007
			More than	More than
			One Year	Three Years
		One Year	through	Through	Over Five
	Total	or Less	Three Years	Five Years	years
	(Dollars in Thousands)

Commitments to grant loans(1)	$27,070	$27,070	$—	$—	$—
Commercial loan lines-of-credit	20,139	20,139	—	—	—
Unused portion of home equity loans(2)	68,721	522	2,433	9,283	56,483
Unused portion of construction loans(3)	9,498	7,057	546	395	1,500
Unused portion of overdraft lines-of-credit(4)	5,539	—	—	—	5,539
Unused portion of personal lines-of-credit(5)	990	—	—	—	990
Standby letters of credit(6)	631	631	—	—	—
Other commitments and contingencies(7)	11,227	11,227	—	—	—

Total loan & other commitments	$143,815	$66,646	$2,979	$9,678	$64,512

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of residential construction loans are available to the borrower for up to one year. Commercial construction loans maturities may be longer than one year.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.

(7)	Other commitments relate primarily to potential additional capital calls the Company is committed to contribute as part of its investment in certain limited partnerships.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Legacy Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Legacy Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Legacy Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Legacy Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legacy Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Legacy Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 14, 2008

LEGACY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2007	2006

ASSETS
Cash and due from banks	$13,931	$10,442
Short-term investments	48,294	11,202

Cash and cash equivalents	62,225	21,644
Securities and other investments	152,054	176,132
Loans held for sale	395	—
Loans, net of allowance for loan losses of $5,568 in 2007 and $4,677 in 2006	653,629	578,802
Premises and equipment, net	18,866	15,416
Accrued interest receivable	3,404	3,552
Goodwill, net	9,687	3,085
Net deferred tax asset	5,580	4,474
Bank-owned life insurance	14,788	4,424
Other assets	3,913	789

	$924,541	$808,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$610,447	$518,248
Securities sold under agreements to repurchase	4,055	5,575
Federal Home Loan Bank advances	167,382	127,438
Mortgagors’ escrow accounts	1,034	944
Accrued expenses and other liabilities	8,531	6,116

Total liabilities	791,449	658,321

Commitments and contingencies
Stockholders’ Equity
Preferred Stock ($.01 par value, 10,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized and 10,308,600 issued at December 31, 2007 and 2006; 9,240,960 outstanding at December 31, 2007 and 10,308,600 outstanding at December 31, 2006)	103	103
Additional paid-in-capital	101,720	106,094
Unearned Compensation — ESOP	(8,787)	(9,519)
Unearned Compensation — Equity Incentive Plan	(3,525)	(5,375)
Retained earnings	58,709	58,863
Accumulated other comprehensive income (loss)	270	(169)
Treasury stock, at cost (1,067,640 shares at December 31, 2007)	(15,398)	—

Total stockholder s’ equity	133,092	149,997

	$924,541	$808,318

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005

Interest and dividend income:
Loans	$40,460	$35,905	$30,988
Securities:
Taxable	7,193	6,647	4,631
Tax-Exempt	282	239	178
Dividends	786	661	515
Short-term investments	636	463	666

Total interest and dividend income	49,357	43,915	36,978

Interest expense:
Deposits	17,846	13,808	8,252
Federal Home Loan Bank advances	7,539	6,395	6,713
Other borrowed funds	126	136	89

Total interest expense	25,511	20,339	15,054

Net interest income	23,846	23,576	21,924
Provision for loan losses	1,051	233	841

Net interest income after provision for loan losses	22,795	23,343	21,083

Non-interest income:
Customer service fees	3,059	2,832	3,344
Portfolio management fees	1,183	1,001	890
Income from bank-owned life insurance	500	222	218
Insurance, annuities and mutual fund fees	254	211	168
Gain (loss) on sales/impairment of securities, net	510	(1,736)	(65)
Loss on impairment of other investments	—	—	(24)
Gain on sales of loans, net	270	210	236
Gain on curtailment and settlement of defined benefit plan	—	605	905
FHLB prepayment restructuring charge	—	—	(2,351)
Miscellaneous	110	107	56

Total non-interest income	5,886	3,452	3,377

Non-interest expenses:
Salaries and employee benefits	16,812	11,897	10,964
Occupancy and equipment	2,924	2,482	2,211
Data processing	2,314	1,987	1,876
Professional fees	1,008	1,564	652
Advertising	884	747	694
Charitable contributions	27	10	7,846
Other general and administrative	3,218	2,649	2,155

Total non-interest expenses	27,187	21,336	26,398

Income (loss) before income taxes	1,494	5,459	(1,938)
Provision for income taxes	249	2,653	297

Net income (loss)	$1,245	$2,806	$(2,235)

Earnings per share
Basic	$0.14	$0.29	n/a
Diluted	$0.14	$0.29	n/a
Weighted average shares outstanding
Basic	8,856,372	9,559,791	n/a
Diluted	8,873,180	9,559,791	n/a

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands)

							Accumulated
					Unearned		Other
			Additional	Unearned	Compensation —		Comprehensive		Total
	Common Stock		Paid-in	Compensation —	Equity	Retained	Income	Treasury	Stockholders’
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	(Loss)	Stock	Equity

Balance at December 31, 2004	—	$—	$—	$—	$—	$59,437	$10	$—	$59,447
Comprehensive income:
Net Loss	—	—	—	—	—	(2,235)	—	—	(2,235)
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(1,099)	—	(1,099)

Total comprehensive loss									(3,334)

Issuance of common stock for initial public offering, net of expense of $2.8 million	9,545,000	95	92,570	—	—	—	—	—	92,665
Issuance of common stock to Legacy Banks Foundation	763,600	8	7,628	—	—	—	—	—	7,636
Stock purchased by ESOP	—	—	—	(10,984)	—	—	—	—	(10,984)
Release of ESOP stock	—	—	4	732	—	—	—	—	736

Balance at December 31, 2005	10,308,600	$103	$100,202	$(10,252)	$—	$57,202	$(1,089)	$—	$146,166
Comprehensive income:
Net Income	—	—	—	—	—	2,806	—	—	2,806
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	1,471	—	1,471

Total comprehensive income									4,277

Cash dividends declared ($0.12 per share)	—	—	—	—	—	(1,145)	—	—	(1,145)
Establishment of stock incentive plan — restricted stock	—	—	5,554	—	(5,554)	—	—	—	—
Restricted stock expense	—	—	—	—	179	—	—	—	179
Stock option expense	—	—	238	—	—	—	—	—	238
Release of ESOP stock	—	—	100	733	—	—	—	—	833
Adjustment to initially apply FASB Statement No. 158, net of tax effect	—	—	—	—	—	—	(551)	—	(551)

Balance at December 31, 2006	10,308,600	$103	$106,094	$(9,519)	$(5,375)	$58,863	$(169)	$—	$149,997
Comprehensive income:
Net income	—	—	—	—	—	1,245	—	—	1,245
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	473	—	473
Amortization of benefit plan gains (losses) and prior service costs	—	—	—	—	—	—	(34)	—	(34)

Total comprehensive income									1,684

Cash dividends declared ($0.16 per share)	—	—	—	—	—	(1,399)	—	—	(1,399)
Common stock repurchased — Restricted stock portion of 2006 Equity Incentive Plan (412,344 shares)	(65,844)	—	(5,579)	—	—	—	—	(1,080)	(6,659)
Common stock repurchased — 5% Stock Repurchase Program announced April 2007	(515,430)	—	—	—	—	—	—	(7,534)	(7,534)
Common stock repurchased — 5% Stock Repurchase Program announced August 2007	(486,366)	—	—	—	—	—	—	(6,784)	(6,784)
Stock option expense	—	—	1,121	—	—	—	—	—	1,121
Restricted stock expense	—	—	—	—	1,863	—	—	—	1,863
Restricted stock granted	—	—	13	—	(13)	—	—	—	—
Release of ESOP stock	—	—	71	732	—	—	—	—	803

Balance at December 31, 2007	9,240,960	$103	$101,720	$(8,787)	$(3,525)	$58,709	$270	$(15,398)	$133,092

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$1,245	$2,806	$(2,235)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Provision for loan losses	1,051	233	841
Net (accretion) amortization of securities	(794)	(1,058)	171
Amortization of core deposit intangible	39	—	—
Depreciation expense	1,191	1,014	966
(Gain) loss on sales/impairment of securities, net	(510)	1,736	89
Gain on sales of loans, net	(270)	(210)	(236)
Loans originated for sale	(18,170)	(11,279)	(14,739)
Proceeds from sales of loans	18,045	11,615	22,578
Share-based compensation expense	2,984	417	—
Deferred tax (benefit) provision	(1,348)	279	(1,830)
Contribution of common stock to Charitable Foundation	—	—	7,636
Employee Stock Ownership Plan expense	803	833	736
Net change in:
Bank-owned life insurance	(550)	(271)	(465)
Accrued interest receivable	148	(317)	(446)
Other assets	84	794	(719)
Accrued expenses and other liabilities	2,358	(671)	239

Net cash provided by operating activities	6,306	5,921	12,586

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	7,139	69,414	4,551
Maturities, prepayments and calls	115,003	93,823	25,003
Purchases	(92,431)	(156,326)	(78,648)
Activity in held-to-maturity securities:
Maturities, prepayments and calls	—	—	66
(Purchase) redemption of Federal Home Loan Bank stock	(1,723)	57	(226)
Purchase of other investments	(1,908)	(1,500)	(827)
Maturities, prepayments and call of other investments	40	9	116
Loan originations and purchases, net of principal payments	(75,313)	(31,535)	(50,726)
Purchases of bank-owned life insurance	(9,814)	—	—
Redemption of bank-owned life insurance	—	—	198
Additions to premises and equipment	(3,245)	(2,194)	(1,425)
Net cash received in branch acquisition	64,819	—	—

Net cash used in investing activities	2,567	(28,252)	(101,918)

Cash flows from financing activities:
Net increase in deposits	15,570	43,784	23,513
Net (decrease) increase in securities sold under agreements to repurchase	(1,520)	576	442
Repayment of Federal Home Loan Bank advances	(287,517)	(159,974)	(174,534)
Proceeds from Federal Home Loan Bank advances	327,461	141,489	160,753
Net change in other secured borrowings	—	—	—
Net increase (decrease) in mortgagors’ escrow accounts	90	13	(89)
Repurchase of common stock	(20,977)	—	—
Net proceeds from Initial Public Offering (IPO)	—	—	92,665
Purchase of Common Stock in connection with Employee Stock Ownership Plan	—	—	(10,984)
Payment of dividends on common stock	(1,399)	(1,145)	—

Net cash provided by financing activities	31,708	24,743	91,766

Net change in cash and cash equivalents	40,581	2,412	2,434
Cash and cash equivalents at beginning of period	21,644	19,232	16,798

Cash and cash equivalents at end of period	$62,225	$21,644	$19,232

Supplemental cash flow information:
Interest paid on deposits	$17,912	$14,360	$8,216
Interest paid on Federal Home Loan Bank advances	7,382	7,397	6,757
Interest paid on other borrowed funds	126	136	89
Income taxes paid	1,750	2,025	2,460
Transfers from loans to loans held for sale	—	(126)	7,113

See accompanying notes to consolidated financial statements.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005
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

Branch Acquisition

On December 7, 2007, Legacy Banks acquired five community banking branches from First Niagara Bank. In this acquisition Legacy assumed approximately $76.6 million in deposits for a purchase premium of $9.8 million. Of the purchase premium, approximately $3.2 million was allocated to core deposit intangibles and $6.6 million to goodwill. The Bank also purchased approximately $1.4 million in property and equipment and $565 of loans associated with the deposit accounts.

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

Business

The Company provides a variety of financial services to individuals and businesses through its full service offices in Berkshire County, Massachusetts and Eastern New York, and loan production office in Colonie, New York. Its primary deposit products are savings, checking and term certificate accounts and its primary

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the Northeast region of the United States; specifically Western Massachusetts and Eastern New York. Notes 3 and 4 discuss the types of securities that the Company invests in. Note 5 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

Operating segments

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. Generally, financial information is to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management evaluates the Company’s performance and allocates resources based on a single segment concept. Accordingly, there are no separately identified material operating segments for which discrete financial information is available. The Company does not derive revenues from, or have assets located in foreign countries, nor does it derive revenues from any single customer that represents 10% or more of its total revenues.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits in banks and short-term investments with maturities of ninety days or less.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost, less principal payments received. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Federal Home Loan Bank of Boston (“FHLB”) stock is reported at cost. Savings Bank Life Insurance Company of Massachusetts (“SBLI”) stock is reported at cost which was the fair value at acquisition as determined by an appraisal performed by independent investment consultants retained by SBLI.

Certain equity security investments that do not have readily determinable fair values are carried at cost. The investments are reviewed for impairment at least annually or sooner if events or changes occur which indicate that the carrying value may not be recoverable. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans with payment past due at or greater than 90 days are generally maintained on a non-accrual basis.

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

Goodwill and other intangible assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The Company recorded goodwill in connection with the purchase of a financial institution in 1997. In 2007, the Company recorded goodwill in connection with the purchase of five branch offices located in Eastern New York State from First Niagara Bank, all of which is expected to be deductible for tax purposes over a period of 15 years.

The activity in the balance for goodwill during the year is as follows:

	Year Ended December 31,
	2007	2006

Balance at beginning of the year	3,085	3,085
Acquired goodwill	6,602	—
Impairment	—	—

Balance at end of year	9,687	3,085

Other intangible assets consist of core deposit intangible assets arising from the acquisition of branch offices in 2007. The asset was initially measured at fair value and will be amortized on a straight line method over its estimated useful life, which was determined to be 5 years.

	December 31, 2007
	Gross Carrying	Accumulated
	Value	Amortization

Core deposit intangible	3,247	39

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Estimated Amortization expense for each of the next five years is as follows:

Years Ended December 31,
2008	$649
2009	649
2010	649
2011	649
2012	612

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

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. (See Note 10)

Pension plan

Prior to 2006, the Company had a non-contributory defined benefit plan providing pension benefits through membership in the Savings Banks Employees Retirement Association covering substantially all employees who met certain age and service requirements. The compensation cost was recognized on the net periodic cost method over the employees’ approximate service period. The aggregate cost method was utilized for funding purposes. As of October 31, 2005, the Company elected to freeze the non-contributory defined benefit plan and the final distribution of assets was completed in the fourth quarter of 2006. See Note 13, Employee Benefit Plans.

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

and its obligations that determine its funded status as of the end of the employer’s fiscal year, (c) recognize, through other comprehensive income, net of tax changes in the funded status of the benefit plan that are not recognized as net periodic benefit cost, and (d) disclose additional information about certain affects on net periodic benefit cost for the next fiscal year that relate to the delayed recognition of certain benefit cost elements. The requirement to recognize the funded status of a benefit plan and provide additional disclosures was effective as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for the year ending December 31, 2008.

Advertising costs

Advertising costs are charged to earnings when incurred.

Portfolio management assets

Portfolio management assets held in fiduciary or agent capacity are not included in the accompanying consolidated balance sheets because they are not assets of the Company.

Earnings per share

Basic earnings per share is determined by dividing net income by the weighted-average number of net outstanding common shares for the period. The net outstanding common shares equals the gross number of common shares issued less the average unallocated shares of the Legacy Banks Employee Stock Ownership Plan (“ESOP”), the average number of treasury shares and the average number of unvested shares related to restricted stock awards. Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all potential common shares have been issued by the Company. Potential common shares to be issued would include those related to outstanding options and unvested stock awards. The earnings per share calculation excludes 916,700 of options whose effect would have been antidilutive. Because shares were not issued until October 26, 2005, earnings per share have not been reported for the year ended December 31, 2005.

Earnings per common share have been computed based upon the following:

	Year Ended December 31,
	2007	2006

Net income applicable to common stock	$1,245	$2,806
Average number of shares issued	10,308,600	10,308,600
Less: average unallocated ESOP shares	(693,830)	(748,809)
Less: average treasury shares	(411,851)	—
Less: average unvested restricted stock awards	(346,547)	—

Average number of basic shares outstanding	8,856,372	9,559,791
Plus: dilutive unvested restricted stock awards	16,808	—
Plus: dilutive stock option shares	—	—

Average number of diluted shares outstanding	8,873,180	9,559,791
Basic earnings per share	$0.14	$0.29
Diluted earnings per share	$0.14	$0.29

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Comprehensive income/loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
	2007	2006	2005

Net unrealized holding gains (losses) on available for sale securities	$1,247	$630	$(1,809)
Reclassification adjustment for (gains) losses realized in income	(510)	1,736	(160)
Reclassification adjustment for impairmant losses recognized in income	—	—	225

	737	2,366	(1,744)
Tax effect	(264)	(895)	645

Net-of-tax amount	473	1,471	(1,099)

Amortization of benefit plan gains (losses) and prior service costs	(57)	—	—
Tax effect	23	—	—

Net-of-tax amount	(34)	—	—

	$439	$1,471	$(1,099)

Comprehensive income/loss (concluded)

The components of accumulated other comprehensive income/loss and related tax effects are as follows:

	December 31,
	2007	2006

Net unrealized holding gains on available for sale securities	$1,421	$684
Tax effects	(566)	(302)

Net-of-tax amount	855	382

Unrecognized net actuarial loss and prior service costs pertaining to Directors fee plan	(990)	(933)
Tax effect	405	382

Net-of-tax amount	(585)	(551)

	$270	$(169)

The following amounts, included in accumulated other comprehensive income at December 31, 2007, are expected to be recognized as components of net periodic pension costs for the year ended December 31, 2008:

Actuarial loss	$19
Prior service cost or credit	$145

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Recent accounting pronouncements

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred,

•	Noncontrolling interests (formerly known as “minority interests” — see Statement 160 discussion below) will be valued at fair value at the acquisition date,

•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies,

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date,

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense, and

• Allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer

Statement 141R also includes a substantial number of new disclosure requirements. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing guidance until January 1, 2009. This statement is not expected to have a material impact on the Company’s consolidated financial statements.

On December 4, 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, which amends FASB Statement No. 140. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

Recent accounting pronouncements — (Continued)

loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This Statement also requires additional disclosures for all separately recognized servicing rights, is effective for new transactions occurring and for subsequent measurement at the beginning of the Company’s 2007 calendar year. This Statement did not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted the provisions of FIN 48 on January 1, 2007 and this adoption did not have a material impact on the Company’s consolidated financial Statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB ratified EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. This EITF is effective January 1, 2008 and is not expected to have a material effect on the Company’s consolidated financial statements.

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

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank of Boston. At December 31, 2007 and 2006 these reserve balances amounted to $1,000.

The bank is also required to maintain a minimum balance with a company that provides official and treasury check services to customers of the bank. The minimum balance requirement at December 31, 2007 and 2006 was $708 and $633, respectively.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

3.	SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	December 31,
	2007	2006

Federal funds sold	$22,199	$8,296
FHLB overnight deposits	15,277	1,756
Money market funds	10,818	1,150

	$48,294	$11,202

4.	SECURITIES

Securities and other investments consist of the following:

	December 31,
	2007	2006

Securities available for sale, at fair value	$134,544	$162,213
Securities held to maturity, at amortized cost	97	97
Other equity securities, at cost:
Federal Home Loan Bank of Boston stock	10,722	8,999
Savings Bank Life Insurance Company of Massachusetts stock	1,709	1,709
Non-marketable equity securities and other investments	4,982	3,114

	$152,054	$176,132

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale
Debt securities:
Government-sponsored enterprises	$48,041	$234	$(13)	$48,262
Municipal	9,930	48	(37)	9,941
Corporate	1,501	30	—	1,531
Mortgage-backed	65,551	358	(183)	65,726

Total debt securities	125,023	670	(233)	125,460
Marketable equity securities	8,100	1,435	(451)	9,084

Total securities available for sale	$133,123	$2,105	$(684)	$134,544

Securities Held to Maturity
Other bonds and obligations	$97	$—	$—	$97

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

4.	SECURITIES — (Continued)

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale
Debt securities:
Government-sponsored enterprises	$91,181	$33	$(308)	$90,906
Municipal	7,199	12	(37)	7,174
Corporate	2,971	8	(2)	2,977
Mortgage-backed	54,165	18	(345)	53,838

Total debt securities	155,516	71	(692)	154,895
Marketable equity securities	6,013	1,370	(65)	7,318

Total securities available for sale	$161,529	$1,441	$(757)	$162,213

Securities Held to Maturity
Other bonds and obligations	$97	$—	$—	$97

The amortized cost and estimated fair value of debt securities, excluding mortgage-backed securities, by contractual maturity at December 31, 2007 is as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within 1 year	$29,205	$29,216	$30	$30
Over 1 year to 5 years	17,793	18,004	52	52
Over 5 years to 10 years	6,295	6,332	15	15
Over 10 years	6,179	6,182	—	—

Total bonds and obligations	59,472	59,734	97	97
Mortgage-backed	65,551	65,726	—	—

Total debt securities	$125,023	$125,460	$97	$97

For the years ended December 31, 2007, 2006 and 2005, proceeds from the sale of securities available for sale amounted to $7,139, $69,414 and $4,551 respectively. Gross gains of $835, $296 and $253, respectively, and gross losses of $325, $2,032 and $93, respectively, were realized on those sales.

At December 31, 2007 and 2006, the Company has pledged securities with an amortized cost of $8,950 and $7,408 respectively, and a fair value of $9,041 and $7,394 respectively, to a commercial bank, as collateral for repurchase agreements, and for its treasury tax and loan account. Additionally, certain securities are pledged as collateral to the Federal Home Loan Bank of Boston as described in Note 9.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

4.	SECURITIES — (Concluded)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

December 31, 2007:
Debt securities:
Government-sponsored enterprises	$13	$13,481	$—	$—
Municipal	27	2,960	10	1,621
Mortgage-backed	15	10,502	168	9,466

Total debt securities	55	26,943	178	11,087
Marketable equity securities	411	2,489	40	393

Total temporarily impaired securities	$466	$29,432	$218	$11,480

December 31, 2006:
Debt securities:
Government-sponsored enterprises	$208	$42,548	$100	$16,156
Municipal	4	1,013	33	4,238
Corporate	—	—	2	1,001
Mortgage-backed	166	33,835	179	14,147

Total debt securities	378	77,396	314	35,542
Marketable equity securities	65	970	—	—

Total temporarily impaired securities	$443	$78,366	$314	$35,542

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2007, several debt securities have unrealized losses with aggregate depreciation of 0.2% from the Company’s amortized cost basis. These unrealized losses relate principally to government sponsored enterprises, municipal securities and mortgage backed securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the government sponsored agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As the unrealized losses are primarily interest rate related and management has the intent and ability to hold debt securities until maturity or recovery, no declines are deemed to be other than temporary.

At December 31, 2007, thirteen marketable equity securities have unrealized losses with aggregate depreciation of 13.5% from the Company’s cost basis. Although some issuers may have shown declines in earnings as a result of the weakened economy, the Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the depreciation of value and has analyzed the issuer’s financial condition and financial performance as well as industry analysts’ reports. Based on that evaluation as well as the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

5.	LOANS

A summary of the balances of loans follows:

	December 31,
	2007	2006

Mortgage loans on real estate:
Residential	$349,772	$325,407
Commercial	212,191	170,971
Home equity	56,752	56,856

	618,715	553,234

Other loans:
Commercial	27,664	22,903
Consumer and other	11,421	6,451

	39,085	29,354

Total loans	657,800	582,588
Net deferred loan costs	1,397	891
Allowance for loan losses	(5,568)	(4,677)

Loans, net	$653,629	$578,802

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2007	2006	2005

Balance at beginning of year	$4,677	$4,220	$3,846
Provision for loan losses	1,051	233	841
Recoveries	58	387	147
Loans charged-off	(218)	(163)	(614)

Balance at end of year	$5,568	$4,677	$4,220

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
	2007	2006	2005

Impaired loans with no valuation allowance	$810	$277	$1,060
Impaired loans with a valuation allowance	1,982	2,042	—

Total impaired loans	$2,792	$2,319	$1,060

Valuation allowance allocated to impaired loans	$440	$374	$—

Average investment in impaired loans	$3,293	$2,253	$2,162

Interest income recognized on impaired loans	$—	$—	$—

Non-accrual loans	$1,532	$879	$903

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

5.	LOANS — (Continued)

There were no loans past-due ninety days or more and still accruing at December 31, 2007, 2006 and 2005.

No additional funds are committed to be advanced in connection with impaired loans.

The Company has sold loans in the secondary market and has retained the servicing responsibility and receives fees for the services provided. Loans sold and serviced for others amounted to $8,161 and $8,603 at December 31, 2007 and 2006, respectively.

6.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,		Estimated
	2007	2006	Useful Lives

Premises:
Land	$1,414	$1,252
Buildings and improvements	19,294	14,926	5 - 39 Years
Furniture and equipment	7,745	6,357	3 - 10 Years
Construction in process	—	1,278

	28,453	23,813
Accumulated depreciation and amortization	(9,587)	(8,397)

	$18,866	$15,416

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 amounted to $1,191, $1,014 and $966, respectively.

Construction in process as of December 31, 2006 represented costs incurred in connection with the construction of two new branch locations in North Adams and Great Barrington, Massachusetts which opened during 2007.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

7.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2007	2006

Demand	$64,348	$50,753
Regular savings	53,684	50,939
Relationship Savings	112,705	93,017
Money market deposits	64,373	58,097
NOW deposits	41,981	37,553

Total non-certificate accounts	337,091	290,359

Term certificates less than $100,000	161,385	136,578
Term certificates of $100,000 or more	111,971	91,311

Total certificate accounts	273,356	227,889

Total deposits	$610,447	$518,248

A summary of certificate accounts by maturity, is as follows:

	Amount
Maturing During the Year Ending December 31,	2007	2006

2007	$—	$191,850
2008	241,542	27,180
2009	20,633	4,992
2010	6,583	1,347
2011	2,472	2,520
2012	2,040	—
Therafter	86	—

	$273,356	$227,889

At December 31, 2007 and 2006, brokered certificates of deposit in the amount of $9,357 and $20,591, respectively, with a weighted average rate of 5.28% and 4.61%, respectively, are included in certificates of deposits.

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are funds borrowed from customers on an overnight basis that are secured by securities.

A summary of repurchase agreements is as follows:

	December 31,
	2007	2006

Repurchase agreements with customers	$4,055	$5,575

Fair value of securities underlying the agreements	$8,251	$6,916

Weighted average interest rate	2.95%	2.92%

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

9.	FEDERAL HOME LOAN BANK ADVANCES

A summary of outstanding advances from the Federal Home Loan Bank of Boston, by maturity, is as follows at December 31, 2007 and 2006:

					Weighted Average
	Amount				Interest Rate
Maturing During the Year Ending December 31,	2007		2006		2007	2006

2007	$—		$33,500		—%	4.62%
2008	53,200		51,200		4.88	4.92
2009	38,303	*	29,545	*	4.50	4.29
2010	30,650		7,450		4.79	4.73
2011	—		500		—	4.81
2012	20,000		5,000		4.24	3.35
Thereafter	25,229	*	243	*	4.23	—

	$167,382		$127,438		4.60%	4.61%

*	Includes amortizing advances requiring $64 in combined monthly principal and interest payments at December 31, 2007.

Certain advances have early call provisions through 2017.

The Company also has an Ideal Way line of credit at the Federal Home Loan Bank in an amount up to $10,000. There were no advances under this line of credit as of December 31, 2007 or 2006. All borrowings from the Federal Home Loan Bank of Boston are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of certain first mortgage loans on owner-occupied residential property, and 90% of the market value of U.S. Government-sponsored enterprises.

10.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2007	2006	2005

Current tax provision:
Federal	$1,395	$1,927	$1,665
State	202	447	462

	1,597	2,374	2,127

Deferred tax benefit:
Federal	(950)	(372)	(2,551)
State	(438)	(8)	(109)

	(1,388)	(380)	(2,660)

Change in valuation reserve	40	659	830

	$249	$2,653	$297

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

10.	INCOME TAXES — (Continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Statutory tax rate	34.0%	34.0%	(34.0)%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(10.4)	5.3	12.0
Bank owned life insurance	(11.4)	(1.4)	—
Dividends received deduction	(3.4)	(0.7)	(1.6)
Change in valuation reserve	2.7	12.1	42.8
Tax-exempt income	(5.1)	(1.2)	—
Stock based compensation	7.9	0.5	—
Other, net	2.4	—	(3.9)

Effective tax rates	16.7%	48.6%	15.3%

The components of the net deferred tax asset are as follows:

	December 31,
	2007	2006

Deferred tax assets:
Federal	$6,855	$5,727
State	1,522	1,022

	8,377	6,749
Valuation reserve	(1,529)	(1,489)

	6,848	5,260

Deferred tax liabilities:
Federal	(960)	(556)
State	(308)	(230)

	(1,268)	(786)

Net deferred tax asset	$5,580	$4,474

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

10.	INCOME TAXES — (Concluded)

The tax effects of each type of item that gives rise to deferred tax assets (liabilities) are as follows:

	December 31,
	2007	2006

Net unrealized gain on securities available for sale	$(566)	$(302)
Depreciation and amortization	67	44
Deferred income	(572)	(365)
Allowance for loan losses	2,277	1,913
Employee benefit plans	3,036	1,435
Capital loss carryforward	326	488
Charitable contribution carryforward	2,119	2,278
Projected benefit obligation — Directors fee plan	405	382
Other	17	90
Valuation reserve	(1,529)	(1,489)

Net deferred tax asset	$5,580	$4,474

A summary of the change in the valuation reserve for deferred tax assets is as follows:

	December 31,
	2007	2006	2005

Balance at beginning of year	$1,489	$830	$—
Reserve for charitable contribution carryforward	40	659	830

Balance at end of year	$1,529	$1,489	$830

A federal income tax reserve of $830 was established in the fourth quarter of 2005 to reflect the uncertainty of fully utilizing a five-year charitable contribution carryforward of approximately $7,200. This reserve was increased by $659 in the fourth quarter of 2006 and by $40 in the fourth quarter of 2007 to reflect greater uncertainty in full utilization. The carryforward was created primarily by the contribution of 763,600 shares of the Company’s common stock to the Legacy Banks Foundation as part of the mutual to stock conversion in 2005.

The federal income tax reserve for loan losses at the Company’s base year is $5,416. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve only to absorb loan losses, a deferred tax liability of $2,221 has not been provided.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows at December 31, 2007 and 2006:

	December 31,
	2007	2006

Commitments to grant loans	$27,070	$30,579
Unused funds on commercial lines-of-credit	20,139	13,652
Unadvanced funds on home equity lines-of-credit	68,721	67,236
Unadvanced funds on construction loans	9,498	4,317
Standby letters-of-credit and other commitments	18,387	13,192

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

FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. The Company considers standby letters of credit to be guarantees under FIN No. 45. The amount of the liability related to guarantees at December 31, 2007 and 2006 was not material.

Operating lease commitments

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2007, pertaining to banking premises and equipment, future minimum rent commitments are as follows:

Years Ending December 31,	Amount

2008	$234
2009	197
2010	118
2011	83
2012	81
Thereafter	386

$1,099

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

11.	COMMITMENTS AND CONTINGENCIES — (Concluded)

Total rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to $256, $217 and $181, respectively.

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of December 31, 2007 and 2006, the Bank met the capital adequacy requirements.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

12.	MINIMUM REGULATORY CAPITAL REQUIREMENTS — (Concluded)

As of December 31, 2007 and 2006, Legacy Banks met the condition to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risked-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007:
Total capital to risk weighted assets	$89,183	13.9%	$51,265	8.0%	$64,081	10.0%
Tier 1 capital to risk weighted assets:	82,937	12.9	25,632	4.0	38,449	6.0
Tier 1 capital to average assets:	82,937	9.9	25,161	3.0	41,935	5.0
December 31, 2006:
Total capital to risk weighted assets:	$101,280	18.9%	$42,808	8.0%	$53,510	10.0%
Tier 1 capital to risk weighted assets:	95,825	17.9	21,404	4.0	32,106	6.0
Tier 1 capital to average assets:	95,825	12.5	22,906	3.0	38,177	5.0

A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

	12/31/2007	12/31/2006

Total stockholders’ equity per consolidated financial statements	$133,092	$149,997
Adjustments for Bank Tier 1 capital:
Holding company equity adjustment	(37,002)	(51,259)
Net unrealized gains on available for sale securities	(841)	(376)
Impact of adoption of FAS No. 158	585	551
Disallowed goodwill and intangible assets and other adjustments	(12,897)	(3,088)

Total Bank Tier 1 capital	82,937	95,825
Adjustments for total capital:
Allowed unrealized gains on equity securities	440	581
Includable allowances for loan and commitment losses	5,806	4,874

Total Bank capital per regulatory reporting	$89,183	$101,280

The principal source of revenue for the Holding Company is dividends received from the Bank as well as interest from short-term investment securities. The Bank cannot pay any dividends that would cause it to have insufficient capital under regulatory guidelines.

13.	EMPLOYEE BENEFIT PLANS

Defined Benefit plan

The Company froze its defined benefit pension plan effective October 31, 2005. During 2005, the Company recorded a gain of $905 as a result of the curtailment of the plan. In 2006, the Company voted to terminate the plan

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

13.	EMPLOYEE BENEFIT PLANS — (Continued)

with final settlement, including the distribution of all plan assets, which was completed in the fourth quarter of 2006. The Company recorded a gain of $605 as a result of the settlement of the plan. Prior to this curtailment and settlement, the Company provided pension benefits for eligible employees and substantially all employees participated in the retirement plan on a non-contributing basis, and were fully vested after three years of service. Information pertaining to the activity in the plan was as follows:

Plan Year Ended
October 31, 2006

Change in plan assets:
Fair value of plan assets at beginning of year	$9,992
Actual gain on plan assets	1,036
Employer contribution	—
Benefits paid	(10,990)
Plan expenses paid	(38)

Fair value of plan assets at end of year	$—

Change in benefit obligation:
Benefit obligation at beginning of year	10,450
Service cost	—
Interest cost	—
Plan amendment	540
Actuarial (loss)/gain	—
Benefits paid	(10,990)

Benefit obligation at end of year	$—

Defined benefit plan (continued)

The components of net periodic pension cost for the plan year ended October 31, 2005 were as follows:

Plan Year Ended
October 31, 2005

Service cost — benefits earned during year	$648
Interest cost on projected benefits	644
Expected return on plan assets	(754)
Net amortization of transition obligation and prior service cost	(30)
Recognized net actuarial (gain) loss	40

$548

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

provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective was to diversify equity investments across a spectrum of investment types (e.g., small cap, large cap, international, etc.) and styles (e.g., growth, value, etc.). Total defined benefit pension plan expense for the year ended December 31, 2005 amounted to $503.

Significant actuarial assumptions used in determining net periodic pension cost were as follows:

Plan Year Ended
October 31, 2005

Discount rate on benefit obligations	5.75%
Rates of increase in compensation levels	4.50%
Expected long-term rates of return on plan assets	8.00%

The discount rate was selected to reflect the expected long-term rate of return based on prevailing yields on high quality fixed income investments.

Defined contribution plan

The Company has a 401(k) plan whereby each employee reaching the age of 21 and having completed at least 1,000 hours of service in one twelve-month period, beginning with such employee’s date of hire, automatically becomes a participant in the plan. The plan provides for voluntary contributions by participating employees up to 75% of their compensation, subject to certain limitations. The Company matches up to 100% of the first 5% contributed by the employee. Participants become fully vested in the Company paid portion after five years of service. Total defined contribution pension plan expense for the years ended December 31, 2007, 2006 and 2005 amounted to $392, $278, and $265 respectively.

Supplemental executive plans

The Bank adopted a Supplemental Executive Retirement Plan (SERP) in 2004 for the benefit of the Company’s Chief Executive Officer (CEO) and Chief Operating Officer (COO) which provides for monthly benefits upon retirement, subject to certain limitations as set forth in the Plan. The present value of these future benefits is accrued over the executives’ required service periods, and the expense for the years ended December 31, 2007, 2006 and 2005 amounted to $539, $669 and $431, respectively. On January 1, 2008 the COO retired and became fully vested in his SERP. The Company and the COO entered into a Separation Agreement and General Release dated as of November 5, 2007 pursuant to which the COO received cash severance equal to $138 on January 1, 2008 and will receive a lump sum payout related to his SERP agreement equal to $951 in 2008.

Split dollar life insurance

As part of its investment in Bank-Owned Life Insurnance (BOLI), the Bank has agreements in place with 27 current employees by which the employee’s named beneficiary will receive a portion of the proceeds from the policy in the event of the death of the employee. The named beneficiary will receive $100 if the employee dies while still employed by the Bank. Upon retirement from the Bank, the post-retirement benefit to the named beneficiary decreases to $5 until the employees 85th birthday, at which time the benefit is discontinued. This benefit is also discontinued if employment with the Bank is terminated.

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

At December 31, 2007, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount

2008	508
2009	545
2010	582
2011	623
2012	664
Thereafter	6,144

$9,066

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. The fair value of unallocated shares was approximately $8.7 million and $11.2 million at December 31, 2007 and 2006, respectively.

Shares held by the ESOP include the following:

	December 31,
	2007	2006

Allocated	156,697	109,958
Unallocated	659,751	714,730

	816,448	824,688

Unallocated ESOP shares are not considered outstanding for calculating net income per common share. Unearned compensation attributable to such shares is reflected as a reduction in stockholders’ equity in the balance sheet. As ESOP shares are earned by participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. Total compensation expense recognized in connection with the ESOP for the year ended December 31, 2007, 2006 and 2005 was $803, $833,and $736, respectively.

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

Director fee continuation plan

Effective October 26, 2005, the Company established an unfunded director fee continuation plan which provides certain benefits to all eligible non-employee members of the boards of directors of the Company and Bank upon retirement. Information pertaining to the activity in the plan follows:

	December 31,
	2007	2006

Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,206	$1,121
Interest cost	78	65
Service cost	78	59
Actuarial gain	216	—
Benefits paid	(39)	(39)

Benefit obligation accrued at end of year	1,539	1,206

Accumulated benefit obligation	$1,373	$831

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2007	2006

Discount rate	6.00%	5.75%
Rates of fee increase	5.00%	5.00%

The components of net periodic cost are as follows:

	Years Ended December 31,
	2007	2006	2005

Service Cost	$78	$59	$9
Interest Cost	78	65	10
Amortization of prior service cost	145	145	24
Actuarial loss	14	—	—

	$315	$269	$43

The assumptions used to determine net periodic cost are as follows:

	Years Ended December 31,
	2007	2006	2005

Discount rate	5.75%	5.75%	5.75%
Rates of fee increase	5.00%	5.00%	5.00%

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

14.	POSTRETIREMENT HEALTH AND LIFE INSURANCE BENEFITS

The Company provides certain health and dental care and life insurance benefits for current retired employees. The components of net periodic postretirement costs follows:

	Years Ended December 31,
	2007	2006	2005

Interest cost on projected benefits	$36	$36	$52
Recognized net actuarial loss	—	—	12
Net amortization of transition obligation and prior service cost	(1)	(1)	4

	$35	$35	$68

The following table sets forth the components of the accrued postretirement benefit obligation recognized in the Company’s consolidated balance sheets:

	December 31,
	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$627	$624
Interest cost	36	36
Actuarial gain (loss)	55	24
Benefits paid	(62)	(57)

Benefit obligation at end of year	$656	$627

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was an average of 5% at December 31, 2007, 2006 and 2005. The assumed discount rate used in determining the accumulated postretirement benefit obligation was an average of 5.75% at December 31, 2007, 2006 and 2005, respectively. The health care cost trend rate assumption has an effect on the amount reported; as an example a 1% increase in health care costs would have the following effects:

	1% Decrease	1% Increase

Effect on total of service and interest cost components for 2007	$(3)	$3
Effect on the postretirement benefit obligation as of December 31, 2007	(42)	47

Estimated future benefit payments for the Plan year beginning January 1 are as follows:

2008	63
2009	63
2010	62
2011	61
2012	60
2013-2017	283

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

15.	EQUITY INCENTIVE PLAN

Stock options

Under the Company’s 2006 Equity Incentive Plan, approved by the Company’s shareholders at a special meeting on November 1, 2006, the Company may grant options to its directors, officers and employees for up to 1,030,860 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plan. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is 10 years. The vesting period is approximately five years from the date of grant, with vesting at 20% per year. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For Options Granted in
	Years Ended December 31,
	2007	2006

Fair Value	$2.85	$3.98
Expected dividends	1.24%	0.75%
Expected term (years)	6.50	6.50
Expected volatility	15.90%	13.53%
Risk-free interest rate	3.88%	4.54%

The expected volatility is based on historical volatility thru the date of grant. The risk-free interest rate for periods within the contractual life of the awards is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of 6.5 years is based on the simplified method calculation allowed for “plain-vanilla” share options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

The Company is employing an accelerated method of expense recognition for options, whereby compensation cost is measured on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards.

A summary of options under the Plan as of December 31, 2007, and changes during the year then ended, is presented below:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic
	Shares	per Share	(in Years)	Value

Outstanding at January 1, 2007	892,200	$16.03	9.9
Granted	22,500	12.91	9.9
Forfeited or expired	(10,400)	16.03	0

Outstanding at December 31, 2007	904,300	$15.95	8.9	$8

Exercisable at December 31, 2007	—	—	—	$—

Share-based compensation expense applicable to the Plan was $1,121 and $238 for the years ended December 31, 2007 and 2006, respectively. The recognized tax benefit related to this expense for these years was approximately $317 and $66, respectively. As of December 31, 2007, unrecognized stock-based compensation expense related to nonvested options amounted to $1,490. This amount is expected to be recognized over a weighted average period of 1.8 years.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

15.	EQUITY INCENTIVE PLAN — (Concluded)

Stock awards

Under the Company’s Employee Stock Award Plan, approved by the Company’s shareholders at a special meeting on November 1, 2006, the Company may grant stock awards to its directors, officers and employees for up to 412,344 shares of common stock. The stock awards vest at 20% per year. The fair market value of the stock allocations, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over the applicable vesting period. The Company recorded compensation cost related to stock awards of approximately $1,863 and $179 for the years ended December 31, 2007 and 2006, respectively, and the recognized tax benefit related to this expense was approximately $763 and $65, respectively.

A summary of the status of the Company’s stock awards is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Balance at beginning of year	346,500	$16.03
Granted	1,000	12.91
Vested	—	—
Cancelled	—	—
Forfeited	—	—

Balance at end of year	347,500	$16.02

As of December 31, 2007, there was approximately $3,525 of total unrecognized compensation cost related to nonvested stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.9 years.

16.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to directors and executive officers and their affiliates. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. All loans to directors and executive officers of the Company and their affiliates are performing in accordance with the contractual terms of the loans as of December 31, 2007 and 2006.

An analysis of activity of such loans on an individual basis to directors and executive officers of the Company and their affiliates is as follows:

	Years Ended December 31,
	2007	2006

Balance at beginning of year	$3,237	$3,693
Additions/change in status	101	392
Repayments	(546)	(848)

Balance at end of year	$2,792	$3,237

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

17.	RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any time is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

At December 31, 2007, the Bank’s retained earnings available for the payment of dividends was approximately $58,112. Accordingly, $37,978 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2007. Funds available for loans or advances by the Bank to the Company amounted to approximately $5,811.

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

Off-balance-sheet instruments:  The fair values of off-balance sheet instruments are immaterial.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$62,225	$62,225	$21,644	$21,644
Securities available for sale	134,544	134,544	162,213	162,213
Securities held to maturity	97	97	97	97
Federal Home Loan Bank of Boston stock	10,722	10,722	8,999	8,999
Savings Bank Life Insurance stock	1,709	1,709	1,709	1,709
Other investments	4,982	4,982	3,114	3,114
Loans and loans held for sale	654,024	658,526	578,802	578,568
Accrued interest receivable	3,404	3,404	3,552	3,552
Financial liabilities:
Deposits	610,447	611,339	518,248	517,688
Repurchase agreements	4,055	4,055	5,575	5,575
FHLB advances	167,382	169,791	127,438	126,685
Mortgagors’ escrow accounts	1,034	1,034	944	944

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

19.	PARENT COMPANY-ONLY CONDENSED FINANCIAL STATEMENTS

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

BALANCE SHEETS

	December 31,
	2007	2006

Cash and short-term investments	$3,169	$6,502
Securities at fair value	24,044	34,310
Investment in common stock of Legacy Banks	96,090	98,738
Investment in common stock of LB Funding Corp.	8,536	9,271
Accrued interest receivable	219	317
Deferred tax asset	387	868
Other assets	704	2

Total Assets	$133,149	$150,008

Liabilities and Stockholders’ Equity
Accrued expenses	$57	$11
Stockholder’s equity	133,092	149,997

Total Liabilities and Stockholders’ Equity	$133,149	$150,008

CONDENSED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2007	2006

Income:
Dividends from Legacy Banks	$4,000	$4,000
Interest on securities	1,370	1,622
Interest on cash and short-term investments	252	168

Total Income	5,622	5,790
Operating expenses	1,024	1,129

Income before income taxes and equity in undistributed net income of subsidiaries	4,598	4,661
Income tax provision	261	919

Income before equity in income (loss) of subsidiaries	4,337	3,742
Equity in undistributed loss of Legacy Banks	(3,465)	(1,327)
Equity in undistributed income of LB Funding	373	391

Net income	$1,245	$2,806

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

19.	PARENT COMPANY-ONLY CONDENSED FINANCIAL STATEMENTS — (Concluded)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2007	2006

Cash flows from operating activities:
Net income	$1,245	$2,806
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of securities	(472)	—
Equity in undistributed loss of Legacy Banks	3,465	1,327
Equity in undistributed income of LB Funding Corp.	(373)	(391)
Share-based compensation expense	2,984	417
Deferred tax provision	476	860
Net change in:
Accrued interest receivable	98	(317)
Other assets	(702)	(2)
Accrued expenses and other liabilities	46	(18)

Net cash provided by operating activities:	6,767	4,682

Cash flows from investing activities:
Activities in available-for-sale securities:
Maturities, prepayments and calls	49,500	69,000
Purchases	(38,748)	(70,622)

Net cash provided (used) by investing activities:	10,752	(1,622)

Cash flows from financing activities:
Payment of dividends on common stock	(1,399)	(1,145)
Payment of loan from LB Funding	1,108	1,109
Repurchase of common stock	(20,977)	—
Other, net	416	(418)

Net cash used by financing activities:	(20,852)	(454)

Net change in cash and cash equivalents	(3,333)	2,606
Cash and cash equivalents at beginning of year	6,502	3,896

Cash and cash equivalents at end of year	$3,169	$6,502

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)
(Dollars in Thousands)

20.	QUARTERLY DATA (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2007 and 2006 are as follows:

	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$12,778	$12,544	$12,237	$11,798	$11,409	$11,247	$10,848	$10,411
Interest expense	6,829	6,585	6,354	5,742	5,722	5,397	4,908	4,312

Net interest income	5,949	5,959	5,883	6,056	5,687	5,850	5,940	6,099
Provision (credit) for loan losses	453	160	193	245	(12)	(95)	176	164
Non-interest income	1,437	1,497	1,753	1,198	147	1,128	1,138	1,038
Non-interest expenses	8,160	6,506	6,343	6,180	5,782	5,011	5,298	5,244
Provision (benefit) for income taxes	(733)	270	385	327	655	759	591	648

Net income (loss)	$(494)	$520	$715	$502	$(591)	$1,303	$1,013	$1,081

Basic earnings (loss) per share	$(0.06)	$0.06	$0.08	$0.05	(0.06)	0.14	0.11	0.11
Diluted earnings (loss) per share	$(0.06)	$0.06	$0.08	$0.05	(0.06)	0.14	0.11	0.11

Results for the fourth quarter of 2007 were significantly impacted by expenses attributed to a reduction in workforce and executive retirements. All quarters of 2007 were also impacted by the stock based compensation expense on the 2006 Equity Incentive Plan, as well as the opening of two new branch offices. Furthermore, the Company incurred an additional $40,000 in tax expense in the fourth quarter of 2007 as a result of a reevaluation of the realizability of the deferred tax benefit resulting from the contribution of 763,600 shares of common stock to The Legacy Banks Foundation (the “Foundation”) in 2005.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report dated March 14, 2008. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Item 9b.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information concerning the executive officers and directors of the Company, the information contained under the sections captioned “Proposal 1 — Election of Directors” in the Legacy Bancorp, Inc. Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference. For information regarding the Company’s Code of Conduct, see “Exhibit 14 — Code of Ethics”.

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

(d) Changes in Control Equity Incentive Plan Information

The following table sets forth information, as of December 31, 2007, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation Plans
	be Issued Upon Exercise	Exercise Price of	(Excluding Securities
	of Outstanding Options,	Outstanding Options,	Reflected in the First
Plan Category	Warrants and Rights	Warrants and Rights	Column)

Equity compensation plans approved by security holders	904,300	$15.95	126,560
Equity compensation plans not approved by security holders	—	—	—

Total	904,300	$15.95	126,560

Item 13.	Certain Relationships And Related Transactions, and Director Independence

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

LEGACY BANCORP, INC.

/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date: March 17, 2008

/s/ Paul H. Bruce
Paul H. Bruce
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date: March 17, 2008

/s/ Eugene A. Dellea
Eugene A,. Dellea
Director

Date: March 17, 2008

/s/ David L. Klausmeyer
David L. Klausmeyer
Director

Date: March 17, 2008

/s/ Gary A. Lopenzina
Gary A. Lopenzina
Director

Date: March 17, 2008

/s/  Anne W. Pasko
Anne W. Pasko
Director

Date: March 17, 2008

/s/ Robert B. Trask
Robert B. Trask
Director

Date: March 17, 2008

/s/ Dorothy B. Winsor
Dorothy B. Winsor
Director

Date: March 17, 2008

INDEX TO EXHIBITS

3.1		Certificate of Incorporation of Legacy Bancorp, Inc.(1)
3.2		Bylaws of Legacy Bancorp, Inc. (as amended)(1)
10.1		Legacy Banks ESOP Trust Agreement(2)
10.2		ESOP Plan Document(2)
10.3		ESOP Loan Documents(2)
10	.4.1	Employment Agreement between Legacy Banks and J. Williar Dunlaevy(2)
10	.4.2	Employment Agreement between Legacy Banks and Michael A. Christopher(2)
10	.4.3	Employment Agreement between Legacy Banks and Steven F. Pierce(2)
10	.4.4	Employment Agreement between Legacy Banks and Stephen M. Conley(2)
10	.4.5	Employment Agreement between Legacy Banks and Richard M. Sullivan(2)
10	.5.1	Employment Agreement between Legacy Bancorp, Inc. and J. Williar Dunlaevy(2)
10	.5.2	Employment Agreement between Legacy Bancorp, Inc. and Michael A. Christopher(2)
10	.5.3	Employment Agreement between Legacy Bancorp, Inc. and Steven F. Pierce(2)
10	.5.4	Employment Agreement between Legacy Bancorp, Inc. and Stephen M. Conley(2)
10	.5.5	Employment Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan(2)
10	.5.6	Separation Agreement and General Release dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher(3)
10	.5.7	Separation Agreement and General Release dated as of December 21, 2007 between Legacy Bancorp, Inc., Legacy Banks and Stephen M. Conley(4)
10	.5.8	Consulting Agreement dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher(3)
10	.5.9	Purchase Agreement by and between First Niagara Bank and Legacy Banks dated as of July 25, 2007.(5)
10.8		Legacy Banks Employee Severance Compensation Plan(2)
10	.9.1	Legacy Banks Supplemental Executive Retirement Plan with J. Williar Dunlaevy(2)
10	.9.2	Legacy Banks Supplemental Executive Retirement Plan with Michael A. Christopher(2)
10.10		Director Fee Continuation Plan(2)
11.0		Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data‘
14.0		Code of Ethics
21.0		List of all subsidiaries of the Registrant
23.0		Consent of Independent Registered Public Accounting Firm
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of Stephen M. Conley
32		Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Registrants Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 filed October 27, 2005.

(2)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended.

(3)	Incorporated by reference from the Registrants Current Report on Form 8-K filed November 5, 2007.

(4)	Incorporated by reference from the Registrants Current Report on Form 8-K filed December 21, 2007.

(5)	Incorporated by reference from the Registrants Current Report on Form 8-K filed July 25, 2007.