Form 10-Q
period 2008-03-31
Legacy Bancorp, Inc.
filed 2008-05-12
CIK 1332199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock outstanding as of May 6, 2008 was 9,022,960.

LEGACY BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Cash and due from banks	$14,120	$13,931
Short-term investments	24,185	48,294

Cash and cash equivalents	38,305	62,225

Securities and other investments	161,374	152,054
Loans held for sale	—	395
Loans, net of allowance for loan losses of $5,656 in 2008 and $5,568 in 2007	655,547	653,629
Premises and equipment, net	18,862	18,866
Accrued interest receivable	3,318	3,404
Goodwill, net	9,687	9,687
Net deferred tax asset	5,938	5,580
Bank-owned life insurance	14,922	14,788
Other assets	4,371	3,913

	$912,324	$924,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$611,403	$610,447
Securities sold under agreements to repurchase	3,517	4,055
Federal Home Loan Bank advances	157,989	167,382
Mortgagors’ escrow accounts	1,037	1,034
Accrued expenses and other liabilities	7,160	8,531

Total liabilities	781,106	791,449

Commitments and contingencies

Stockholders’ Equity
Preferred Stock ($.01 par value, 10,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized and 10,308,600 issued at March 31, 2008 and December 31, 2006; 9,105,260 outstanding at March 31, 2008, and 9,240,960 outstanding at December 31, 2007)	103	103
Additional paid-in-capital	101,922	101,720
Unearned Compensation — ESOP	(8,604)	(8,787)
Unearned Compensation — Equity Incentive Plan	(3,357)	(3,525)
Retained earnings	58,701	58,709
Accumulated other comprehensive (loss) income	(238)	270
Treasury stock, at cost (1,203,340 shares at March 31, 2008 and 1,067,640 shares at December 31, 2007)	(17,309)	(15,398)

Total stockholders’ equity	131,218	133,092

	$912,324	$924,541

See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Three months ended March 31,
	2008	2007
	(Unaudited)

Interest and dividend income:
Loans	$10,524	$9,537
Securities:
Taxable	1,945	2,039
Tax-Exempt	116	66
Short-term investments	165	156

Total interest and dividend income	12,750	11,798

Interest expense:
Deposits	4,515	4,098
Federal Home Loan Bank advances	1,868	1,611
Other borrowed funds	27	33

Total interest expense	6,410	5,742

Net interest income	6,340	6,056
Provision for loan losses	225	245

Net interest income after provision for loan losses	6,115	5,811

Non-interest income:
Customer service fees	746	716
Portfolio management fees	279	268
Income from bank owned life insurance	133	21
Insurance, annuities and mutual fund fees	65	47
Gain on sales of securities, net	87	88
Loss on impairment of securities	(246)	—
Gain on sales of loans, net	65	48
Miscellaneous	23	10

Total non-interest income	1,152	1,198

Non-interest expenses:
Salaries and employee benefits	3,575	3,745
Occupancy and equipment	912	701
Data processing	636	514
Professional fees	167	284
Advertising	255	176
Other general and administrative	1,119	760

Total non-interest expenses	6,664	6,180

Income before income taxes	603	829
Provision for income taxes	186	327

Net income	$417	$502

Earnings per share
Basic	$0.05	$0.05
Diluted	$0.05	$0.05
Weighted average shares outstanding
Basic	8,280,741	9,564,801
Diluted	8,308,031	9,565,833
See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Dollars in thousands)
(Unaudited)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other		Total
	Common Stock		Paid-in	Compensation -	Equity	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Equity

Balance at December 31, 2006	10,308,600	$103	$106,094	$(9,519)	$(5,375)	$58,863	$(169)	$—	$149,997

Comprehensive income:
Net Income	—	—	—	—	—	502	—	—	502
Net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	120	—	120

Total comprehensive income									622

Cash dividends declared ($0.04 per share)	—	—	—	—	—	(385)	—	—	(385)
Common stock repurchased — Restricted stock portion of 2006 Equity Incentive Plan (412,344 shares)	(65,844)	—	(5,579)	—	—	—	—	(1,080)	(6,659)
Stock option expense	—	—	357	—	—	—	—	—	357
Restricted stock expense	—	—	—	—	269	—	—	—	269
Common stock held by ESOP committed to be released (13,745 shares)	—	—	34	183	—	—	—	—	217

Balance at March 31, 2007	10,242,756	$103	$100,906	$(9,336)	$(5,106)	$58,980	$(49)	$(1,080)	$144,418

Balance at December 31, 2007	9,240,960	$103	$101,720	$(8,787)	$(3,525)	$58,709	$270	$(15,398)	$133,092
Comprehensive income:
Net income	—	—	—	—	—	417	—	—	417
Net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(508)	—	(508)

Total comprehensive income									(91)

Cash dividends declared ($0.05 per share)	—	—	—	—	—	(418)	—	—	(418)
Common stock repurchased — 5% Stock Repurchase Program announced December 2007	(138,700)	—	—	—	—	—	—	(1,960)	(1,960)
Stock option expense	—	—	196	—	—	—	—	—	196
Restricted stock expense	—	—	—	—	210	—	—	—	210
Restricted stock granted	3,000	—	—	—	(42)	(7)	—	49	—
Common stock held by ESOP committed to be released (13,745 shares)	—	—	6	183	—	—	—	—	189

Balance at March 31, 2008	9,105,260	$103	$101,922	$(8,604)	$(3,357)	$58,701	$(238)	$(17,309)	$131,218

See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months ended March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$417	$502
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225	245
Net accretion of securities	(54)	(258)
Depreciation and amortization expense	339	262
Loss (Gain) on sales/impairment of securities, net	159	(88)
Gain on sales of foreclosed real estate, net		—
Gain on sales of loans, net	(65)	(48)
Loans originated for sale	(4,470)	(2,820)
Proceeds from sale of loans	4,930	2,296
Share-based compensation expense	406	626
Deferred tax provision	(1)	—
Employee Stock Ownership Plan expense	189	217
Net change in:
Bank-owned life insurance	(134)	(21)
Accrued interest receivable	86	9
Other assets	(458)	(344)
Accrued expenses and other liabilities	(1,371)	(314)

Net cash provided by operating activities	198	264

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	15,201	737
Maturities, prepayments and calls	23,148	23,316
Purchases	(48,274)	(17,317)
Purchase of Federal Home Loan Bank stock	—	701
Purchase of other investments	(365)	(303)
Maturities, prepayments and call of other investments	—	40
Loan originations and purchases, net of principal payments	(2,143)	(15,601)
Additions to premises and equipment	(335)	(1,932)

Net cash used in investing activities	(12,768)	(10,359)

(continued)
See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Three Months ended March 31,
	2008	2007
	(Unaudited)
Cash flows from financing activities:
Net increase in deposits	956	(218)
Net decrease in securities sold under agreements to repurchase	(538)	(1,143)
Repayment of Federal Home Loan Bank advances	(14,711)	(40,693)
Proceeds from Federal Home Loan Bank advances	5,318	62,006
Net increase in mortgagors’ escrow accounts	3	205
Repurchase of common stock	(1,960)	(6,659)
Payment of dividends on common stock	(418)	(385)

Net cash (used) provided by financing activities	(11,350)	13,113

Net change in cash and cash equivalents	(23,920)	3,018

Cash and cash equivalents at beginning of period	62,225	21,644

Cash and cash equivalents at end of period	$38,305	$24,662

Supplemental cash flow information:
Interest paid on deposits	$4,581	$4,220
Interest paid on Federal Home Loan Bank advances	1,947	1,528
Interest paid on other borrowed funds	27	33
Income taxes paid	150	755
See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Legacy Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, LB Funding Corporation and Legacy Banks (the “Bank”). The accounts of the Bank include all of its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for interim periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2007.
2. Recent Accounting Pronouncements
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
In September 2007, the FASB ratified the Emerging Task Force (“EITF”) consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. This Statement became effective for the Company on January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.
Fair Values of Assets and Liabilities: The Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles. This Statement became effective for the Company on January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements. The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption. SFAS 159 also became effective for the Company on January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.
In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or mortgage loans held for sale, for which the fair value is based on what the securitization market is currently offering for mortgage loans with similar characteristics.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, residential mortgage servicing rights, and long-term derivative contracts.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2008
				Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value

	(Dollars in thousands)
Assets
Securities available for sale	8,410	135,089	—	143,499

Total assets	8,410	135,089	—	143,499

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2008.

				Quarter ended
	March 31, 2008			March 31, 2008
				Total
	Level 1	Level 2	Level 3	Gains/(Losses)

	(Dollars in thousands)
Assets
Loans	—	1,195	—	(101)

Total assets	—	1,195	—	(101)

Impaired loans level 2: In accordance with the provisions of FASB Statement No. 114, certain loans held for investment were written down to the fair value, less costs to sell, of the underlying collateral securing these loans of $1,094,000. These loans had a carrying amount of $1,195,000, resulting in a loss of $101,000, which was recognized in earnings through the provision for loan losses. The fair value of the collateral used by the Company represents that amount expected to be received from the sale of the property as determined by an independent, licensed or certified appraiser in accordance with Uniform Standards of Professional Appraisal Practice, using observable market data.

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

	Three months ended March 31,
	2008	2007

Net income applicable to common stock (000’s)	$417	$502

Average number of shares issued	10,308,600	10,308,600
Less: average unallocated ESOP shares	(659,600)	(714,577)
Less: average treasury shares	(1,101,004)	(28,190)
Less: average unvested restricted stock awards	(267,255)	(1,032)

Average number of basic shares outstanding	8,280,741	9,564,801

Plus: dilutive unvested restricted stock awards	25,880	1,032
Plus: diluted stock option shares	1,410	—

Average number of diluted shares outstanding	8,308,031	9,565,833

Basic earnings per share	$0.05	$0.05
Diluted earnings per share	$0.05	$0.05
4. Dividends
On March 5, 2008, the Company declared a cash dividend of $0.05 per common share which was paid on April 1, 2008 to shareholders of record as of the close of business on March 20, 2008.
5. Loan Commitments and other Contingencies
Outstanding loan commitments and other contingencies totaled $147.6 million at March 31, 2008, compared to $143.8 million as of December 31, 2007. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity and other lines of credit.
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis discusses the changes in financial position and results of operations of Legacy Bancorp, Inc. and subsidiaries, and should be read in conjunction with both the unaudited consolidated interim financial statements and the notes thereto, appearing in Part I, Item 1 of this report, as well as the “Management’s Discussion and Analysis” section included in the Company’s most recent Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2007.
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
Other-Than-Temporary Impairment. Certain equity security investments that do not have readily determinable fair values are carried at cost. The investments are reviewed for impairment at least annually or sooner if events or changes occur which indicate that the carrying value may not be recoverable. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
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
Comparison of Financial Condition at March 31, 2008 and December 31, 2007
Overview: Total assets decreased by $12.2 million, or 1.3%, from $924.5 million at December 31, 2007 to $912.3 million at March 31, 2008. This decrease was primarily in cash and cash equivalents. Overall loan and deposit balances remained flat during the first quarter of 2008, while borrowings from the Federal Home Loan Bank of Boston (FHLBB) decreased, as discussed further below.
Investment Activities: Cash and short term investments decreased by $23.9 million, or 38.4%, from $62.2 million at December 31, 2007 to $38.3 million at March 31, 2008. Securities and other investments increased $9.3 million, or 6.1%, from $152.1 million at December 31, 2007 to $161.4 million at March 31, 2008 as excess short term cash at year end was reinvested into longer term securities. At March 31, 2008, the Company’s available-for-sale portfolio amounted to $143.5 million, or 15.7% of total assets. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At March 31, 2008		At December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Securities available for sale:
Government-sponsored enterprises	$31,503	$31,696	$48,041	$48,262
Municipal bonds	13,507	13,422	9,930	9,941
Corporate bonds and other obligations	1,899	1,937	1,501	1,531
Mortgage-backed securities	87,891	88,034	65,551	65,726

Total debt securities	134,800	135,089	125,023	125,460

Common stock	8,142	8,410	8,100	9,084

Total securities available for sale	142,942	143,499	133,123	134,544

Securities held to maturity:

Other bonds and obligations	97	97	97	97

Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	10,722	10,722	10,722	10,722
Savings Bank Life Insurance	1,709	1,709	1,709	1,709
Other investments	5,347	5,347	4,982	4,982

Total restricted equity securities and other investments	17,778	17,778	17,413	17,413

Total securities	$160,817	$161,374	$150,633	$152,054

Lending Activities: Total net loans, excluding loans held for sale, at March 31, 2008 were $655.5 million, an increase of $1.9 million or 0.3%, from $653.6 million at December 31, 2007. The following table sets forth the composition of the Bank’s loan portfolio (not including loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At March 31, 2008		At December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans on real estate:
Residential	$343,671	52.09%	$349,772	53.17%
Commercial	219,240	33.23	212,191	32.26
Home equity	57,126	8.66	56,752	8.63

	620,037	93.98	618,715	94.06

Other loans:
Commercial	28,028	4.25	27,664	4.20
Consumer and other	11,719	1.77	11,421	1.74

	39,747	6.02	39,085	5.94

Total loans	659,784	100.00%	657,800	100.00%

Other Items:
Net deferred loan costs	1,419		1,397
Unamortized premiums	—		—
Allowance for loan losses	(5,656)		(5,568)

Total Loans, net	$655,547		$653,629

Residential mortgages decreased $6.1 million, or 1.7% from $349.8 million at December 31, 2007 to $343.7 million at March 31, 2008, while commercial real estate and commercial other loans increased $7.4 million, or 3.1% from $239.9 million at December 31, 2007 to $247.3 million at March 31, 2008. During the quarter, much of the residential mortgage activity was in the 30 year fixed rate category, a product which the Bank currently sells.

Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. No interest income from these loans was recorded in net income for the three month period ended March 31, 2008 while they were on non-accrual status. If the non-accrual loans had been current, the gross interest income that would have been recorded is equal to approximately $88,000 for the three month period ended March 31, 2008. The Bank had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven or the loans have been modified at an interest rate less than current market rates) at March 31, 2008 and December 31, 2007.

	At March 31,	At December 31,
	2008	2007
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$137	$499
Commercial mortgage	6,903	539
Commercial	503	386
Home equity, consumer and other	122	108

Total non-accrual loans	7,665	1,532

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—
Commercial mortgage	—	—
Commercial	—	—
Home equity, consumer and other	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	$7,665	$1,532

Other non-performing assets:
Real estate owned	$185	$185
Troubled debt restructurings	—	—

Total other non-performing assets	$185	$185

Total non-performing assets	$7,850	$1,717

Ratios:
Non-performing loans to total loans	1.16%	0.23%
Non-performing assets to total assets	0.86%	0.19%
The significant increase in non-performing assets is a result of the Bank placing a $5.5 million commercial construction loan on non-accrual status as of the end of the first quarter of 2008. The project is being monitored very closely and the current appraisal value is comfortably in excess of the loan balance. Shortly after the end of the quarter the Bank received payment in full, including the collection of all interest and fees, of a $938,000 non-performing commercial real estate loan.
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
The Board and management take the following into consideration when determining the adequacy of the allowance for loan losses for each loan category or sub-category: (i) changes in the trend of the volume and severity of past due and classified loans, and trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications, (ii) changes in the trend of loan charge-offs and recoveries, (iii) changes in the nature, volume or terms of the loan portfolios, (iv) changes in lending policies or procedures, including the Banks’ loan review system, underwriting standards and collection, charge-off and recovery practices, and the degree of oversight by the Board, (v) changes in the experience, ability, and depth of lending management and staff, (vi) changes in national and local economic and business conditions and developments, including the condition of various industry and market segments, (vii) the existence and effect of any concentrations of credit and changes in the level of such concentrations, and (viii) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the portfolios. The amount of the additions to the allowance charged to operating expense for any period is a reflection of various factors analyzed by management, including the amount of loan growth in the period as well as the type of loan growth. Additionally, the amount of charge-offs and recoveries in a given year will impact the amount of provision expense. The allowance for loan losses is evaluated on a regular basis by management and is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
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
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. Impaired loans with payments past due at or greater than 90 days are generally maintained on a non-accrual basis. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank generally does not separately identify individual consumer and residential loans for impairment disclosures. At March 31, 2008, impaired loans totaled $9.3 million with a corresponding specific reserve allowance of $534,000.
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

	At or for the Three Months
	Ended March 31,
	2008	2007
	(Dollars in Thousands)

Balance at beginning of period	$5,568	$4,677

Charge-offs:
Mortgage loans on real estate	(77)	—
Other loans:
Commercial	(19)	(40)
Consumer and other	(75)	(40)

Total other loans	(94)	(80)

Total charge-offs	(171)	(80)

Recoveries:
Mortgage loans on real estate	7	—
Other loans:
Commercial	—	7
Consumer and other	27	15

Total other loans	27	22

Total recoveries	34	22

Net (charge-offs) recoveries	(137)	(58)

Provision for loan losses	225	245

Balance at end of period	$5,656	$4,864

Ratios:
Net (charge-offs) recoveries to average loans outstanding — annualized	(0.08%)	(0.04%)
Allowance for loan losses to non-performing loans at end of period	73.79%	317.70%
Allowance for loan losses to total loans at end of period	0.86%	0.81%

Deposits: The following table sets forth the Bank’s deposit accounts (excluding escrow deposits) for the periods indicated:

	At March 31, 2008		At December 31, 2007
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)		(Dollars in Thousands)
Deposit type:
Demand	$59,892	9.80%	$64,348	10.54%
Regular savings	49,695	8.13	53,684	8.79
Relationship Savings	124,077	20.29	112,705	18.46
Money market deposits	66,830	10.93	64,373	10.55
NOW deposits	41,870	6.85	41,981	6.88

Total transaction accounts	342,364	56.00	337,091	55.22

Certificates of deposit	269,039	44.00	273,356	44.78

Total deposits	$611,403	100.00%	$610,447	100.00%

Deposits increased $956,000 or 0.2% from $610.4 million at December 31, 2007 to $611.4 million at March 31, 2008. The increase in relationship savings accounts of $11.4 million, or 10.1% was offset by decreases in demand, savings and certificates of deposit (CD’s). As of March 31, 2008, CD’s represent 44.0% of total deposits, down slightly from 44.8% as of December 31, 2007.
Borrowings include advances from the Federal Home Loan Bank of Boston (FHLBB) as well as securities sold under agreements to repurchase, and have decreased $9.9 million, or 5.8%, to $161.5 million at March 31, 2008. As mentioned, the Bank used excess short term funds to pay down higher rate borrowings as they matured during the quarter.
Stockholders’ Equity decreased by $1.9 million, or 1.4% during the first quarter of 2008 primarily due to the repurchase of stock. During the quarter, the Company purchased 138,700 shares of Company stock at an average price of $14.13 per share as part of the Stock Repurchase Program announced in December 2007. Total equity was positively impacted by a contribution of $417,000 from net income and the amortization of unearned compensation. These increases to equity were offset somewhat by the declaration of a dividend of $0.05 per share during the first quarter of 2008, which had the effect of decreasing stockholders’ equity by $418,000.
Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007
Net income for the three months ended March 31, 2008 was $417,000, a decrease of $85,000, or 16.9% from $502,000 for the same period in 2007. This decrease was primarily due to an impairment charge of $246,000 related to the writedown of the value of certain government-sponsored enterprise preferred stock, as well as an increase in non interest expenses of $484,000 as compared to the three months ended March 31, 2007. All of these changes are discussed below.
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

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Average			Average
	Outstanding			Outstanding		Yield/
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Rate(1)
			(Dollars in thousands)
Interest-earning assets:
Loans — Net (2)	$655,712	$10,524	6.42%	$584,730	$9,537	6.52%
Investment securities	169,087	2,061	4.88%	167,049	2,105	5.04%
Short-term investments	20,998	165	3.14%	12,890	156	4.84%

Total interest-earning assets	845,797	12,750	6.03%	764,669	11,798	6.17%
Non-interest-earning assets	66,331			40,697

Total assets	$912,128			$805,366

Interest-bearing liabilities:
Savings deposits	$51,671	53	0.41%	$50,545	54	0.43%
Relationship Savings	116,765	811	2.78%	95,840	979	4.09%
Money market	61,535	497	3.23%	48,294	390	3.23%
NOW accounts	40,031	59	0.59%	35,581	55	0.62%
Certificates of deposits	274,266	3,095	4.51%	228,583	2,620	4.58%

Total interest-bearing deposits	544,268	4,515	3.32%	458,843	4,098	3.57%
Borrowed Funds	168,375	1,895	4.50%	142,512	1,644	4.61%

Total interest-bearing liabilities	712,643	6,410	3.60%	601,355	5,742	3.82%
Non-interest-bearing liabilities	65,803			56,259

Total liabilities	778,446			657,614
Equity	133,682			147,752

Total liabilities and equity	$912,128			$805,366

Net interest income		$6,340			$6,056

Net interest rate spread (3)			2.43%			2.35%
Net interest-earning assets (4)	$133,154			$163,314

Net interest margin (5)			3.00%			3.17%
Average interest-earning assets to interest-bearing liabilities			118.68%			127.16%

(1)	Yields and rates for the three months ended March 31, 2008 and 2007 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended March 31, 2008 and 2007.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Three Months Ended March 31,
	2008 vs. 2007
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net	$1,130	$(143)	$987
Investment securities	28	(72)	(44)
Short-term investments	21	(12)	9

Total interest-earning assets	1,179	(227)	952

Interest-bearing liabilities:
Savings deposits	—	(1)	(1)
Relationship Savings	360	(528)	(168)
Money market	107	—	107
NOW accounts	7	(3)	4
Certificates of deposits	514	(39)	475

Total deposits	988	(571)	417
Borrowed Funds	289	(38)	251

Total interest-bearing liabilities	1,277	(609)	668

Change in net interest income	$(98)	$382	$284

Net interest income for the three months ended March 31, 2008 was $6.3 million, an increase of $284,000, or 4.7% over the same period of 2007. This increase was driven by both the increases to the balance sheet as a result of organic loan and deposit growth and the acquisition of five full-service branches from First Niagara Bank, as well as improvement in the Bank’s interest rate spread, as outlined below.
Interest income for the three months ended March 31, 2008 increased $952,000, or 8.1%, to $12.8 million as compared to $11.8 million in the same period of 2007. This increase was due to an increase in average interest-earning assets of $81.1 million, or 10.6%, offset somewhat by a decrease in the average yield on these assets. Average outstanding net loans increased $71.0 million, or 12.1% primarily as a result of the growth in mortgage and commercial real estate loans as compared to the first quarter of 2007. The overall increase in average earning assets provided additional interest income of $1.2 million. The average yield on interest-earning assets decreased 14 basis points to 6.03% for the three months ended March 31, 2008, compared to 6.17% for the same period in 2007, accounting for a decrease in interest income of $227,000.
Interest expense increased $668,000, or 11.6%, to $6.4 million for the three months ended March 31, 2008 as compared to $5.7 million during the same period in 2007. Average interest-bearing liabilities in the first quarter of 2008 increased $111.3 million, or 18.5% over the first quarter of 2007, accounting for $1.3 million of additional interest expense. The average cost of funds decreased to 3.60% for the three month period ended March 31, 2008, a decrease of 22 basis points from a cost of funds of 3.82% for the same period in 2007, resulting in a decrease in interest expense of $609,000.
Provision for loan loss expense decreased $20,000 to $225,000 for the three months ended March 31, 2008 as compared to a provision of $245,000 for the three months ended March 31, 2007. This decrease was a reflection of both the difference in the amount of and the mix of loan growth, an analysis of the composition of the loan portfolios for the respective periods, and the difference in net charge-offs in the first quarter of 2008 as compared to the same period of 2007. At March 31, 2008, our total allowance for loan losses was $5.7 million, or 0.86% of total loans, compared to $5.6 million, or 0.85% of total loans at December 31, 2007 and $4.9 million, or 0.81% of total loans at March 31, 2007.
Non-interest income totaled $1.2 million for the three months ended March 31, 2008, a decrease of $46,000, or 3.8% from the same period a year ago. The Bank wrote down the value of preferred stock issued by the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), determining the value to be other than temporarily impaired and resulting in an impairment charge of $246,000. This decrease to non-interest income was partially offset by an increase of $112,000, or 533.3% in income from bank-owned life insurance (BOLI) as a result of the Bank’s investment in $9.8 million of BOLI during the second quarter of 2007. The Bank also experienced modest increases in income from trust and investment portfolio management and insurance and annuity products.

Non-interest expense increased $484,000 or 7.8%, to $6.7 million for the three months ended March 31, 2008. The December 2007 acquisition of five full service branch offices in New York from First Niagara Bank contributed to increases in occupancy and equipment, data processing, advertising and other general and administrative expenses. Salary and benefit increases related to these offices were offset by decreases achieved from the executive retirements and reduction in workforce which occurred at the end of 2007. Salary and benefit expenses also benefited from a $220,000 decrease in amortization expense related to the 2006 Equity Incentive Plan due to the accelerated nature of the stock option amortization. Additionally, other general and administrative expenses increased as a result of the amortization expense of $163,000 related to the $3.2 million core deposit intangible acquired as part of the First Niagara transaction. These expense increases were partially offset by a decrease in professional fees.
Income tax expense decreased $141,000, or 43.1% to $186,000 for the three months ended March 31, 2008. The Company’s combined federal and state effective tax rate was 30.8%, a decrease from 39.4% for the same period in 2007 due primarily to an increase in tax-exempt income from both municipal investments and bank-owned life insurance.
Minimum Regulatory Capital Requirements: As of March 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s capital amounts and ratios as of March 31, 2008 (unaudited) and December 31, 2007 (unaudited) are presented in the table.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2008:
Total capital to risk weighted assets	$89,585	13.9%	$51,529	8.0%	$64,411	10.0%
Tier 1 capital to risk weighted assets:	83,565	13.0	25,764	4.0	38,647	6.0
Tier 1 capital to average assets:	83,565	9.5	26,265	3.0	43,775	5.0

December 31, 2007:
Total capital to risk weighted assets:	$89,183	13.9%	$51,265	8.0%	$64,081	10.0%
Tier 1 capital to risk weighted assets:	82,937	12.9	25,632	4.0	38,449	6.0
Tier 1 capital to average assets:	82,937	9.9	25,161	3.0	41,935	5.0
Contractual Obligations. Additional information relating to payments due under contractual obligations is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2007. The following tables present information indicating various contractual obligations and commitments of the Company as of March 31, 2008 and the respective maturity dates:

	March 31, 2008
			More than One Year	Three Years through
	Total	One Year or Less	through Three Years	Five Years	Over Five Years

	(Dollars in Thousands)
Federal Home Loan Bank of Boston advances	$157,989	$49,300	$58,463	$20,000	$30,226
Securities sold under agreements to repurchase	3,517	3,517	—	—	—

Total FHLBB advances and repurchase agreements	$161,506	$52,817	$58,463	$20,000	$30,226

Off-Balance Sheet Arrangements: Other than loan commitments and other contingencies shown below, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Bank’s loan commitments and other contingencies outstanding as of March 31, 2008:

	March 31, 2008
			More than	More than
			One Year	Three Years
		One Year	through	Through Five	Over Five
	Total	or Less	Three Years	Years	years
		(Dollars in Thousands)

Commitments to grant loans (1)	$36,458	$36,458	$—	$—	$—
Commercial loan lines-of-credit	17,960	17,960	—	—	—
Unused portion of home equity loans (2)	71,186	1,072	2,615	10,871	56,628
Unused portion of construction loans (3)	4,183	4,183	—	—	—
Unused portion of overdraft lines-of-credit(4)	5,419	—	—	—	5,419
Unused portion of personal lines-of-credit(5)	878	—	—	—	878
Standby letters of credit(6)	631	631	—	—	—
Other commitments and contingencies(7)	10,860	10,860	—	—	—

Total loan & other commitments	$147,575	$71,164	$2,615	$10,871	$62,925

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of construction loans are available to the borrower for up to one year.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.

(7)	Other commitments relate primarily to potential additional capital calls the Company is committed to contribute as part of its investment in certain limited partnerships.
Item 3: Quantitative and Qualitative Disclosures about Market Risks
There has been no material change in the Company’s market risk during the three months ended March 31, 2008. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Bank to measure its interest rate risk.
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
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors during the three months ended March 31, 2008. See the discussion and analysis of risk factors provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sales of Equity Securities — Not applicable

(b)	Use of Proceeds — Not applicable

(c)	Repurchase of Our Equity Securities — In December 2007 the Company announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 462,048 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Purchases under this Stock Repurchase Program in the first quarter of 2008 were as follows:

				(d) Maximum Number
				or Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
January 1 — 31	—	—	—	462,048
February 1 — 29	42,700	$14.24	42,700	419,348
March 1 — 31	96,000	$14.09	96,000	323,348
In the period from April 1, 2008 to May 6, 2008, the Company purchased an additional 82,300 shares under the repurchase program announced in December 2007, at an average price of $13.97 per share. Any further repurchases under the Stock Repurchase Program will be made through open market purchase transactions from time to time. The amount and exact timing of any repurchases will depend on market conditions and other factors, at the discretion of management of the Company. There is no assurance that the Company will repurchase shares during any period.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information

Item 6: Exhibits

2.1	Amended and Restated Plan of Conversion (1)
3.1	Certificate of Incorporation of Legacy Bancorp, Inc. (1)
3.2	Bylaws of Legacy Bancorp, Inc. (as amended) (1)
10.1	Legacy Banks ESOP Trust Agreement (2)
10.2	ESOP Plan Document (2)
10.3	ESOP Loan Documents (2)
10.4.1	Employment Agreement between Legacy Banks and J. Williar Dunlaevy (2)
10.4.2	Employment Agreement between Legacy Banks and Michael A. Christopher (2)
10.4.3	Employment Agreement between Legacy Banks and Steven F. Pierce (2)
10.4.4	Employment Agreement between Legacy Banks and Stephen M. Conley (2)
10.4.5	Employment Agreement between Legacy Banks and Richard M. Sullivan (2)
10.5.1	Employment Agreement between Legacy Bancorp, Inc. and J. Williar Dunlaevy (2)
10.5.2	Employment Agreement between Legacy Bancorp, Inc. and Michael A. Christopher (2)
10.5.3	Employment Agreement between Legacy Bancorp, Inc. and Steven F. Pierce (2)
10.5.4	Employment Agreement between Legacy Bancorp, Inc. and Stephen M. Conley (2)
10.5.5	Employment Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan (2)
10.5.6	Separation Agreement and General Release dated as of November 5, 2007 between Legacy Bancorp,
Inc., Legacy Banks and Michael A. Christopher (3)
10.5.7	Separation Agreement and General Release dated as of December 21, 2007 between Legacy Bancorp,
Inc., Legacy Banks and Stephen M. Conley (4)
10.5.8	Consulting Agreement dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and
Michael A. Christopher (3)
10.5.9	Purchase Agreement by and between First Niagara Bank and Legacy Banks dated as of July 25, 2007 (5)
10.11	2007 Equity Incentive Plan (3)
11.0	Statement re: Computation of per share earnings is incorporated herein by reference to Notes to
Consolidated Financial Statements within Part I, Item 1, “Financial Statements”
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Stephen M. Conley
32	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Registrants Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 filed October 27, 2005.

(2)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended.

(3)	Incorporated by reference from the Registrants Current Report on Form 8-K filed November 5, 2007.

(4)	Incorporated by reference from the Registrants Current Report on Form 8-K filed December 21, 2007.

(5)	Incorporated by reference from the Registrants Current Report on Form 8-K filed July 25, 2007.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY BANCORP, INC.
Date: May 12, 2008	/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date: May 12, 2008	/s/ Paul H. Bruce
Paul H. Bruce
Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)