Form 10-Q
period 2008-06-30
Legacy Bancorp, Inc.
filed 2008-08-06
CIK 1332199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock outstanding as of July 31, 2008 was 8,872,460.

LEGACY BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Cash and due from banks	$13,227	$13,931
Short-term investments	5,698	48,294

Cash and cash equivalents	18,925	62,225

Securities and other investments	164,665	152,054
Loans held for sale	—	395
Loans, net of allowance for loan losses of $5,866 in 2008 and $5,568 in 2007	682,949	653,629
Premises and equipment, net	19,207	18,866
Accrued interest receivable	3,424	3,404
Goodwill, net	9,687	9,687
Net deferred tax asset	6,622	5,580
Bank-owned life insurance	15,033	14,788
Other assets	4,595	3,913

	$925,107	$924,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$591,014	$610,447
Securities sold under agreements to repurchase	5,142	4,055
Federal Home Loan Bank advances	192,494	167,382
Mortgagors’ escrow accounts	874	1,034
Accrued expenses and other liabilities	7,271	8,531

Total liabilities	796,795	791,449

Commitments and contingencies

Stockholders’ Equity
Preferred Stock ($.01 par value, 10,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized and 10,308,600 issued at June 30, 2008 and December 31, 2007; 8,940,360 outstanding at June 30, 2008, and 9,240,960 outstanding at December 31, 2007)	103	103
Additional paid-in-capital	102,119	101,720
Unearned Compensation — ESOP	(8,421)	(8,787)
Unearned Compensation — Equity Incentive Plan	(3,147)	(3,525)
Retained earnings	59,215	58,709
Accumulated other comprehensive (loss) income	(2,003)	270
Treasury stock, at cost (1,368,240 shares at June 30, 2008 and 1,067,640 shares at December 31, 2007)	(19,554)	(15,398)

Total stockholders’ equity	128,312	133,092

	$925,107	$924,541

See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans	$10,379	$10,003	$20,904	$19,541
Securities:
Taxable	1,911	2,031	3,856	4,070
Tax-Exempt	126	66	242	132
Short-term investments	50	137	214	293

Total interest and dividend income	12,466	12,237	25,216	24,036

Interest expense:
Deposits	3,545	4,547	8,061	8,645
Federal Home Loan Bank advances	1,921	1,778	3,788	3,390
Other borrowed funds	21	29	48	62

Total interest expense	5,487	6,354	11,897	12,097

Net interest income	6,979	5,883	13,319	11,939

Provision for loan losses	346	193	571	438

Net interest income after provision for loan losses	6,633	5,690	12,748	11,501

Non-interest income:
Customer service fees	863	932	1,609	1,648
Portfolio management fees	304	295	582	563
Income from bank owned life insurance	109	100	243	122
Insurance, annuities and mutual fund fees	49	61	114	109
Gain on sales of securities, net	385	305	472	393
Loss on impairment of securities	(344)	—	(590)	—
Gain on sales of loans, net	52	49	117	97
Miscellaneous	10	11	33	20

Total non-interest income	1,428	1,753	2,580	2,952

Non-interest expenses:
Salaries and employee benefits	3,620	3,826	7,195	7,571
Occupancy and equipment	931	713	1,843	1,414
Data processing	647	521	1,283	1,035
Professional fees	184	266	351	550
Advertising	304	269	559	444
Other general and administrative	1,060	748	2,179	1,508

Total non-interest expenses	6,746	6,343	13,410	12,522

Income before income taxes	1,315	1,100	1,918	1,931

Provision for income taxes	401	385	587	713

Net income	$914	$715	$1,331	$1,218

Earnings per share
Basic	$0.11	$0.08	$0.16	$0.13
Diluted	$0.11	$0.08	$0.16	$0.13

Weighted average shares outstanding
Basic	8,095,109	9,126,427	8,187,925	9,172,259
Diluted	8,129,991	9,153,185	8,219,011	9,197,331
See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Dollars in thousands)
(Unaudited)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other		Total
	Common Stock		Paid-in	Compensation -	Equity	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2006	10,308,600	$103	$106,094	$(9,519)	$(5,375)	$58,863	$(169)	$—	$149,997

Comprehensive income:
Net Income	—	—	—	—	—	1,218	—	—	1,218
Net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(219)	—	(219)

Total comprehensive income									999

Cash dividends declared ($0.08 per share)	—	—	—	—	—	(761)	—	—	(761)

Common stock repurchased — Restricted stock portion of 2006 Equity Incentive Plan (412,344 shares)	(65,844)	—	(5,579)	—	—	—	—	(1,080)	(6,659)
Common stock repurchased - 5% Stock Repurchase Program announced April 2007	(231,400)	—	—	—	—	—	—	(3,479)	(3,479)
Stock option expense	—	—	714	—	—	—	—	—	714
Restricted stock expense	—	—	—	—	537	—	—	—	537
Common stock held by ESOP committed to be released (27,490 shares)	—	—	59	366	—	—	—	—	425

Balance at June 30, 2007	10,011,356	$103	$101,288	$(9,153)	$(4,838)	$59,320	$(388)	$(4,559)	$141,773

Balance at December 31, 2007	9,240,960	$103	$101,720	$(8,787)	$(3,525)	$58,709	$270	$(15,398)	$133,092

Comprehensive income (loss):
Net income	—	—	—	—	—	1,331	—	—	1,331
Net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(2,273)	—	(2,273)

Total comprehensive income (loss)									(942)

Cash dividends declared ($0.10 per share)	—	—	—	—	—	(818)	—	—	(818)
Common stock repurchased - 5% Stock Repurchase Program announced December 2007	(303,600)	—	—	—	—	—	—	(4,205)	(4,205)

Stock option expense	—	—	392	—	—	—	—	—	392
Restricted stock expense	—	—	—	—	420	—	—	—	420
Restricted stock granted	3,000	—	—	—	(42)	(7)	—	49	—
Common stock held by ESOP committed to be released (27,490 shares)	—	—	7	366	—	—	—	—	373

Balance at June 30, 2008	8,940,360	$103	$102,119	$(8,421)	$(3,147)	$59,215	$(2,003)	$(19,554)	$128,312

See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months ended June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$1,331	$1,218
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	571	438
Net accretion of securities	(74)	(507)
Depreciation and amortization expense	697	566
Loss (gain) on sales/impairment of securities, net	118	(393)
Gain on sales of loans, net	(117)	(97)
Loans originated for sale	(4,522)	(6,817)
Proceeds from sale of loans	5,034	6,112
Share-based compensation expense	812	1,251
Deferred tax provision	382	76
Employee Stock Ownership Plan expense	373	425
Net change in:
Bank-owned life insurance	(245)	(125)
Accrued interest receivable	(20)	61
Other assets	(682)	38
Accrued expenses and other liabilities	(1,260)	112

Net cash provided by operating activities	2,398	2,358

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	32,625	5,415
Maturities, prepayments and calls	29,415	44,006
Purchases	(76,339)	(37,921)
Redemption of Federal Home Loan Bank stock	—	478
Purchase of other investments	(2,053)	(747)
Maturities, prepayments and call of other investments	—	40
Loan originations and purchases, net of principal payments	(29,891)	(37,172)
Purchases of bank-owned life insurance	—	(9,814)
Additions to premises and equipment	(1,038)	(2,592)

Net cash used in investing activities	(47,281)	(38,307)

(continued)
See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Six Months ended June 30,
	2008	2007
	(Unaudited)
Cash flows from financing activities:
Net increase (decrease) in deposits	(19,433)	31,986
Net (decrease) increase in securities sold under agreements to repurchase	1,087	(1,356)
Repayment of Federal Home Loan Bank advances	(297,396)	(85,566)
Proceeds from Federal Home Loan Bank advances	322,508	99,191
Net increase in mortgagors’ escrow accounts	(160)	(74)
Repurchase of common stock	(4,205)	(10,138)
Payment of dividends on common stock	(818)	(761)

Net cash provided by financing activities	1,583	33,282

Net change in cash and cash equivalents	(43,300)	(2,667)

Cash and cash equivalents at beginning of period	62,225	21,644

Cash and cash equivalents at end of period	$18,925	$18,977

Supplemental cash flow information:
Interest paid on deposits	$8,061	$8,554
Interest paid on Federal Home Loan Bank advances	3,805	3,344
Interest paid on other borrowed funds	48	62
Income taxes paid	305	1,225
See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Legacy Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, LB Funding Corporation and Legacy Banks (the “Bank”). The accounts of the Bank include all of its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for interim periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 2007.
2. Recent Accounting Pronouncements
On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement is not applicable to the Company and will, therefore, not have an impact on it’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative instruments and Hedging Activities. The new standard requires specific disclosures with respect to the classification and amounts of derivative financial instruments in a company’s financial statements; the accounting treatment for derivative instruments and related hedged items; and the impact of derivative instruments and related hedged items on a company’s financial position, financial performance and cash flows. The provisions of this new standard are effective beginning January 1, 2009, and early application is permitted. Adoption of the standard will not have a material impact on the Company’s consolidated financial statements.
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
Fair Values of Assets and Liabilities: The Company adopted SFAS No. 157, Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles. This Statement became effective for the Company on January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements. The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption. SFAS 159 also became effective for the Company on January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.
In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or mortgage loans held for sale, for which the fair value is based on what the securitization market is currently offering for mortgage loans with similar characteristics.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, residential mortgage servicing rights, and long-term derivative contracts.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2008
				Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value

	(Dollars in thousands)
Assets
Securities available for sale	8,194	136,908	—	145,102

Total assets	8,194	136,908	—	145,102

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2008.

				Quarter	Year-to-date
				Ended	Ended
	June 30, 2008			June 30, 2008	June 30, 2008
				Total	Total
	Level 1	Level 2	Level 3	Gains/(Losses)	Gains/(Losses)
(Dollars in thousands)

Assets
Loans	—	973	—	(1)	(53)

Total assets	—	973	—	(1)	(53)

Impaired loans level 2: In accordance with the provisions of SFAS No. 114, certain loans held for investment were written down to the fair value, less costs to sell, of the underlying collateral securing these loans of $920,000. These loans had a carrying amount of $973,000, resulting in a loss of $53,000, which was recognized in earnings through the provision for loan losses in prior years. The fair value of the collateral used by the Company represents that amount expected to be received from the sale of the property as determined by an independent, licensed or certified appraiser in accordance with Uniform Standards of Professional Appraisal Practice, using observable market data.
3. Earnings Per Share
Basic earnings per share is determined by dividing net income by the weighted-average number of net outstanding shares of common stock for the period. The net outstanding common shares equals the gross number of common shares issued less the average unallocated shares of the Legacy Banks Employee Stock Ownership Plan (“ESOP”), the average number of treasury shares and the average number of unvested shares related to restricted stock awards. Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all potential common shares have been issued by the Company. Potential common shares to be issued would include those related to outstanding options and unvested stock awards. The earnings per share calculation excludes 813,460 of options whose effect would have been antidilutive. Earnings per share have been computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income applicable to common stock (000’s)	$914	$715	$1,331	$1,218

Average number of shares issued	10,308,600	10,308,600	10,308,600	10,308,600
Less: average unallocated ESOP shares	(645,855)	(700,834)	(652,727)	(707,668)
Less: average treasury shares	(1,298,996)	(134,839)	(1,200,000)	(82,173)
Less: average unvested restricted stock awards	(268,640)	(346,500)	(267,948)	(346,500)

Average number of basic shares outstanding	8,095,109	9,126,427	8,187,925	9,172,259

Plus: dilutive unvested restricted stock awards	34,882	26,758	30,381	25,072
Plus: diluted stock option shares	—	—	705	—

Average number of diluted shares outstanding	8,129,991	9,153,185	8,219,011	9,197,331

Basic earnings per share	$0.11	$0.08	$0.16	$0.13
Diluted earnings per share	$0.11	$0.08	$0.16	$0.13
4. Dividends
On June 4, 2008, the Company declared a cash dividend of $0.05 per share of common stock which was paid on July 1, 2008 to shareholders of record as of the close of business on June 20, 2008.
5. Loan Commitments and other Contingencies
Outstanding loan commitments and other contingencies totaled $147.0 million at June 30, 2008, compared to $143.8 million as of December 31, 2007. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity and other lines of credit.
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis discusses the changes in financial position and results of operations of Legacy Bancorp, Inc. and subsidiaries, and should be read in conjunction with both the unaudited consolidated interim financial statements and the notes thereto, appearing in Part I, Item 1 of this report, as well as the “Management’s Discussion and Analysis” section included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 2007.
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
Goodwill. Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The Company recorded goodwill in connection with the purchase of a financial institution in 1997. In 2007, the Company recorded goodwill in connection with the purchase of five branch offices located in Eastern New York State from First Niagara Bank.
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
This discussion has highlighted those accounting policies that management considers to be critical; however all accounting policies are important. See the discussion of each of the policies included in Note 1 to the consolidated financial statements in the most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission to gain a better understanding of how our financial performance is measured and reported.
Comparison of Financial Condition at June 30, 2008 and December 31, 2007
Overview: Total assets increased by $566,000, or 0.1%, from $924.5 million at December 31, 2007 to $925.1 million at June 30, 2008. Within the overall balance sheet, net loans and securities increased while short-term investments decreased. Similarly, decreases in deposits and stockholders’ equity were offset by an increase in borrowings from the Federal Home Loan Bank of Boston (FHLBB), as discussed further below.
Investment Activities: Cash and short-term investments decreased by $43.3 million, or 69.6%, from $62.2 million at December 31, 2007 to $18.9 million at June 30, 2008. Securities and other investments increased $12.6 million, or 8.3%, from $152.1 million at December 31, 2007 to $164.7 million at June 30, 2008 as excess short-term cash at year end was both reinvested into longer term securities and used to fund loan growth. At June 30, 2008, the Company’s available-for-sale portfolio amounted to $145.1 million, or 15.7% of total assets. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At June 30, 2008		At December 31, 2007
	Amortized		Amortized	Fair
	Cost	Fair Value	Cost	Value
	(Dollars in Thousands)
Securities available for sale:
Government-sponsored enterprises	$28,775	$28,572	$48,041	$48,262
Municipal bonds	12,875	12,466	9,930	9,941
Corporate bonds and other obligations	—	—	1,501	1,531
Mortgage-backed securities	97,914	95,870	65,551	65,726

Total debt securities	139,564	136,908	125,023	125,460

Common stock	7,814	8,194	8,100	9,084

Total securities available for sale	147,378	145,102	133,123	134,544

Securities held to maturity:

Other bonds and obligations	97	97	97	97

Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	10,722	10,722	10,722	10,722
Savings Bank Life Insurance	1,709	1,709	1,709	1,709
Other investments	7,035	7,035	4,982	4,982

Total restricted equity securities and other investments	19,466	19,466	17,413	17,413

Total securities	$166,941	$164,665	$150,633	$152,054

Lending Activities: Total net loans, excluding loans held for sale, at June 30, 2008 were $682.9 million, an increase of $29.3 million, or 4.5%, from $653.6 million at December 31, 2007. The following table sets forth the composition of the Bank’s loan portfolio (excluding loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At June 30, 2008		At December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans on real estate:
Residential	$353,213	51.40%	$349,772	53.17%
Commercial	230,780	33.58	212,191	32.26
Home equity	57,342	8.34	56,752	8.63

	641,335	93.32	618,715	94.06

Other loans:
Commercial	33,311	4.85	27,664	4.20
Consumer and other	12,602	1.83	11,421	1.74

	45,913	6.68	39,085	5.94

Total loans	687,248	100.00%	657,800	100.00%

Other Items:
Net deferred loan costs	1,567		1,397
Unamortized premiums	—		—
Allowance for loan losses	(5,866)		(5,568)

Total loans, net	$682,949		$653,629

Residential mortgages increased $3.4 million, or 1.0%, from $349.8 million at December 31, 2007 to $353.2 million at June 30, 2008, while commercial real estate and commercial other loans increased $24.2 million, or 10.1% from $239.9 million at December 31, 2007 to $264.1 million at June 30, 2008. Much of the 2008 mortgage loan production was in the 30 year fixed rate category, a product which the Bank currently sells.
Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. No interest income from these loans was recorded in net income for the three or six month periods ended June 30,

2008 while they were on non-accrual status. If the non-accrual loans had been current, the gross interest income that would have been recorded is equal to approximately $120,000 and $237,000, respectively, for the three and six month period ended June 30, 2008. The Bank had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven or the loans have been modified at an interest rate less than current market rates) at June 30, 2008 and December 31, 2007.

	At June 30,	At December 31,
	2008	2007
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$189	$499
Commercial mortgage	5,891	539
Commercial	251	386
Home equity, consumer and other	106	108

Total non-accrual loans	6,437	1,532

Loans 90 days or greater delinquent and still accruing:
Residential mortgage	—	—
Commercial mortgage	—	—
Commercial	—	—
Home equity, consumer and other	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	$6,437	$1,532

Other non-performing assets:
Real estate owned	$75	$185
Troubled debt restructurings	—	—

Total other non-performing assets	$75	$185

Total non-performing assets	$6,512	$1,717

Ratios:
Non-performing loans to total loans	0.94%	0.23%
Non-performing assets to total assets	0.70%	0.19%
The significant increase in non-performing assets since December 31, 2007 is a result of the Bank placing a $5.5 million commercial construction loan on non-accrual status as of the end of the first quarter of 2008. The project is being monitored closely and the current appraisal value is comfortably in excess of the loan balance.
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
The Board and management take the following into consideration when determining the adequacy of the allowance for loan losses for each loan category or sub-category: (i) changes in the trend of the volume and severity of past due and classified loans, and trends in the volume of non-accrual loans, troubled debt restructurings and other loan modifications, (ii) changes in the trend of loan charge-offs and recoveries, (iii) changes in the nature, volume or terms of the loan portfolios, (iv) changes in lending policies or procedures, including the Bank’s loan review system, underwriting standards and collection, charge-off and recovery practices, and the degree of oversight by the Board, (v) changes in the experience, ability, and depth of lending management and staff, (vi) changes in national and local economic and business conditions and developments, including the condition of various industry and market segments, (vii) the existence and effect of any concentrations of credit and changes in the level of such concentrations, and (viii) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the portfolios. The amount of the additions to the allowance charged to operating expense for any period is a reflection of various factors analyzed by management, including the amount of loan growth in the period as well as the type of loan growth. Additionally, the amount of charge-offs and recoveries in a given year will impact the amount of provision expense. The allowance for loan losses is evaluated on a regular basis by management and is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. Impaired loans with payments past due 90 days or greater are generally maintained on a non-accrual basis. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank generally does not separately identify individual consumer and residential loans for impairment disclosures. At June 30, 2008, impaired loans totaled $8.0 million with a corresponding specific reserve allowance of $442,000.
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

	At or for the Three Months		At or for the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Balance at beginning of period	$5,656	$4,864	$5,568	$4,677

Charge-offs:
Mortgage loans on real estate	(16)	(9)	(93)	(31)
Other loans:
Commercial	(163)	—	(182)	(18)
Consumer and other	(46)	(20)	(121)	(60)

Total other loans	(209)	(20)	(303)	(78)

Total charge-offs	(225)	(29)	(396)	(109)

Recoveries:
Mortgage loans on real estate	62	4	69	11
Other loans:
Commercial	8	3	8	3
Consumer and other	19	8	46	23

Total other loans	27	11	54	26

Total recoveries	89	15	123	37

Net charge-offs	(136)	(14)	(273)	(72)

Provision for loan losses	346	193	571	438

Balance at end of period	$5,866	$5,043	$5,866	$5,043

Ratios:
Net charge-offs to average loans outstanding — annualized	(0.08%)	(0.01%)	(0.08%)	(0.02%)
Allowance for loan losses to non-performing loans at end of period	91.13%	419.55%	91.13%	419.55%

Allowance for loan losses to total loans at end of period	0.85%	0.81%	0.85%	0.81%
Deposits: The following table sets forth the Bank’s deposit accounts (excluding escrow deposits) for the periods indicated:

	At June 30, 2008		At December 31, 2007
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)
Deposit type:
Demand	$63,644	10.77%	$64,348	10.54%
Regular savings	49,993	8.46	53,684	8.79
Smart banking/relationship savings	126,098	21.33	112,705	18.46
Money market deposits	58,623	9.92	64,373	10.55
NOW deposits	42,011	7.11	41,981	6.88

Total transaction accounts	340,369	57.59	337,091	55.22

Certificates of deposit	250,645	42.41	273,356	44.78

Total deposits	$591,014	100.00%	$610,447	100.00%

Deposits decreased $19.4 million or 3.2% from $610.4 million at December 31, 2007 to $591.0 million at June 30, 2008. The overall decrease is primarily attributable to a decrease of higher-cost, shorter term certificates of deposit (CDs) as the Bank aligned its CD pricing with the yield curve and allowed this runoff due to the availability of longer-term, lower rate funding from the Federal Home Loan Bank of Boston (FHLBB). As of June 30, 2008, CD’s represented 42.4% of total deposits, a decrease from 44.8% as of December 31, 2007. Other, smaller decreases in regular savings and certain money market accounts were more than offset by an increase of $13.4 million, or 11.9%, in relationship savings accounts.
Borrowings include advances from the FHLBB as well as securities sold under agreements to repurchase, and have increased $26.2 million, or 15.3%, to $197.6 million at June 30, 2008. Along with the outflow of higher-cost, short-term CD’s, this redeployment of funding sources allowed the Bank to take advantage of some lower cost borrowing alternatives while also lengthening certain liabilities, which in turn improved its asset and liability management position.
Stockholders’ Equity decreased by $4.8 million, or 3.6%, during the first half of 2008 primarily due to the repurchase of stock. During the first six months of 2008, the Company purchased 303,600 shares of Company stock at an average price of $13.85 per share as part of the Stock Repurchase Program announced in December 2007. Total equity increased due to a contribution of $1.3 million of net income as well as the amortization of unearned compensation. These increases to equity were offset by the declaration of a dividend of $0.05 per share during each of the first and second quarters of 2008 as well as a decrease in the unrealized loss on available-for-sale investment securities.
Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007
Net income for the three months ended June 30, 2008 was $914,000, an increase of $199,000, or 27.8% from $715,000 for the same period in 2007. This increase was primarily due to an improvement in the Company’s net interest margin, offset somewhat by a decrease in non interest income and an increase in operating expenses as compared to the second quarter of 2007. All of these changes are discussed below.
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

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans — net (2)	$670,887	$10,379	6.19%	$606,447	$10,003	6.60%
Investment securities	164,048	2,037	4.97%	167,715	2,097	5.00%
Short-term investments	10,971	50	1.82%	10,857	137	5.05%

Total interest-earning assets	845,906	12,466	5.89%	785,019	12,237	6.24%
Non-interest-earning assets	66,881			51,346

Total assets	$912,787			$836,365

Interest-bearing liabilities:
Savings deposits	$49,221	47	0.38%	$47,718	51	0.43%
Smart banking/relationship savings	125,789	600	1.91%	99,798	1,013	4.06%
Money market	57,159	314	2.20%	56,473	530	3.75%
NOW accounts	42,362	53	0.50%	35,980	59	0.66%
Certificates of deposits	255,176	2,531	3.97%	241,838	2,894	4.79%

Total interest-bearing deposits	529,707	3,545	2.68%	481,807	4,547	3.77%
Borrowed funds	186,201	1,942	4.17%	153,602	1,807	4.71%

Total interest-bearing liabilities	715,908	5,487	3.07%	635,409	6,354	4.00%
Non-interest-bearing liabilities	65,847			55,943

Total liabilities	781,755			691,352
Equity	131,032			145,013

Total liabilities and equity	$912,787			$836,365

Net interest income		$6,979			$5,883

Net interest rate spread (3)			2.82%			2.24%
Net interest-earning assets (4)	$129,998			$149,610

Net interest margin (5)			3.30%			3.00%
Average interest-earning assets to interest-bearing liabilities			118.16%			123.55%

(1)	Yields and rates for the three months ended June 30, 2008 and 2007 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Three Months Ended June 30,
	2008 vs. 2007
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans — net	$906	$(530)	$376
Investment securities	(47)	(13)	(60)
Short-term investments	1	(88)	(87)

Total interest-earning assets	860	(631)	229

Interest-bearing liabilities:
Savings deposits	2	(6)	(4)
Smart banking/relationship savings	401	(814)	(413)
Money market	6	(222)	(216)
NOW accounts	22	(28)	(6)
Certificates of deposits	173	(536)	(363)

Total deposits	604	(1,606)	(1,002)
Borrowed funds	293	(158)	135

Total interest-bearing liabilities	897	(1,764)	(867)

Change in net interest income	$(37)	$1,133	$1,096

Net interest income for the three months ended June 30, 2008 was $7.0 million, an increase of $1.1 million, or 18.6%, over the same period of 2007. This increase was driven primarily by an improvement in the Bank’s net interest margin, as outlined below.
Interest income for the three months ended June 30, 2008 increased $229,000, or 1.9%, to $12.5 million as compared to $12.2 million in the same period of 2007. This increase was due to an increase in average interest-earning assets of $60.9 million, or 7.8%, offset by a decrease in the average yield on these assets. Average outstanding net loans increased $64.4 million, or 10.6%, primarily as a result of the growth in mortgage and commercial real estate loans. The overall increase in average earning assets provided additional interest income of $860,000. The average yield on interest-earning assets decreased 35 basis points to 5.89% for the three months ended June 30, 2008, compared to 6.24% for the same period in 2007, accounting for a decrease in interest income of $631,000.
Interest expense decreased $867,000, or 13.6%, to $5.5 million for the three months ended June 30, 2008 as compared to $6.4 million during the same period in 2007. Average interest-bearing liabilities in the second quarter of 2008 increased $80.5 million, or 12.7%, as compared to the same quarter of 2007, accounting for $897,000 of additional interest expense. The average cost of funds decreased to 3.07% for the three month period ended June 30, 2008, a decrease of 93 basis points from a cost of funds of 4.00% for the same period in 2007, resulting in a decrease in interest expense of $1.8 million.
Provision for loan loss expense increased $153,000 to $346,000 for the three months ended June 30, 2008 as compared to a provision of $193,000 for the three months ended June 30, 2007. This increase reflected both the difference in the amount of and the mix of loan growth, an analysis of the composition of the loan portfolios for the respective periods, and the difference in net charge-offs in 2008 as compared to 2007. At June 30, 2008, the Company’s total allowance for loan losses was $5.9 million, or 0.85% of total loans, compared to $5.6 million, or 0.85% of total loans at December 31, 2007 and $5.0 million, or 0.81% of total loans at June 30, 2007.
Non-interest income totaled $1.4 million for the three months ended June 30, 2008, a decrease of $325,000, or 18.5% from the same prior year period. The decrease was mainly attributable to the difference in the net gains or losses on the sale or impairment of investment securities, which decreased $264,000, or 86.6% to $41,000 in the second quarter of 2008 from $305,000 in the same period of 2007.
Non-interest expense increased $403,000, or 6.4%, to $6.7 million for the three months ended June 30, 2008. The December 2007 acquisition of five full-service branch offices in New York contributed to increases in occupancy and equipment, data processing, advertising and other general and administrative expenses. Salary and benefit increases related to these offices were offset by decreases achieved from the reduction in workforce which occurred at the end of 2007 as well as the savings associated with not adding personnel as a result of executive retirements at the end of 2007. Salary and benefit expenses also benefited from a $220,000 decrease in amortization expense related to the 2006 Equity Incentive Plan, primarily due to the accelerated nature of the stock option amortization. Additionally, other general and administrative expenses increased as a result of the amortization expense of $164,000 related to the $3.2 million core deposit intangible acquired as part of the branch acquisition. These expense increases were partially offset by a decrease in professional fees.
Income tax expense increased $16,000, or 4.2%, to $401,000 for the three months ended June 30, 2008. The Company’s combined federal and state effective tax rate was 30.5%, a decrease from 35.0% for the same period in 2007 due primarily to an increase in tax-exempt income from both municipal investments and bank-owned life insurance.
Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007
Net income for the six months ended June 30, 2008 was $1.3 million, an increase of $113,000, or 9.3%, from $1.2 million for the same period in 2007. This increase was primarily due to an improvement in the Company’s net interest margin, offset somewhat by a decrease to non interest income and an increase in operating expenses. All of these changes are discussed below.
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

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans — net (2)	$663,299	$20,904	6.30%	$595,647	$19,541	6.56%
Investment securities	166,567	4,098	4.92%	167,385	4,202	5.02%
Short-term investments	15,985	214	2.68%	11,868	293	4.94%

Total interest-earning assets	845,851	25,216	5.96%	774,900	24,036	6.20%
Non-interest-earning assets	66,606			46,051

Total assets	$912,457			$820,951

Interest-bearing liabilities:
Savings deposits	$50,446	101	0.40%	$48,334	105	0.43%
Smart banking/relationship savings	121,277	1,411	2.33%	97,830	1,992	4.07%
Money market	59,347	812	2.74%	52,406	920	3.51%
NOW accounts	41,196	112	0.54%	35,782	113	0.63%
Certificates of deposits	264,721	5,625	4.25%	235,246	5,515	4.69%

Total interest-bearing deposits	536,987	8,061	3.00%	469,598	8,645	3.68%
Borrowed funds	177,287	3,836	4.33%	148,877	3,452	4.64%

Total interest-bearing liabilities	714,274	11,897	3.33%	618,475	12,097	3.91%
Non-interest-bearing liabilities	65,826			56,101

Total liabilities	780,100			674,576
Equity	132,357			146,375

Total liabilities and equity	$912,457			$820,951

Net interest income		$13,319			$11,939

Net interest rate spread (3)			2.63%			2.29%
Net interest-earning assets (4)	$131,577			$156,425

Net interest margin (5)			3.15%			3.08%
Average interest-earning assets to interest-bearing liabilities			118.42%			125.29%

(1)	Yields and rates for the six months ended June 30, 2008 and 2007 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Six Months Ended June 30,
	2008 vs. 2007
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans — net	$2,093	$(730)	$1,363
Investment securities	(21)	(83)	(104)
Short-term investments	252	(331)	(79)

Total interest-earning assets	2,324	(1,144)	1,180

Interest-bearing liabilities:
Savings deposits	10	(14)	(4)
Smart banking/relationship savings	741	(1,322)	(581)
Money market	165	(273)	(108)
NOW accounts	(17)	16	(1)
Certificates of deposits	439	(329)	110

Total deposits	1,338	(1,922)	(584)
Borrowed funds	591	(207)	384

Total interest-bearing liabilities	1,929	(2,129)	(200)

Change in net interest income	$395	$985	$1,380

Net interest income for the six months ended June 30, 2008 was $13.3 million, an increase of $1.4 million, or 11.6% over the same period of 2007. This increase was driven primarily by an improvement in the Bank’s interest rate margin, as outlined below.
Interest income for the six months ended June 30, 2008 increased $1.2 million, or 4.9%, to $25.2 million as compared to $24.0 million in the same period of 2007. This increase was due to an increase in average interest-earning assets of $71.0 million, or 9.2%, offset somewhat by a decrease in the average yield on these assets. Average outstanding net loans increased $67.7 million, or 11.4%, primarily as a result of the growth in mortgage and commercial real estate loans. The overall increase in average earning assets provided additional interest income of $2.3 million. The average yield on interest-earning assets decreased 24 basis points to 5.96% for the six months ended June 30, 2008, as compared to 6.20% for the same period in 2007, accounting for a decrease in interest income of $1.1 million.
Interest expense decreased $200,000, or 1.7%, to $11.9 million for the six months ended June 30, 2008 as compared to $12.1 million during the same period in 2007. Average interest-bearing liabilities in the first half of 2008 increased $95.8 million, or 15.5%, as compared to the first half of 2007, accounting for $1.9 million of additional interest expense. The average cost of funds decreased to 3.33% for the six month period ended June 30, 2008, a decrease of 58 basis points from a cost of funds of 3.91% for the same period in 2007, resulting in a decrease in interest expense of $2.1 million.
Provision for loan loss expense increased $133,000 to $571,000 for the six months ended June 30, 2008 as compared to a provision of $438,000 for the six months ended June 30, 2007. This increase reflected both the difference in the amount of and the mix of loan growth, an analysis of the composition of the loan portfolios for the respective periods, and the difference in net charge-offs in the first half of 2008 as compared to the same period of 2007. At June 30, 2008, the Company’s total allowance for loan losses was $5.9 million, or 0.85% of total loans, compared to $5.6 million, or 0.85%, of total loans at December 31, 2007 and $5.0 million, or 0.81% of total loans at June 30, 2007.
Non-interest income totaled $2.6 million for the six months ended June 30, 2008, a decrease of $372,000, or 12.6% from the same period a year ago. The decrease was mainly attributable to the difference in the net gains or losses on the sale or impairment of investment securities, which decreased $511,000, or 130.0%, to a net loss of $118,000 in the first half of 2008 from a net gain of $393,000 in the same period of 2007. Contributing to this change from year to year was the write down of the value of preferred stock issued by the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) in the first quarter of 2008, resulting in an impairment charge of $246,000. This decrease to non-interest income was partially offset by an increase of $121,000, or 99.2%, in income from bank-owned life insurance (BOLI) as a result of the Bank’s investment in $9.8 million of BOLI during the second quarter of 2007. The Bank also experienced modest increases in income from trust and investment portfolio management and gains on the sale of mortgages.

Non-interest expense increased $888,000 or 7.1%, to $13.4 million for the six months ended June 30, 2008. The December 2007 acquisition of five full-service branch offices in New York contributed to increases in occupancy and equipment, data processing, advertising and other general and administrative expenses. Salary and benefit increases related to these offices were offset by decreases achieved from the reduction in workforce which occurred at the end of 2007 as well as the savings associated with not adding personnel as a result of executive retirements at the end of 2007. Salary and benefit expenses also benefited from a $439,000 decrease in amortization expense related to the 2006 Equity Incentive Plan primarily due to the accelerated nature of the stock option amortization. Additionally, other general and administrative expenses increased as a result of the amortization expense of $327,000 related to the $3.2 million core deposit intangible acquired as part of the branch acquisition. These expense increases were partially offset by a decrease in professional fees.
Income tax expense decreased $126,000, or 17.7%, to $587,000 for the six months ended June 30, 2008. The Company’s combined federal and state effective tax rate was 30.6%, a decrease from 36.9% for the same period in 2007 due primarily to an increase in tax-exempt income from both municipal investments and bank-owned life insurance.
Minimum Regulatory Capital Requirements: As of June 30, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s capital amounts and ratios as of June 30, 2008 (unaudited) and December 31, 2007 (unaudited) are presented in the table.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2008:

Total capital to risk weighted assets	$91,011	13.6%	$53,647	8.0%	$67,059	10.0%
Tier 1 capital to risk weighted assets:	84,728	12.6	26,823	4.0	40,235	6.0
Tier 1 capital to average assets:	84,728	9.7	26,298	3.0	43,829	5.0

December 31, 2007:

Total capital to risk weighted assets:	$89,183	13.9%	$51,265	8.0%	$64,081	10.0%
Tier 1 capital to risk weighted assets:	82,937	12.9	25,632	4.0	38,449	6.0
Tier 1 capital to average assets:	82,937	9.9	25,161	3.0	41,935	5.0
Contractual Obligations. Additional information relating to payments due under contractual obligations is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2007. The following tables present information indicating various contractual obligations and commitments of the Company as of June 30, 2008 and the respective maturity dates:

	June 30, 2008
			More than	More than
			One Year	Three Years
		One Year	through	through Five	Over Five
	Total	or Less	Three Years	Years	Years
	(Dollars in Thousands)
Federal Home Loan Bank of Boston advances	$192,494	$41,800	$62,471	$30,500	$57,723
Securities sold under agreements to repurchase	5,142	5,142	—	—	—

Total FHLBB advances and repurchase agreements	$197,636	$46,942	$62,471	$30,500	$57,723

Off-Balance Sheet Arrangements: Other than loan commitments and other contingencies shown below, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Bank’s loan commitments and other contingencies outstanding as of June 30, 2008:

	June 30, 2008
			More than	More than
			One Year	Three Years
		One Year or	through	Through Five	Over Five
	Total	Less	Three Years	Years	years
	(Dollars in Thousands)
Commitments to grant loans (1)	$31,488	$31,488	$—	$—	$—
Commercial loan lines-of-credit	15,611	15,611	—	—	—
Unused portion of home equity loans (2)	78,004	738	3,725	12,790	60,751
Unused portion of construction loans (3)	5,794	5,794	—	—	—
Unused portion of overdraft lines-of-credit(4)	5,369	—	—	—	5,369
Unused portion of personal lines-of-credit(5)	875	—	—	—	875
Standby letters of credit(6)	731	731	—	—	—
Other commitments and contingencies(7)	9,172	9,172	—	—	—

Total loan & other commitments	$147,044	$63,534	$3,725	$12,790	$66,995

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of construction loans are available to the borrower for up to one year.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.

(7)	Other commitments relate primarily to potential additional capital calls the Company is committed to contribute as part of its investment in certain limited partnerships.
Item 3: Quantitative and Qualitative Disclosures about Market Risks
There has been no material change in the Company’s market risk during the six months ended June 30, 2008. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Bank to measure its interest rate risk.
Item 4: Controls and Procedures
Disclosure Controls and Procedures: The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of end of the period covered by this report, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
Internal Control Over Financial Reporting: There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors during the six months ended June 30, 2008. See the discussion and analysis of risk factors provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sales of Equity Securities — Not applicable

(b)	Use of Proceeds — Not applicable

(c)	Repurchase of Our Equity Securities — In December 2007 the Company announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 462,048 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Purchases under this Stock Repurchase Program in the second quarter of 2008 were as follows:

				(d) Maximum Number or
			(c) Total Number of	Approximate Dollar Value of
			Shares Purchased as Part	Shares that May Yet Be
	(a) Total Number of	(b) Average Price	of Publicly announced	Purchased Under the Plans
Period	Shares Purchased	Paid per Share	Plans or Programs	or Programs
April 1 – 30	74,400	$14.00	74,400	248,948
May 1 – 31	32,300	$13.55	32,300	216,648
June 1 – 30	58,200	$13.14	58,200	158,448
In the period from July 1, 2008 to July 31, 2008, the Company purchased an additional 67,900 shares under the repurchase program announced in December 2007, at an average price of $11.27 per share. Any further repurchases under the Stock Repurchase Program will be made through open market purchase transactions from time to time. The amount and exact timing of any repurchases will depend on market conditions and other factors, at the discretion of management of the Company. There is no assurance that the Company will repurchase shares during any period.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the stockholders of the Company was held on May 8, 2008:
1.	The following individuals were elected as directors, each for a three-year term by the following vote:

	FOR	WITHHELD
J. Williar Dunleavy	7,886,069	350,505
David L. Klausmeyer	7,924,889	311,685
Anne W. Pasko	7,912,032	324,542
2.	The appointment of Wolf & Company, P.C. as the independent registered public accounting firm of Legacy Bancorp, Inc. for the fiscal year ending December 31, 2008 was ratified by the stockholders by the following vote:

FOR	WITHHELD	ABSTAIN
8,088,417	116,770	31,388
Item 5 Other Information
None

Item 6: Exhibits

2.1	Amended and Restated Plan of Conversion (1)

3.1	Certificate of Incorporation of Legacy Bancorp, Inc. (1)

3.2	Bylaws of Legacy Bancorp, Inc. (as amended) (1)

10.1	Legacy Banks ESOP Trust Agreement (2)

10.2	ESOP Plan Document (2)

10.3	ESOP Loan Documents (2)

10.4.1	Employment Agreement between Legacy Banks and J. Williar Dunlaevy (2)

10.4.2	Employment Agreement between Legacy Banks and Michael A. Christopher (2)

10.4.3	Employment Agreement between Legacy Banks and Steven F. Pierce (2)

10.4.4	Employment Agreement between Legacy Banks and Stephen M. Conley (2)

10.4.5	Employment Agreement between Legacy Banks and Richard M. Sullivan (2)

10.5.1	Employment Agreement between Legacy Bancorp, Inc. and J. Williar Dunlaevy (2)

10.5.2	Employment Agreement between Legacy Bancorp, Inc. and Michael A. Christopher (2)

10.5.3	Employment Agreement between Legacy Bancorp, Inc. and Steven F. Pierce (2)

10.5.4	Employment Agreement between Legacy Bancorp, Inc. and Stephen M. Conley (2)

10.5.5	Employment Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan (2)

10.5.6	Separation Agreement and General Release dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher (3)

10.5.7	Separation Agreement and General Release dated as of December 21, 2007 between Legacy Bancorp, Inc., Legacy Banks and Stephen M. Conley (4)

10.5.8	Consulting Agreement dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher (3)

10.5.9	Purchase Agreement by and between First Niagara Bank and Legacy Banks dated as of July 25, 2007 (5)

10.11	2007 Equity Incentive Plan (3)

11.0	Statement re: Computation of per share earnings is incorporated herein by reference to Notes to Consolidated Financial Statements within Part I, Item 1, “Financial Statements”

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Paul H. Bruce

32	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 filed October 27, 2005.

(2)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 5, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 21, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 25, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY BANCORP, INC.

Date:	August 6, 2008	/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date:	August 6, 2008	/s/ Paul H. Bruce Paul H. Bruce
Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)