Form 10-Q
period 2008-09-30
Legacy Bancorp, Inc.
filed 2008-11-06
CIK 1332199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ____
COMMISSION FILE NUMBER : 000-51525
LEGACY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3135053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐      No ☑
The number of shares of Common Stock outstanding as of November 3, 2008 was 8,781,912.

LEGACY BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$10,533	$13,931
Short-term investments	5,588	48,294

Cash and cash equivalents	16,121	62,225

Securities and other investments	159,621	152,054
Loans held for sale	—	395
Loans, net of allowance for loan losses of $5,829 in 2008 and $5,568 in 2007	688,152	653,629
Premises and equipment, net	19,157	18,866
Accrued interest receivable	3,426	3,404
Goodwill, net	9,687	9,687
Net deferred tax asset	7,726	5,580
Bank-owned life insurance	15,306	14,788
Other assets	4,301	3,913

	$923,497	$924,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$593,456	$610,447
Securities sold under agreements to repurchase	4,847	4,055
Federal Home Loan Bank advances	191,437	167,382
Mortgagors’ escrow accounts	1,222	1,034
Accrued expenses and other liabilities	6,912	8,531

Total liabilities	797,874	791,449

Commitments and contingencies

Stockholders’ Equity
Preferred Stock ($.01 par value, 10,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized and 10,308,600 issued at September 30, 2008 and December 31, 2007; 8,812,260 outstanding at September 30, 2008, and 9,240,960 outstanding at December 31, 2007)	103	103
Additional paid-in-capital	102,303	101,720
Unearned Compensation — ESOP	(8,238)	(8,787)
Unearned Compensation — Equity Incentive Plan	(2,937)	(3,525)
Retained earnings	59,381	58,709
Accumulated other comprehensive (loss) income	(3,893)	270
Treasury stock, at cost (1,496,340 shares at September 30, 2008 and 1,067,640 shares at December 31, 2007)	(21,096)	(15,398)

Total stockholders’ equity	125,623	133,092

	$923,497	$924,541

See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans	$10,564	$10,321	$31,468	$29,861
Securities:
Taxable	1,895	2,039	5,752	6,109
Tax-Exempt	135	64	377	196
Short-term investments	24	120	238	413

Total interest and dividend income	12,618	12,544	37,835	36,579

Interest expense:
Deposits	3,261	4,692	11,322	13,337
Federal Home Loan Bank advances	2,067	1,863	5,856	5,253
Other borrowed funds	25	30	73	93

Total interest expense	5,353	6,585	17,251	18,683

Net interest income	7,265	5,959	20,584	17,896

Provision for loan losses	4	160	575	598

Net interest income after provision for loan losses	7,261	5,799	20,009	17,298

Non-interest income:
Customer service fees	826	700	2,435	2,348
Portfolio management fees	272	293	855	856
Income from bank owned life insurance	227	192	469	314
Insurance, annuities and mutual fund fees	33	61	147	169
Gain (loss) on sales of securities, net	(166)	166	306	559
Loss on impairment of securities	(675)	—	(1,265)	—
Gain on sales of loans, net	4	74	121	172
Miscellaneous	11	11	44	31

Total non-interest income	532	1,497	3,112	4,449

Non-interest expenses:
Salaries and employee benefits	3,739	4,018	10,934	11,590
Occupancy and equipment	912	723	2,754	2,137
Data processing	615	639	1,898	1,673
Professional fees	187	230	538	749
Advertising	327	176	886	620
Other general and administrative	1,055	720	3,234	2,258

Total non-interest expenses	6,835	6,506	20,244	19,027

Income before income taxes	958	790	2,877	2,720

Provision for income taxes	394	270	981	982

Net income	$564	$520	$1,896	$1,738

Earnings per share
Basic	$0.07	$0.06	$0.23	$0.19
Diluted	$0.07	$0.06	$0.23	$0.19

Weighted average shares outstanding
Basic	7,960,579	8,724,814	8,111,590	9,021,472
Diluted	7,994,020	8,741,902	8,143,461	9,043,883
See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Dollars in thousands)
(Unaudited)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other		Total
	Common Stock		Paid-in	Compensation -	Equity	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2006	10,308,600	$103	$106,094	$(9,519)	$(5,375)	$58,863	$(169)	$—	$149,997

Comprehensive income:
Net Income	—	—	—	—	—	1,738	—	—	1,738
Net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	398	—	398

Total comprehensive income									2,136

Cash dividends declared ($0.12 per share)	—	—	—	—	—	(1,120)	—	—	(1,120)
Common stock repurchased — Restricted stock portion of 2006 Equity Incentive Plan (412,344 shares)	(65,844)	—	(5,579)	—	—	—	—	(1,080)	(6,659)
Common stock repurchased - 5% Stock Repurchase Program announced April 2007	(515,430)	—	—	—	—	—	—	(7,534)	(7,534)
Common stock repurchased - 5% Stock Repurchase Program announced August 2007	(144,500)	—	—	—	—	—	—	(2,027)	(2,027)
Stock option expense	—	—	1,071	—	—	—	—	—	1,071
Restricted stock expense	—	—	—	—	806	—	—	—	806
Common stock held by ESOP committed to be released (41,235 shares)	—	—	67	549	—	—	—	—	616

Balance at September 30, 2007	9,582,826	$103	$101,653	$(8,970)	$(4,569)	$59,481	$229	$(10,641)	$137,286

Balance at December 31, 2007	9,240,960	$103	$101,720	$(8,787)	$(3,525)	$58,709	$270	$(15,398)	$133,092

Comprehensive income (loss):
Net income	—	—	—	—	—	1,896	—	—	1,896
Net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(4,163)	—	(4,163)

Total comprehensive income (loss)									(2,267)

Cash dividends declared ($0.15 per share)	—	—	—	—	—	(1,217)	—	—	(1,217)
Common stock repurchased - 5% Stock Repurchase Program announced December 2007	(431,700)	—	—	—	—	—	—	(5,747)	(5,747)
Stock option expense	—	—	588	—	—	—	—	—	588
Restricted stock expense	—	—	—	—	630	—	—	—	630
Restricted stock granted	3,000	—	—	—	(42)	(7)	—	49	—
Common stock held by ESOP committed to be released (41,235 shares)	—	—	(5)	549	—	—	—	—	544

Balance at September 30, 2008	8,812,260	$103	$102,303	$(8,238)	$(2,937)	$59,381	$(3,893)	$(21,096)	$125,623

See accompanying notes to unaudited consolidated financial statements

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months ended September 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$1,896	$1,738
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	575	598
Net accretion of securities	(77)	(702)
Depreciation and amortization expense	1,085	871
Loss (gain) on sales/impairment of securities, net	959	(559)
Gain on sales of loans, net	(121)	(172)
Loans originated for sale	(9,260)	(11,781)
Proceeds from sale of loans	9,776	11,953
Share-based compensation expense	1,218	1,877
Deferred tax provision	488	(335)
Employee Stock Ownership Plan expense	544	616
Net change in:
Bank-owned life insurance	(518)	(363)
Accrued interest receivable	(22)	(445)
Other assets	(388)	(39)
Accrued expenses and other liabilities	(1,619)	1,202

Net cash provided by operating activities	4,536	4,459

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	38,967	6,645
Maturities, prepayments and calls	32,295	66,774
Purchases	(84,188)	(53,632)
Purchase of Federal Home Loan Bank stock	—	(320)
Purchase of other investments	(2,320)	(903)
Maturities, prepayments and call of other investments	—	40
Loan originations and purchases, net of principal payments	(35,098)	(52,191)
Purchases of bank-owned life insurance	—	(9,814)
Additions to premises and equipment	(1,376)	(2,860)

Net cash used in investing activities	(51,720)	(46,261)

(continued)
See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Nine Months ended September 30,
	2008	2007
	(Unaudited)
Cash flows from financing activities:
Net (decrease) increase in deposits	(16,991)	22,608
Net (decrease) increase in securities sold under agreements to repurchase	792	(2,305)
Repayment of Federal Home Loan Bank advances	(487,399)	(157,656)
Proceeds from Federal Home Loan Bank advances	511,454	198,792
Net increase in mortgagors’ escrow accounts	188	172
Repurchase of common stock	(5,747)	(16,220)
Payment of dividends on common stock	(1,217)	(1,120)

Net cash provided by financing activities	1,080	44,271

Net change in cash and cash equivalents	(46,104)	2,469

Cash and cash equivalents at beginning of period	62,225	21,644

Cash and cash equivalents at end of period	$16,121	$24,113

Supplemental cash flow information:
Interest paid on deposits	$11,396	$13,260
Interest paid on Federal Home Loan Bank advances	5,871	5,151
Interest paid on other borrowed funds	73	93
Income taxes paid	1,030	1,480
See accompanying notes to unaudited consolidated financial statements.

LEGACY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Legacy Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, LB Funding Corporation and Legacy Banks (the “Bank”). The accounts of the Bank include all of its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for interim periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 2007.
2. Recent Accounting Pronouncements
On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement is not applicable to the Company and will, therefore, not have an impact on its consolidated financial statements.
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
In September 2007, the FASB ratified the Emerging Task Force (“EITF”) consensus on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. This Statement became effective for the Company on January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2008
				Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value

	(Dollars in thousands)
Assets
Securities available for sale	7,363	132,428	—	139,791

Total assets	7,363	132,428	—	139,791

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2008.

				Quarter	Year-to-date
				Ended	Ended
	September 30, 2008			September 30, 2008	September 30, 2008
				Total	Total
	Level 1	Level 2	Level 3	Gains/(Losses)	Gains/(Losses)

(Dollars in thousands)
Assets
Loans	—	1,461	—	(45)	(78)

Total assets	—	1,461	—	(45)	(78)

Impaired loans level 2: In accordance with the provisions of SFAS No. 114, certain loans held for investment were written down to the fair value, less costs to sell, of the underlying collateral securing these loans of $1.5 million., resulting in a loss of $78,000, which was recognized in earnings through the provision for loan losses. The fair value of the collateral used by the Company represents that amount expected to be received from the sale of the property as determined by an independent, licensed or certified appraiser in accordance with Uniform Standards of Professional Appraisal Practice, using observable market data.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income applicable to common stock (000’s)	$564	$520	$1,896	$1,738

Average number of shares issued	10,308,600	10,308,600	10,308,600	10,308,600
Less: average unallocated ESOP shares	(632,112)	(687,091)	(645,805)	(700,733)
Less: average treasury shares	(1,447,269)	(550,195)	(1,283,025)	(239,895)
Less: average unvested restricted stock awards	(268,640)	(346,500)	(268,180)	(346,500)

Average number of basic shares outstanding	7,960,579	8,724,814	8,111,590	9,021,472

Plus: dilutive unvested restricted stock awards	33,441	17,088	31,401	22,411
Plus: diluted stock option shares	—	—	470	—

Average number of diluted shares outstanding	7,994,020	8,741,902	8,143,461	9,043,883

Basic earnings per share	$0.07	$0.06	$0.23	$0.19
Diluted earnings per share	$0.07	$0.06	$0.23	$0.19
4. Dividends
On September 4, 2008, the Company declared a cash dividend of $0.05 per share of common stock which was paid on October 1, 2008 to shareholders of record as of the close of business on September 20, 2008.
5. Loan Commitments and Other Contingencies
Outstanding loan commitments and other contingencies totaled $173.7 million at September 30, 2008, compared to $143.8 million as of December 31, 2007. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity and other lines of credit.
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
Other-Than-Temporary Impairment. Certain equity security investments that do not have readily determinable fair values are carried at cost. The investments are reviewed for impairment at least annually or sooner if events or changes occur which indicate that the carrying value may not be recoverable. Declines in the fair value of marketable held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
Goodwill. Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The Company recorded goodwill in connection with the purchase of a financial institution in 1997. In 2007, the Company recorded goodwill in connection with the purchase of five branch offices located in Eastern New York State.
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
Comparison of Financial Condition at September 30, 2008 and December 31, 2007
Overview: Total assets decreased by $1.0 million, or 0.1%, from $924.5 million at December 31, 2007 to $923.5 million at September 30, 2008. Within the overall balance sheet, net loans and securities increased while short-term investments decreased. Similarly, decreases in deposits and stockholders’ equity were offset by an increase in borrowings from the Federal Home Loan Bank of Boston (FHLBB), as discussed further below.
Investment Activities: Cash and short-term investments decreased by $46.1 million, or 74.1%, from $62.2 million at December 31, 2007 to $16.1 million at September 30, 2008. Securities and other investments increased $7.6 million, or 5.0%, from $152.1 million at December 31, 2007 to $159.6 million at September 30, 2008 as excess short-term cash at year end was both reinvested into longer term securities and used to fund loan growth. At September 30, 2008, the Company’s available-for-sale portfolio’s fair value amounted to $139.8 million, or 15.1% of total assets, and consisted of debt obligations issued by certain government-sponsored agencies and municipalities. Additionally, the portfolio includes mortgage-backed securities issued both by certain government-sponsored agencies as well as certain private issuers, and one bond backed by trust preferred stock. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At September 30, 2008		At December 31, 2007
	Amortized		Amortized	Fair
	Cost	Fair Value	Cost	Value
		(Dollars in Thousands)
Securities available for sale:
Government-sponsored enterprises	$30,919	$30,578	$48,041	$48,262
Municipal bonds	14,243	13,031	9,930	9,941
Corporate bonds and other obligations	—	—	1,501	1,531
Mortgage-backed securities	92,167	88,819	65,551	65,726

Total debt securities	137,329	132,428	125,023	125,460

Common stock	7,838	7,363	8,100	9,084

Total securities available for sale	145,167	139,791	133,123	134,544

Securities held to maturity:
Other bonds and obligations	97	97	97	97

Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	10,722	10,722	10,722	10,722
Savings Bank Life Insurance	1,709	1,709	1,709	1,709
Other investments	7,302	7,302	4,982	4,982

Total restricted equity securities and other investments	19,733	19,733	17,413	17,413

Total securities	$164,997	$159,621	$150,633	$152,054

Lending Activities: Total net loans, excluding loans held for sale, at September 30, 2008 were $688.2 million, an increase of $34.5 million, or 5.3%, from $653.6 million at December 31, 2007. The following table sets forth the composition of the Bank’s loan portfolio (excluding loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At September 30, 2008		At December 31, 2007
	Amount	Percent	Amount	Percent
		(Dollars in Thousands)
Mortgage loans on real estate:
Residential	$357,485	51.64%	$349,772	53.17%
Commercial	229,145	33.10	212,191	32.26
Home equity	60,549	8.74	56,752	8.63

	647,179	93.48	618,715	94.06

Other loans:
Commercial	32,322	4.67	27,664	4.20
Consumer and other	12,797	1.85	11,421	1.74

	45,119	6.52	39,085	5.94

Total loans	692,298	100.00%	657,800	100.00%

Other Items:
Net deferred loan costs	1,683		1,397
Unamortized premiums	—		—
Allowance for loan losses	(5,829)		(5,568)

Total loans, net	$688,152		$653,629

Residential mortgages increased $7.7 million, or 2.2%, from $349.8 million at December 31, 2007 to $357.5 million at September 30, 2008, while commercial real estate and commercial other loans increased $21.6 million, or 9.0% from $239.9 million at December 31, 2007 to $261.5 million at September 30, 2008. During 2008, the Bank also experienced good growth in home equity loans and consumer loans, which increased $3.8 million, or 6.7% and $1.4 million, or 12.0%, respectively.

Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. No interest income from these loans was recorded in net income for the three or nine month periods ended September 30, 2008 while they were on non-accrual status. If the non-accrual loans had been current, the gross interest income that would have been recorded is equal to approximately $116,000 and $347,000, respectively, for the three and nine month period ended September 30, 2008. The Bank had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven or the loans have been modified at an interest rate less than current market rates) at September 30, 2008 and December 31, 2007.

	At September 30,	At December 31,
	2008	2007
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$561	$499
Commercial mortgage	5,526	539
Commercial	75	386
Home equity, consumer and other	101	108

Total non-accrual loans	6,263	1,532

Loans 90 days or greater delinquent and still accruing:
Residential mortgage	—	—
Commercial mortgage	—	—
Commercial	—	—
Home equity, consumer and other	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	$6,263	$1,532

Other non-performing assets:
Real estate owned	$59	$185
Troubled debt restructurings	—	—

Total other non-performing assets	$59	$185

Total non-performing assets	$6,322	$1,717

Ratios:
Non-performing loans to total loans	0.90%	0.23%
Non-performing assets to total assets	0.68%	0.19%
The significant increase in non-performing assets since December 31, 2007 is a result of the Bank placing a $5.5 million commercial construction loan on non-accrual status as of the end of the first quarter of 2008. The project is being monitored closely and the appraisal value is comfortably in excess of the loan balance.
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
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. Impaired loans with payments past due 90 days or greater are generally maintained on a non-accrual basis. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank generally does not separately identify individual consumer and residential loans for impairment disclosures. At September 30, 2008, impaired loans totaled $8.5 million with a corresponding specific reserve allowance of $385,000.
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

	At or for the Three Months		At or for the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
		(Dollars in Thousands)
Balance at beginning of period	$5,866	$5,043	$5,568	$4,677

Charge-offs:
Mortgage loans on real estate	(3)	—	(96)	(31)
Other loans:
Commercial	(6)	(28)	(188)	(46)
Consumer and other	(68)	(29)	(189)	(89)

Total other loans	(74)	(57)	(377)	(135)

Total charge-offs	(77)	(57)	(473)	(166)

Recoveries:
Mortgage loans on real estate	18	—	87	11
Other loans:
Commercial	5	—	13	3
Consumer and other	13	12	59	35

Total other loans	18	12	72	38

Total recoveries	36	12	159	49

Net charge-offs	(41)	(45)	(314)	(117)

Provision for loan losses	4	160	575	598

Balance at end of period	$5,829	$5,158	$5,829	$5,158

Ratios:
Net charge-offs to average loans outstanding — annualized	(0.02%)	(0.03%)	(0.06%)	(0.03%)
Allowance for loan losses to non-performing loans at end of period	93.07%	469.34%	93.07%	469.34%

Allowance for loan losses to total loans at end of period	0.84%	0.81%	0.84%	0.81%

Deposits: The following table sets forth the Bank’s deposit accounts (excluding escrow deposits) for the periods indicated:

	At September 30, 2008		At December 31, 2007
	Balance	Percent	Balance	Percent
		(Dollars in Thousands)
Deposit type:
Demand	$63,389	10.68%	$64,348	10.54%
Regular savings	49,089	8.27	53,684	8.79
Smart banking/relationship savings	123,048	20.73	112,705	18.46
Money market deposits	63,291	10.67	64,373	10.55
NOW deposits	42,787	7.21	41,981	6.88

Total transaction accounts	341,604	57.56	337,091	55.22

Certificates of deposit	251,852	42.44	273,356	44.78

Total deposits	$593,456	100.00%	$610,447	100.00%

Deposits decreased $17.0 million or 2.8% from $610.4 million at December 31, 2007 to $593.5 million at September 30, 2008. The overall decrease is primarily attributable to a decrease of higher-cost, shorter term certificates of deposit (CDs) as the Bank aligned its CD pricing with the yield curve and allowed this runoff due to the availability of longer-term, lower rate funding from the Federal Home Loan Bank of Boston (FHLBB). As of September 30, 2008, CD’s represented 42.4% of total deposits, a decrease from 44.8% as of December 31, 2007. Other, smaller decreases in regular savings and certain money market accounts were more than offset by an increase of $10.3 million, or 9.2%, in Smart Banking/relationship savings accounts.
Borrowings include advances from the FHLBB as well as securities sold under agreements to repurchase, and have increased $24.8 million, or 14.4%, to $196.3 million at September 30, 2008. Along with the outflow of higher-cost, short-term CD’s, this redeployment of funding sources allowed the Bank to take advantage of some lower cost borrowing alternatives while also lengthening certain liabilities, which in turn improved its asset and liability management position.
Stockholders’ Equity has decreased by $7.5 million, or 5.6%, during the first nine months of 2008. Stock repurchases were a primary contributor to this decrease as Legacy purchased 431,700 shares of stock at an average price of $13.31 per share in the first nine months of 2008 as part of the Stock Repurchase Program announced in December 2007. Equity has also decreased as current market conditions have resulted in an increase in the unrealized loss on available-for-sale investment securities. Total equity increased due to a contribution of $1.9 million of net income as well as the amortization of unearned compensation. These increases to equity were offset by the declaration of a dividend of $0.05 per share during each quarter of 2008.
Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007
Net income for the three months ended September 30, 2008 was $564,000, an increase of $44,000, or 8.5% from $520,000 for the same period in 2007. This increase was primarily due to an improvement in the Company’s net interest margin, offset somewhat by a decrease in non-interest income and an increase in operating expenses as compared to the third quarter of 2007. All of these changes are discussed below.
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

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans — net (2)	$684,825	$10,564	6.17%	$622,526	$10,321	6.63%
Investment securities	166,038	2,030	4.89%	161,879	2,103	5.20%
Short-term investments	5,112	24	1.88%	9,649	120	4.97%

Total interest-earning assets	855,975	12,618	5.90%	794,054	12,544	6.32%
Non-interest-earning assets	68,383			52,734

Total assets	$924,358			$846,788

Interest-bearing liabilities:
Savings deposits	$50,235	54	0.43%	$45,564	51	0.45%
Smart banking/relationship savings	124,647	582	1.87%	105,654	1,028	3.89%
Money market	59,428	298	2.01%	58,307	571	3.92%
NOW accounts	42,024	53	0.50%	35,082	58	0.66%
Certificates of deposits	249,441	2,274	3.65%	245,401	2,984	4.86%

Total interest-bearing deposits	525,775	3,261	2.48%	490,008	4,692	3.83%
Borrowed funds	201,279	2,092	4.16%	159,315	1,893	4.75%

Total interest-bearing liabilities	727,054	5,353	2.95%	649,323	6,585	4.06%
Non-interest-bearing liabilities	69,037			57,376

Total liabilities	796,091			706,699
Equity	128,267			140,089

Total liabilities and equity	$924,358			$846,788

Net interest income		$7,265			$5,959

Net interest rate spread (3)			2.95%			2.26%
Net interest-earning assets (4)	$128,921			$144,731

Net interest margin (5)			3.39%			3.00%
Average interest-earning assets to interest-bearing liabilities			117.73%			122.29%

(1)	Yields and rates for the three months ended September 30, 2008 and 2007 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Three Months Ended September 30,
	2008 vs. 2007
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans — net	$792	$(549)	$243
Investment securities	56	(129)	(73)
Short-term investments	(41)	(55)	(96)

Total interest-earning assets	807	(733)	74

Interest-bearing liabilities:
Savings deposits	5	(2)	3
Smart banking/relationship savings	236	(682)	(446)
Money market	11	(284)	(273)
NOW accounts	18	(23)	(5)
Certificates of deposits	50	(760)	(710)

Total deposits	320	(1,751)	(1,431)
Borrowed funds	377	(178)	199

Total interest-bearing liabilities	697	(1,929)	(1,232)

Change in net interest income	$110	$1,196	$1,306

Net interest income for the three months ended September 30, 2008 was $7.3 million, an increase of $1.3 million, or 21.9%, over the same period of 2007. This increase was driven primarily by an improvement in the Bank’s net interest margin, as outlined below.
Interest income for the three months ended September 30, 2008 increased $74,000, or 0.6%, to $12.6 million as compared to $12.5 million in the same period of 2007. This increase was due to an increase in average interest-earning assets of $61.9 million, or 7.8%, offset by a decrease in the average yield on these assets. Average outstanding net loans increased $62.3 million, or 10.0%, primarily as a result of the growth in mortgage and commercial real estate loans. The overall increase in average earning assets provided additional interest income of $807,000. The average yield on interest-earning assets decreased 42 basis points to 5.90% for the three months ended September 30, 2008, compared to 6.32% for the same period in 2007, accounting for a decrease in interest income of $733,000.
Interest expense decreased $1.2 million, or 18.7%, to $5.4 million for the three months ended September 30, 2008 as compared to $6.6 million during the same period in 2007. Average interest-bearing liabilities in the third quarter of 2008 increased $77.7 million, or 12.0%, as compared to the same quarter of 2007, accounting for $697,000 of additional interest expense. The average cost of funds decreased to 2.95% for the three month period ended September 30, 2008, a decrease of 111 basis points from a cost of funds of 4.06% for the same period in 2007, resulting in a decrease in interest expense of $1.9 million.
Provision for loan loss expense decreased $156,000 to $4,000 for the three months ended September 30, 2008 as compared to a provision expense of $160,000 for the three months ended September 30, 2007. This decrease reflected both the difference in the amount of and the mix of loan growth, an analysis of the composition of the loan portfolios for the respective periods, as well as the recapture of specific reserves previously established against loans which were paid off, offset by higher net charge-offs in 2008. At September 30, 2008, the Company’s total allowance for loan losses was $5.8 million, or 0.84% of total loans, compared to $5.6 million, or 0.85% of total loans at December 31, 2007 and $5.2 million, or 0.81% of total loans at September 30, 2007.
Non-interest income totaled $532,000 for the three months ended September 30, 2008, a decrease of $965,000, or 64.5% from the same prior year period. The decrease was mainly attributable to the difference in the net gains or losses on the sale or impairment of investment securities, which decreased $1.0 million to a net loss of $841,000 in the third quarter of 2008 as compared to a net gain of $166,000 in the same period of 2007. Contributing to this decrease was the write down of the value of preferred stock issued by the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), resulting in an impairment charge of $675,000 in the third quarter of 2008.
Non-interest expense increased $329,000, or 5.1%, to $6.8 million for the three months ended September 30, 2008. The December 2007 acquisition of five full-service branch offices in New York contributed to increases in occupancy and equipment, advertising and other general and administrative expenses. Salary and benefit increases related to these offices were offset by decreases achieved from the executive retirements and reduction in workforce which occurred at the end of 2007. Salary and benefit expenses also benefited from a $220,000 decrease in amortization expense related to the 2006 Equity Incentive Plan, primarily due to the accelerated nature of the stock option amortization. Additionally, other general and administrative expenses increased as a result of the amortization expense of $163,000 related to the $3.2 million core deposit intangible acquired as part of the branch acquisition. These expense increases were partially offset by a decrease in professional fees.
Income tax expense increased $124,000, or 45.9%, to $394,000 for the three months ended September 30, 2008. The Company’s combined federal and state effective tax rate for the third quarter of 2008 was 41.1%. During the quarter, the company recorded a $115,000 state tax expense to adjust deferred income taxes as a result of a legislative change in the Massachusetts income tax rate scheduled to go into effect in the years 2010 through 2012. Absent this non-recurring adjustment to deferred taxes, the Company’s effective tax rate would have been 29.1%, a decrease from 34.2% for the same period in 2007 due primarily to an increase in tax-exempt income from both municipal investments and bank-owned life insurance.
Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007
Net income for the nine months ended September 30, 2008 was $1.9 million, an increase of $158,000, or 9.1%, from $1.7 million for the same period in 2007. This increase was primarily due to an improvement in the Company’s net interest income, offset by a decrease to non interest income and an increase in operating expenses. All of these changes are discussed below.
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

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)

	(Dollars in thousands)
Interest-earning assets:
Loans — net (2)	$670,527	$31,468	6.26%	$604,706	$29,861	6.58%
Investment securities	166,390	6,129	4.91%	165,529	6,305	5.08%
Short-term investments	12,334	238	2.57%	11,120	413	4.95%

Total interest-earning assets	849,251	37,835	5.94%	781,355	36,579	6.24%
Non-interest-earning assets	67,202			48,303

Total assets	$916,453			$829,658

Interest-bearing liabilities:
Savings deposits	$50,375	155	0.41%	$47,401	155	0.44%
Smart banking/relationship savings	122,409	1,993	2.17%	100,466	3,020	4.01%
Money market	59,374	1,109	2.49%	54,395	1,492	3.66%
NOW accounts	41,474	165	0.53%	35,546	171	0.64%
Certificates of deposits	259,590	7,900	4.06%	238,669	8,499	4.75%

Total interest-bearing deposits	533,222	11,322	2.83%	476,477	13,337	3.73%
Borrowed funds	185,343	5,929	4.27%	152,396	5,346	4.68%

Total interest-bearing liabilities	718,565	17,251	3.20%	628,873	18,683	3.96%
Non-interest-bearing liabilities	66,904			56,529

Total liabilities	785,469			685,402
Equity	130,984			144,256

Total liabilities and equity	$916,453			$829,658

Net interest income		$20,584			$17,896

Net interest rate spread (3)			2.74%			2.28%
Net interest-earning assets (4)	$130,686			$152,482

Net interest margin (5)			3.23%			3.05%
Average interest-earning assets to interest-bearing liabilities			118.19%			124.25%

(1)	Yields and rates for the nine months ended September 30, 2008 and 2007 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Nine Months Ended September 30,
	2008 vs. 2007
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans — net	$2,905	$(1,298)	$1,607
Investment securities	33	(209)	(176)
Short-term investments	51	(226)	(175)

Total interest-earning assets	2,989	(1,733)	1,256

Interest-bearing liabilities:
Savings deposits	7	(7)	—
Smart banking/relationship savings	934	(1,961)	(1,027)
Money market	154	(537)	(383)
NOW accounts	114	(120)	(6)
Certificates of deposits	913	(1,512)	(599)

Total deposits	2,122	(4,137)	(2,015)
Borrowed funds	979	(396)	583

Total interest-bearing liabilities	3,101	(4,533)	(1,432)

Change in net interest income	$(112)	$2,800	$2,688

Net interest income for the nine months ended September 30, 2008 was $20.6 million, an increase of $2.7 million, or 15.0% over the same period of 2007. This increase was driven primarily by an improvement in the Bank’s interest rate margin, as outlined below.
Interest income for the nine months ended September 30, 2008 increased $1.3 million, or 3.4%, to $37.8 million as compared to $36.6 million in the same period of 2007. This increase was due to an increase in average interest-earning assets of $67.9 million, or 8.7%, offset somewhat by a decrease in the average yield on these assets. Average outstanding net loans increased $65.8 million, or 10.9%, primarily as a result of the growth in mortgage and commercial real estate loans. The overall increase in average earning assets provided additional interest income of $3.0 million. The average yield on interest-earning assets decreased 30 basis points to 5.94% for the nine months ended September 30, 2008, as compared to 6.24% for the same period in 2007, accounting for a decrease in interest income of $1.7 million.
Interest expense decreased $1.4 million, or 7.7%, to $17.3 million for the nine months ended September 30, 2008 as compared to $18.7 million during the same period in 2007. Average interest-bearing liabilities in the first nine months of 2008 increased $89.7 million, or 14.3%, as compared to the same period in 2007, accounting for $3.1 million of additional interest expense. The average cost of funds decreased to 3.20% for the nine month period ended September 30, 2008, a decrease of 76 basis points from a cost of funds of 3.96% for the same period in 2007, resulting in a decrease in interest expense of $4.5 million.
Provision for loan loss expense decreased $23,000 to $575,000 for the nine months ended September 30, 2008 as compared to a provision of $598,000 for the nine months ended September 30, 2007. This decrease reflected both the difference in the amount of and the mix of loan growth, an analysis of the composition of the loan portfolios for the respective periods, offset somewhat by an increase in net charge-offs in 2008 as compared to the same period of 2007. At September 30, 2008, the Company’s total allowance for loan losses was $5.8 million, or 0.84% of total loans, compared to $5.6 million, or 0.85%, of total loans at December 31, 2007 and $5.2 million, or 0.81% of total loans at September 30, 2007.
Non-interest income totaled $3.1 million for the nine months ended September 30, 2008, a decrease of $1.3 million, or 30.1% from the same period a year ago. The decrease was mainly attributable to the difference in the net gains or losses on the sale or impairment of investment securities, which decreased $1.5 million to a net loss of $959,000 in 2008 from a net gain of $559,000 in the same period of 2007. Contributing to this change from year to year was the write down of the value of preferred stock issued by the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), resulting in an impairment charge of $246,000 in the first quarter and $675,000 in the third quarter of

2008. This decrease to non-interest income was partially offset by an increase of $155,000, or 49.4%, in income from bank-owned life insurance (BOLI) as a result of the Bank’s investment in $9.8 million of BOLI during the second quarter of 2007.
Non-interest expense increased $1.2 million, or 6.4%, to $20.2 million for the nine months ended September 30, 2008. The December 2007 acquisition of five full-service branch offices in New York contributed to increases in occupancy and equipment, data processing, advertising and other general and administrative expenses. Salary and benefit increases related to these offices were offset by decreases achieved from the executive retirements and reduction in workforce which occurred at the end of 2007. Salary and benefit expenses also benefited from a $659,000 decrease in amortization expense related to the 2006 Equity Incentive Plan primarily due to the accelerated nature of the stock option amortization. Additionally, other general and administrative expenses increased as a result of the amortization expense of $490,000 related to the $3.2 million core deposit intangible acquired as part of the branch acquisition. These expense increases were partially offset by a decrease in professional fees.
Income tax expense decreased $1,000, or 0.1%, to $981,000 for the nine months ended September 30, 2008. The Company’s combined federal and state effective tax rate for 2008 was 34.1%. During the third quarter, the company recorded a $115,000 state tax expense to adjust deferred income taxes as a result of a legislative change in the Massachusetts income tax rate scheduled to go into effect in the years 2010 through 2012. Absent this non-recurring adjustment to deferred taxes, the Company’s effective tax rate would have been 30.1%, a decrease from 36.1% for the same period in 2007 due primarily to an increase in tax-exempt income from both municipal investments and bank-owned life insurance.
Minimum Regulatory Capital Requirements: As of September 30, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s capital amounts and ratios as of September 30, 2008 (unaudited) and December 31, 2007 (unaudited) are presented in the table.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2008:

Total capital to risk weighted assets	$91,127	13.5%	$54,113	8.0%	$67,641	10.0%
Tier 1 capital to risk weighted assets:	85,020	12.6	27,056	4.0	40,584	6.0
Tier 1 capital to average assets:	85,020	9.6	26,676	3.0	44,460	5.0

December 31, 2007:

Total capital to risk weighted assets:	$89,183	13.9%	$51,265	8.0%	$64,081	10.0%
Tier 1 capital to risk weighted assets:	82,937	12.9	25,632	4.0	38,449	6.0
Tier 1 capital to average assets:	82,937	9.9	25,161	3.0	41,935	5.0
Contractual Obligations. Additional information relating to payments due under contractual obligations is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2007. The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2008 and the respective maturity dates:

	September 30, 2008
			More than	More than
			One Year	Three Years
		One Year	through	through Five	Over Five
	Total	or Less	Three Years	Years	Years

	(Dollars in Thousands)
Federal Home Loan Bank of Boston advances	$191,437	$43,140	$55,578	$30,000	$62,719
Securities sold under agreements to repurchase	4,847	4,847	—	—	—

Total FHLBB advances and repurchase agreements	$196,284	$47,987	$55,578	$30,000	$62,719

Off-Balance Sheet Arrangements: Other than loan commitments and other contingencies shown below, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Bank’s loan commitments and other contingencies outstanding as of September 30, 2008:

	September 30, 2008
			More than	More than
			One Year	Three Years
		One Year	through	Through Five	Over Five
	Total	or Less	Three Years	Years	years
		(Dollars in Thousands)
Commitments to grant loans (1)	$52,537	$52,537	$—	$—	$—
Commercial loan lines-of-credit	22,214	22,214	—	—	—
Unused portion of home equity loans (2)	79,401	947	4,376	15,381	58,697
Unused portion of construction loans (3)	3,744	3,744	—	—	—
Unused portion of overdraft lines-of-credit(4)	5,274	—	—	—	5,274
Unused portion of personal lines-of-credit(5)	872	—	—	—	872
Standby letters of credit(6)	732	732	—	—	—
Other commitments and contingencies(7)	8,905	8,905	—	—	—

Total loan & other commitments	$173,679	$89,079	$4,376	$15,381	$64,843

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of construction loans are available to the borrower for up to one year.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.

(7)	Other commitments relate primarily to potential additional capital calls the Company is committed to contribute as part of its investment in certain limited partnerships.
Item 3: Quantitative and Qualitative Disclosures about Market Risks
There has been no material change in the Company’s market risk during the nine months ended September 30, 2008. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Bank to measure its interest rate risk.
Item 4: Controls and Procedures
Disclosure Controls and Procedures: The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a — 15(e) or 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of end of the period covered by this report, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
Internal Control Over Financial Reporting: There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a — 15(f) or 15d — 15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors during the nine months ended September 30, 2008. See the discussion and analysis of risk factors provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sales of Equity Securities — Not applicable

(b)	Use of Proceeds — Not applicable

(c)	Repurchase of Our Equity Securities — In December 2007 the Company announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 462,048 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Purchases under this Stock Repurchase Program in the second quarter of 2008 were as follows:

				(d) Maximum Number or
	(a) Total		(c) Total Number of	Approximate Dollar Value
	Number of		Shares Purchased as Part	of Shares that May Yet Be
	Shares	(b) Average Price	of Publicly announced	Purchased Under the Plans
Period	Purchased	Paid per Share	Plans or Programs	or Programs
July 1 — 31	67,900	$11.27	67,900	90,548
August 1 — 31	35,700	$12.71	35,700	54,848
September 1 — 30	24,500	$13.18	24,500	30,348
In the period from October 1, 2008 to October 31, 2008, the Company purchased the remaining 30,348 shares under the repurchase program announced in December 2007, at an average price of $12.22 per share. Overall the December 2007 program resulted in the repurchase of 462,048 shares at an average cost of $13.24.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5 Other Information
None

Item 6: Exhibits

2.1	Amended and Restated Plan of Conversion (1)

3.1	Certificate of Incorporation of Legacy Bancorp, Inc. (1)

3.2	Bylaws of Legacy Bancorp, Inc. (as amended) (1)

10.1	Legacy Banks ESOP Trust Agreement (2)

10.2	ESOP Plan Document (2)

10.3	ESOP Loan Documents (2)

10.4.1	Employment Agreement between Legacy Banks and J. Williar Dunlaevy (2)

10.4.2	Employment Agreement between Legacy Banks and Michael A. Christopher (2)

10.4.3	Employment Agreement between Legacy Banks and Steven F. Pierce (2)

10.4.4	Employment Agreement between Legacy Banks and Stephen M. Conley (2)

10.4.5	Employment Agreement between Legacy Banks and Richard M. Sullivan (2)

10.5.1	Employment Agreement between Legacy Bancorp, Inc. and J. Williar Dunlaevy (2)

10.5.2	Employment Agreement between Legacy Bancorp, Inc. and Michael A. Christopher (2)

10.5.3	Employment Agreement between Legacy Bancorp, Inc. and Steven F. Pierce (2)

10.5.4	Employment Agreement between Legacy Bancorp, Inc. and Stephen M. Conley (2)

10.5.5	Employment Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan (2)

10.5.6	Separation Agreement and General Release dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher (3)

10.5.7	Separation Agreement and General Release dated as of December 21, 2007 between Legacy Bancorp, Inc., Legacy Banks and Stephen M. Conley (4)

10.5.8	Consulting Agreement dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher (3)

10.5.9	Purchase Agreement by and between First Niagara Bank and Legacy Banks dated as of July 25, 2007 (5)

10.5.10	Change In Control Agreement between Legacy Bancorp, Inc. and Paul H. Bruce (6)

10.5.11	Change In Control Agreement between Legacy Bancorp, Inc. and Kimberly A. Mathews (6)

10.11	2007 Equity Incentive Plan (3)

11.0	Statement re: Computation of per share earnings is incorporated herein by reference to Notes to Consolidated Financial Statements within Part I, Item 1, “Financial Statements”

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Paul H. Bruce

32	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 filed October 27, 2005.

(2)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 5, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 21, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 25, 2007.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed October 30, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY BANCORP, INC.
Date: November 6, 2008	/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date: November 6, 2008	/s/ Paul H. Bruce
Paul H. Bruce
Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)