Form 10-K
period 2008-12-31
Legacy Bancorp, Inc.
filed 2009-03-16
CIK 1332199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.  Yes ☐     No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐.

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Se. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

Based upon the closing price of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $80,076,576.

The number of shares of Common Stock outstanding as of March 5, 2009 was 8,781,912.

Documents Incorporated By Reference:

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Part I

Item 1.	Business

Forward-Looking Statements:  This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Legacy Bancorp, Inc. (the “Company”) and Legacy Banks (the “Bank”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Legacy Bancorp’s and Legacy Banks’ ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the effect of a dramatically slowing economy on our lending portfolio and investments, the impact of the U.S. government’s economic stimulus program and its various financial institution rescue plans, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

General:  Legacy Banks is a full-service, community-oriented financial institution offering products and services to individuals, families and businesses through eighteen branch offices located in Berkshire County, Massachusetts and eastern New York State. Predecessors to Legacy Banks were originally organized as Massachusetts state-charted mutual savings banks dating back to 1890. Legacy Banks’ business consists primarily of making loans to its customers, including residential mortgages, commercial real estate loans, commercial loans and consumer loans, and investing in a variety of investment and mortgage-backed securities. Legacy Banks funds these lending and investment activities with deposits from the general public, funds generated from operations and select borrowings. Legacy Banks also provides insurance and investment products and services, investment portfolio management, debit and credit card products and online banking.

Market Area and Competition:  We offer a variety of financial products and services designed to meet the needs of the communities we serve. Our primary deposit-gathering area is concentrated in Berkshire County, Massachusetts and eastern New York State. Legacy Banks is one of the largest banks in Berkshire County, Massachusetts in deposits and mortgage recordings. We are headquartered in Pittsfield, Massachusetts, located 120 miles west of Boston, Massachusetts and 30 miles east of Albany, New York. The Massachusetts and New York counties in which Legacy Banks currently operate include a mixture of rural, suburban and urban markets.

In the past few years part of our business strategy was the intent to expand geographically into areas contiguous to our existing markets, including into the State of New York, and to increase our loan volume in all areas. One step in this strategy was achieved in 2007 when the Bank purchased five branch offices located in Eastern New York from First Niagara Bank, assuming approximately $76.6 million of deposit liabilities. This expansion into Eastern New York continued into 2008 as the Bank opened a denovo branch location in downtown Albany, New York. A second New York denovo office was also recently opened in Latham, New York. Additionally, our expansion strategy includes a national commercial real estate lending program which is not limited to our existing markets, and we intend to focus on growth of this program as well. See “Lending Activities — Commercial Real Estate Loans” for more information regarding the national commercial real estate lending program.

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

Prior to the acquisition of the five branches in New York in 2007, our business outside Berkshire County was predominantly commercial real estate lending, and came from two sources. First, for several years lenders from our commercial banking group had developed contacts and clients in the Albany-Schenectady-Troy Metropolitan Statistical Area (MSA) and traveled there regularly. The opening of the loan production office during 2006 provided a base of operations for the New York commercial lending activity. Second, our national commercial lending program, Legacy Real Estate Finance or LREF, is targeted and specialized, and operates separately from our commercial banking group. LREF program guidelines are first mortgage loans on high quality, institutional grade income property generally ranging in size from $500,000 to $5.0 million, with preference in the $500,000 to $3.0 million size range. LREF works exclusively through a group of ten well-established mortgage banking correspondents who are designated and contracted to originate and service loans on behalf of Legacy Banks in approximately 20 major metropolitan markets, 16 of which are located in the eastern half of the United States.

Lending Activities

The following table summarizes the composition of Legacy Banks’ loan portfolio (not including loans held for sale) as of the dates indicated:

	At December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$344,235	49.15%	$349,772	53.17%	$325,407	55.85%
Commercial	246,374	35.18	212,191	32.26	170,971	29.35
Home equity	63,138	9.01	56,752	8.63	56,856	9.76

	653,747	93.34	618,715	94.06	553,234	94.96

Other loans:
Commercial	34,242	4.89	27,664	4.20	22,903	3.93
Consumer and other	12,386	1.77	11,421	1.74	6,451	1.11

	46,628	6.66	39,085	5.94	29,354	5.04

Total loans	700,375	100.00%	657,800	100.00%	582,588	100.00%

Other Items:
Net deferred loan costs	1,531		1,397		891
Allowance for loan losses	(6,642)		(5,568)		(4,677)

Total Loans, net	$695,264		$653,629		$578,802

	At December 31,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$308,008	55.86%	$284,114	55.89%
Commercial	160,675	29.14	141,540	27.84
Home equity	58,640	10.64	53,508	10.53

	527,323	95.64	479,162	94.26

Other loans:
Commercial	20,579	3.73	24,856	4.89
Consumer and other	3,457	0.63	4,332	0.85

	24,036	4.36	29,188	5.74

Total loans	551,359	100.00%	508,350	100.00%

Other Items:
Net deferred loan costs	361		224
Allowance for loan losses	(4,220)		(3,846)

Total Loans, net	$547,500		$504,728

General:  Legacy Banks’ gross loan portfolio aggregated $700.4 million at December 31, 2008, representing 74.1% of the Company’s total assets at that date. In its lending activities, Legacy Banks originates residential real estate loans secured by one-to-four-family residences, commercial real estate loans, residential and commercial construction loans, commercial loans, home equity lines-of-credit, fixed rate home equity loans and other personal consumer loans. While Legacy Banks makes loans throughout Massachusetts and Eastern New York, most of its lending activities are concentrated in its market area. Loans originated totaled $181.0 million in 2008 as compared to $195.3 million in 2007. Residential mortgage loans sold into the secondary market, on a servicing-retained basis, totaled $17.1 million and $426,000 during 2008 and 2007, respectively.

Loans originated by Legacy Banks are subject to federal and state laws and regulations. Interest rates charged by Legacy Banks on its loans are influenced by the demand for such loans, the amount and cost of funding available for lending purposes, current asset/liability management objectives and the interest rates offered by competitors.

Residential Real Estate Loans:  Legacy Banks offers fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $3.0 million. As of December 31, 2008, this portfolio totaled $344.2 million, or 49.2% of the total gross loan portfolio on that date, and had an average yield of 5.88%. Residential mortgage loan originations totaled $73.7 million and $75.0 million for 2008 and 2007, respectively.

The decision to originate loans for portfolio or for sale into the secondary market is made by the Bank’s Asset/Liability Management Committee, and is based on the market rates for such loans and the organization’s interest rate risk and liquidity profile. Current practice is to sell almost all newly originated fixed-rate 10, 15 and 30 year monthly payment loans, while 30 year fixed rate bi-weekly loans are generally held in the Bank’s portfolio. At December 31, 2008, 10, 15, 25 and 30 year fixed rate monthly payment loans held in the Bank’s portfolio totaled $211.6 million, or 61.5% of total residential real estate mortgage loans at that date, and these loans had an average yield of 6.03%. Legacy Banks services loans sold to Fannie Mae and earns a fee equal to 0.25% of the loan amounts outstanding for providing these services. The total of loans serviced for others as of December 31, 2008 is $24.0 million.

At December 31, 2008, adjustable-rate mortgage (ARM) loans totaled $132.7 million or 38.6% of total residential loans outstanding at that date, with an average yield of 5.66%. ARMs are offered for terms of up to 30 years with initial interest rates that are fixed for 1, 3, 5, 7 or 10 years. After the initial fixed-rate period, the interest rates on the loans are generally reset based on the relevant U.S. Treasury CMT (Constant Maturity Treasury) Index plus add-on margins of varying amounts, for periods of 1 year. Interest rate adjustments on such loans typically range from 2.0% to 5.0% during any adjustment period and 5.0% to 6.0% over the life of the loan. Periodic adjustments in the interest rate charged on ARM loans help to reduce Legacy Banks’ exposure to changes in interest rates. However, ARM loans generally possess an element of credit risk not inherent in fixed-rate mortgage loans, in that borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise. Higher payments may increase the risk of default, though this risk has not had a materially adverse effect on Legacy Banks to date.

For residential mortgage loan originations to be held in portfolio, Legacy Banks lends up to a maximum loan-to-value ratio of 100% for first-time home buyers and 95% for other buyers on mortgage loans secured by owner-occupied property, with the general condition that private mortgage insurance is required for loans with a loan-to-value ratio in excess of 85%. Title insurance, hazard insurance and, if appropriate, flood insurance are required for all properties securing real estate loans made by Legacy Banks. A licensed appraiser appraises all properties securing residential first mortgage purchase loans.

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

Commercial Real Estate Loans:  Legacy Banks originated $69.6 million and $69.4 million of commercial real estate loans in 2008 and 2007, respectively, and had $246.4 million of commercial real estate loans, with an average yield of 6.69%, in its portfolio as of December 31, 2008. We have placed increasing emphasis on commercial real estate lending over the past several years, and as a result such loans have grown from 15.2% of the total loan portfolio at December 31, 2001 to 35.2% as of December 31, 2008. Legacy Banks intends to further grow this segment of its loan portfolio, both in absolute terms and as a percentage of its total loan portfolio.

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

The national commercial real estate lending program, LREF, which was started in 2002, accounts for approximately 42.2%, 42.9%, and 46.5%, of our total commercial real estate loans as of December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, loans from this program amounted to $104.0 million, or 11.0% of the Company’s total assets. These loans were made in 17 states and $83.1 million of these loans were made in states other than Massachusetts and New York. The LREF program is considered an important part of our overall commercial real estate lending activities, allowing for greater portfolio diversification while providing Legacy with lending opportunities greater than can be seen within the Bank’s geographical footprint. We intend to continue to focus on careful growth of this program as part of our business strategy, and in alignment with our overall growth strategy.

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

Commercial real estate loans generally have larger balances and involve a greater degree of risk than residential mortgage loans. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral value of the commercial real estate securing the loan. Economic events and changes in government regulations could have an adverse impact on the cash flows generated by properties securing Legacy Banks’ commercial real estate loans and on the value of such properties. As of December 31, 2008 Legacy Banks had $32.3 million in commercial real estate loans concentrated in the hospitality industry, representing 13.1% of the total commercial real estate loan portfolio.

Home Equity Lines-of-Credit and Loans:  Legacy Banks offers home equity lines-of-credit and home equity term loans. Legacy Banks originated $18.8 million and $28.9 million of home equity lines-of-credit and loans during 2008 and 2007 respectively, and at December 31, 2008 had $63.1 million of home equity lines-of-credit and loans outstanding, representing 9.0% of the loan portfolio, with an average yield of 3.71% at that date.

Home equity lines-of-credit and loans are secured by first or second mortgages on one-to-four family owner occupied properties, and are made in amounts such that the combined first and second mortgage balances generally do not exceed 80% of the value of the property serving as collateral at time of origination. The lines-of-credit are available to be drawn upon for 10 years, at the end of which time they become term loans amortized over 10 years. Interest rates on home equity lines normally adjust based on the prime rate of interest as published by the Wall Street Journal. The undrawn portion of home equity lines-of-credit totaled $67.0 million at December 31, 2008.

Commercial Loans:  Legacy Banks originates secured and unsecured commercial and industrial loans to business customers in its market area for the purpose of financing equipment purchases, working capital, expansion and other general business purposes. Legacy Banks originated $17.4 million and $18.9 million in commercial loans during 2008 and 2007, respectively, and as of December 31, 2008 had $34.2 million in commercial loans in its portfolio, representing 4.9% of such portfolio, with an average yield of 5.54%.

Legacy Banks’ commercial loans are generally collateralized by equipment, accounts receivable and inventory, supported by personal guarantees. Legacy Banks offers both term and revolving commercial loans. The former have either fixed or adjustable-rates of interest and generally fully amortize over a term of between three and seven years. Revolving loans are renewable annually, with floating interest rates that are generally indexed to the Wall Street Journal Prime Rate of interest. When making commercial loans, Legacy Banks considers the financial statements of the borrower, the borrower’s payment history with respect to both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the borrower operates and the value of the collateral. Legacy Banks’ commercial loans are not concentrated in any one industry. The repayment of commercial loans is often dependent on the successful operation of the business and may be affected by adverse changes in the economy and other external factors affecting the business. Collateral securing such loans may fluctuate in value and for that reason, may be difficult to appraise or liquidate.

Consumer and Other Loans:  Legacy Banks offers a variety of consumer and other loans, including auto loans, manufactured housing loans and loans secured by passbook savings or certificate accounts. Legacy Banks originated or purchased $3.9 million and $7.1 million of consumer and other loans during 2008 and 2007, respectively, and at December 31, 2008 had $12.4 million of consumer and other loans outstanding, representing 1.8% of the loan portfolio at that date, with an average yield of 8.34%.

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

Legacy Banks issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2008, Legacy Banks had loan and other financial commitments totaling $135.1 million. For information about Legacy Banks’ loan commitments outstanding as of December 31, 2008, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Quantitative and Qualitative Disclosures About Risk Management — Loan Commitments”.

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

The following table sets forth certain information concerning Legacy Banks’ portfolio loan originations, inclusive of loan purchases:

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Loans at beginning of year	$657,800	$582,588	$551,359	$508,350	$469,364

Originations:
Mortgage loans on real estate:
Residential	73,660	75,047	55,223	86,247	92,944
Commercial	69,618	69,375	50,239	52,321	45,191
Home Equity	18,820	28,928	28,997	35,429	39,416

	162,098	173,350	134,459	173,997	177,551
Other Loans:
Commercial Business	17,365	18,932	17,330	10,832	13,170
Consumer and other	1,496	3,037	2,183	1,617	3,783

	18,861	21,969	19,513	12,449	16,953

Total loans originated	180,959	195,319	153,972	186,446	194,504
Loans purchased	2,421	4,042	3,106	5,000	—
Deduct:
Principal loan repayments and prepayments	112,810	105,703	114,281	125,481	138,968
Loan sales	27,416	18,170	11,405	22,342	15,611
Charge-offs	579	276	163	614	939

Total deductions	140,805	124,149	125,849	148,437	155,518

Net increase (decrease) in loans	42,575	75,212	31,229	43,009	38,986

Loans at end of year	$700,375	$657,800	$582,588	$551,359	$508,350

Residential mortgage loans are underwritten by Legacy Banks’ staff of residential loan underwriters. Residential mortgage loans less than the Federal National Mortgage Association (Fannie Mae) limit to be held in portfolio require the approval of a residential loan underwriter. Residential mortgage loans greater than the Fannie Mae limit but less than $1.0 million require the approval of either the CEO or Executive Vice President. Residential mortgage loans greater than $1.0 million but less than $3.0 million require the approval of the Loan Committee. Residential mortgage loans greater than $3.0 million but less than Legacy Banks’ legal lending limit require the approval of the Executive Committee of the board of directors of the Bank.

Commercial real estate and commercial loans are underwritten by commercial credit analysts. For commercial real estate loans, loan officers may approve loans up to their individual lending limits, which range from $50,000 to $400,000, while loans up to $1.0 million may be approved by the CEO and Executive Vice President. The Loan Committee may approve loans of up to $6.0 million, while loans over these limits require the approval of the Executive Committee of the board of directors of the Bank. LREF loans may generally be approved up to $5.0 million, with any loan over $3.0 million requiring the approval of at least two executive level officers.

Consumer loans are underwritten by consumer loan underwriters, including loan officers and branch managers who have approval authorities ranging from $20,000 to $40,000 for these loans. Senior loan committee officers may approve consumer loans of up to $75,000 while the management credit committee may approve loans of up to $1.5 million. All consumer loans in excess of these limits require the approval of the Executive Committee of the board of directors of the Bank.

Pursuant to its loan policy, Legacy Banks generally will not make loans aggregating more than 10% of the Banks’ retained earnings and capital stock accounts or $9.4 million as of December 31, 2008 to one borrower (or related entity). Exceptions to this limit require the approval of the Executive Committee of the board of directors of the Bank prior to loan origination. Legacy Banks’ internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank’s retained earnings and capital stock accounts, or $18.8 million for Legacy Banks as of December 31, 2008.

Legacy Banks has established a risk rating system for its commercial real estate and commercial loans. This system evaluates a number of factors useful in indicating the risk of default and risk of loss associated with a loan. These ratings are performed by commercial credit analysts who do not have responsibility for loan originations. See “Loan Quality — Classification of Assets and Loan Review”.

Maturity and Sensitivity of Loan Portfolio:  The following table shows contractual final maturities of selected loan categories at December 31, 2008. The contractual maturities do not reflect premiums, discounts and deferred costs, and do not reflect prepayments:

	Contractual Maturity
	Due Less Than	Due After One	Due After
	One Year	to Five Years	Five Years	Total
	(Dollars in thousands)

Commercial Real Estate Loans	$50,326	$133,964	$41,905	$226,195
Commercial Construction loans	7,485	3,644	9,050	20,179

Sub-total: Total Commercial Real Estate Loans	$57,811	$137,608	$50,955	$246,374

Residential Construction Loans	3,889	1,274	429	5,592

Total	$61,700	$138,882	$51,384	$251,966

Of the $190.3 million total of loans above which mature in more than one year, $117.0 million are fixed-rate and $73.3 million are adjustable rate.

Loan Quality

General:  One of Legacy Banks’ most important operating objectives is to maintain a high level of asset quality. Management uses a number of strategies in furtherance of this goal including maintaining sound credit standards in loan originations, monitoring the loan portfolio through internal and third-party loan reviews, and employing active collection and workout processes for delinquent or problem loans. Legacy has no subprime loan exposure anywhere on its balance sheet, and makes only loans and investments that we would be comfortable holding on our balance sheet from a quality perspective.

Delinquent Loans:  Management performs a monthly review of all delinquent loans. The actions taken with respect to delinquencies vary depending upon the nature of the delinquent loans and the period of delinquency. Generally, the Bank’s requirement is that a delinquency notice be mailed no later than the 10 th or 16 th day, depending on loan type, after the payment due date. A late charge is assessed on loans where the scheduled payment remains unpaid after a 10 or 15 day grace period. After mailing delinquency notices, Legacy Banks’ loan collection personnel call the borrower to ascertain the reasons for delinquency and the prospects for repayment. On loans secured by one- to four-family owner-occupied property, Legacy Banks initially attempts to work out a payment schedule with the borrower in order to avoid foreclosure. Any such loan restructurings must be approved by the level of officer authority required for a new loan of that amount. If these actions do not result in a satisfactory resolution, Legacy Banks refers the loan to legal counsel and counsel initiates foreclosure proceedings. For commercial real estate, construction and commercial loans, collection procedures may vary depending on individual circumstances.

Other Real Estate Owned:  Legacy Banks classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At December 31, 2008,

Legacy Banks had no property classified as OREO. At December 31, 2007, Legacy Banks had two properties worth approximately $185,000 classified as OREO.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting principal and interest payments when due. Impaired loans with payments past due at or greater than 90 days are generally maintained on a non-accrual basis. Impairment is measured on a loan by loan basis for commercial loans and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank generally does not separately identify individual consumer and residential loans for impairment disclosures. At December 31, 2008, loans which have been determined to possess an increased level of risk, which includes those loans deemed to be impaired, totaled $16.9 million, consisting of $15.4 million in commercial real estate loans and $1.5 million in other commercial loans. Within these amounts impaired loans totaled $10.4 million with a valuation allowance of approximately $966,000. Legacy Banks engages an independent third party to conduct an annual review of its commercial mortgage and commercial loan portfolios. These loan reviews provide a credit evaluation of selected individual loans to determine whether the risk ratings assigned are appropriate. Independent loan review findings are presented directly to the Audit Committee of the board of directors of the Bank.

Non-Performing Loan:  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2008 and 2007, Legacy Banks had no troubled debt restructurings (a loan for which a portion of interest or principal has been forgiven or the loan is modified at an interest rate less than current market rates).

If the non-accrual loans had been current, the gross interest income that would have been recorded for the year ended December 31, 2008 is equal to approximately $546,000. Interest income of approximately $186,000 was recorded in net income for the year ended December 31, 2008 on these loans prior to them being classified as non-accrual. No interest income from these loans was recorded in net income for the period they were classified as non-accrual.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage	$1,190	$499	$483	$479	$123
Commercial mortgage	5,777	539	179	96	1,229
Commercial	410	386	132	250	388
Home equity, consumer and other	172	108	85	78	29

Total non-accrual loans	7,549	1,532	879	903	1,769

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity, consumer and other	—	—	—	—	—

Total loans 90 days delinquent and still accruing	—	—	—	—	—

Total non-performing loans	$7,549	$1,532	$879	$903	$1,769

Troubled debt restructurings	$—	$—	$943	$—	$891

Ratios:
Non-performing loans to total loans	1.08%	0.23%	0.15%	0.16%	0.35%
Non-performing assets to total assets	0.80%	0.17%	0.11%	0.12%	0.26%

The increase in nonperforming loans in 2008 relates primarily to a $5.5 million commercial construction loan the Bank placed on non-accrual status as of the end of the first quarter. The project is being monitored very closely and the current appraisal value is in excess of the loan balance. Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due. Restructured loans represent performing loans for which concessions were granted due to a borrower’s financial condition. Such concessions may include reductions of interest rates to below-market terms and/or extension of repayment terms.

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

The following table sets forth activity in Legacy Banks’ allowance for loan losses for the periods indicated:

	At or for the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of period	$5,568	$4,677	$4,220	$3,846	$4,420

Charge-offs:
Mortgage loans on real estate:	(121)	—	(50)	—	(621)
Other loans:
Commercial	(198)	(104)	(19)	(506)	(258)
Consumer and other	(260)	(114)	(94)	(108)	(60)

Total other loans	(458)	(218)	(113)	(614)	(318)

Total charge-offs	(579)	(218)	(163)	(614)	(939)
Recoveries:
Mortgage loans on real estate	89	—	10	—	—
Other loans:
Commercial	15	15	316	66	128
Consumer and other	84	43	61	81	25

Total other loans	99	58	377	147	153

Total recoveries	188	58	387	147	153

Net recoveries (charge-offs)	(391)	(160)	224	(467)	(786)
Provision for loan losses	1,465	1,051	233	841	212

Balance at end of period	$6,642	$5,568	$4,677	$4,220	$3,846

Ratios:
Net recoveries (charge-offs) to average loans outstanding - annualized	(0.06)%	(0.03)%	0.04%	(0.09)%	(0.16)%
Allowance for loan losses to non-performing loans at end of period	87.99%	363.45%	532.08%	467.33%	217.41%
Allowance for loan losses to total loans at end of period	0.95%	0.85%	0.80%	0.77%	0.76%

The allowance for loan losses to total loans increased from 0.76% as of December 31, 2004 to 0.95% as of December 31, 2008 primarily due to the increase over the years in the ratio of commercial loans to total loans, as commercial loans are generally reserved for at a higher rate than residential loans. The amount of the additions to the allowance charged to operating expense for each of the above years is a reflection of various factors analyzed by management, including the amount of loan growth in each year as well as the type of loan growth. Additionally, the amount of charge-offs and recoveries in a given year will impact the amount of provision expense. Our allowance for loan losses to total loans was 0.95% at December 31, 2008, an increase from 0.85% at December 31, 2007.

The following tables set forth Legacy Banks’ percent of allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	At December 31,
	2008			2007			2006
			Percent of			Percent of			Percent of
			Loans in			Loans in			Loans in
			Each			Each			Each
	Allowance	Loan	Category to	Allowance	Loan	Category to	Allowance	Loan	Category to
	for Loan	Balances by	Total	for Loan	Balances by	Total	for Loan	Balances by	Total
	Losses	Category	Loans	Losses	Category	Loans	Losses	Category	Loans
	(Dollars in Thousands)

Mortgage loans on real estate:
Residential	$980	$344,235	49.15%	$946	$349,772	53.17%	$892	$325,407	55.86%
Commercial	4,550	246,374	35.18	3,688	212,191	32.26	3,015	170,971	29.35
Home equity	286	63,138	9.01	245	56,752	8.63	249	56,856	9.76

	5,816	653,747	93.34	4,879	618,715	94.06	4,156	553,234	94.96

Other loans:
Commercial	632	34,242	4.89	507	27,664	4.20	426	22,903	3.93
Consumer and other	194	12,386	1.77	182	11,421	1.74	95	6,451	1.11

	826	46,628	6.66	689	39,085	5.94	521	29,354	5.04

Total	$6,642	$700,375	100.00%	$5,568	$657,800	100.00%	$4,677	$582,588	100.00%

	At December 31,
	2005			2004
			Percent of			Percent of
			Loans in			Loans in
			Each			Each
	Allowance	Loan	Category to	Allowance	Loan	Category to
	for Loan	Balances by	Total	for Loan	Balances by	Total
	Losses	Category	Loans	Losses	Category	Loans
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$881	$308,008	55.86%	$785	$284,114	55.89%
Commercial	2,779	160,675	29.14	2,363	141,540	27.84
Home equity	168	58,640	10.64	156	53,508	10.53

	3,828	527,323	95.64	3,304	479,162	94.26

Other loans:
Commercial	353	20,579	3.73	423	24,856	4.89
Consumer and other	39	3,457	0.63	119	4,332	0.85

	392	24,036	4.36	542	29,188	5.74

Total	$4,220	$551,359	100.00%	$3,846	$508,350	100.00%

Investment Activities

General.  Our investment policy is established and reviewed annually by the board of directors of the Bank. The Chief Executive Officer and Chief Financial Officer of the Bank, as authorized by the board, implement this policy based on the established guidelines within the written policy. The primary objective of the investment portfolio is to achieve a competitive rate of return without incurring undue interest rate and credit risk, to complement Legacy Banks’ lending activities, to provide and maintain liquidity, and to assist in managing the interest rate sensitivity of its balance sheet. Individual investment decisions are made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with Legacy Banks’ asset/liability management objectives. Certain investment securities are held by Legacy Bancorp, which follows the same investment guidelines as Legacy Banks. The information about investments herein under “Business — Investment Activities” includes the investment securities of Legacy Bancorp.

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires Legacy Banks to designate its securities as held to maturity, available for sale or trading, depending on Legacy Banks’ intent with regard to its investments at the time of purchase. At December 31, 2008, $132.4 million or 99.9% of the portfolio was classified as available for sale, and $97,000 or 0.06% of the portfolio was classified as held to maturity. At December 31, 2008, the net unrealized loss on securities classified as available for sale was $6.9 million. Legacy Banks does not currently maintain a trading portfolio of securities.

During 2008, the investment portfolio increased by $585,000 or 0.4%, from a fair value of $152.1 million at December 31, 2007 to a fair value of $152.6 million at December 31, 2008. Increases during the year in mortgage-backed securities, municipal bonds and other investments were generally offset by decreases in government sponsored enterprise bonds and common stock investments. As of December 31, 2008 the investment portfolio consisted of the following:

Government Sponsored Enterprises (GSE).  At December 31, 2008, Legacy Banks’ Government Sponsored Enterprises portfolio totaled $36.8 million, or 24.1% of the total portfolio on that date. Legacy invests in GSE securities with the purpose of both receiving a competitive rate of return and liquidity as these securities generally can be sold in a readily available market.

Municipal Bonds.  At December 31, 2008, Legacy Banks’ Municipal Bond portfolio totaled $15.6 million, or 10.2% of the total portfolio on that date. This portfolio increased $5.7 million, or 57.3% over the December 31, 2007 amount of $9.9 million as the Bank took advantage of available bonds with an attractive tax-equivalent yield as part of its long-term strategy of lowering its overall effective tax rate.

Corporate Bonds and Other Obligations.  At December 31, 2008, Legacy Banks’ portfolio of corporate bonds and other obligations totaled $363,000, or 0.2% of the portfolio at that date, made up entirely of one trust preferred backed bond. This bond was written down to market value as of December 31, 2008.

Mortgage-Backed Securities.  Legacy invests in mortgage-backed securities with the purpose of receiving a competitive rate of return with a steady cash flow used for reinvestment and liquidity. At December 31, 2008, Legacy Banks’ portfolio of mortgage-backed securities totaled $74.0 million, or 48.5% of the portfolio on that date, and consisted of pass-through securities totaling $48.2 million and collateralized mortgage obligations totaling $25.8 million. Within the overall total, $52.5 million was directly insured or backed by Freddie Mac, Fannie Mae, Government National Mortgage Association (Ginnie Mae) or other GSE’s, and $21.5 million was issued by certain private issuers. The unrealized losses on the Company’s investment in mortgage-backed securities issued by certain private entities are primarily caused by (a) recent lack of liquidity in the market for these securities and (b) recent downgrades in certain levels of these securities by several industry analysts. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be ultimately settled at a price less than the par value of the investment. Further problems in the current economic environment, however, could result in further deterioration of market values for these securities.

Marketable Equity Securities.  At December 31, 2008, Legacy Banks’ portfolio of marketable equity securities totaled $5.5 million, or 3.6% of the portfolio at that date, and consisted entirely of common and preferred stock of various corporations. Legacy Banks’ investment policy requires stocks within this portfolio to be diversified into several different business segments, actively traded and of high quality. At December 31, 2008, seventeen marketable equity securities have unrealized losses with aggregate depreciation of 25.4% from the Company’s cost basis. Although some issuers may have shown declines in earnings as a result of the weakened economy, the Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the depreciation of value and has analyzed the issuer’s financial condition and financial performance as well as industry analysts’ reports. Based on that evaluation as well as the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008. Further problems in the current economic environment, however, could result in further deterioration of market values for these securities.

Other Equity Securities and Investments.  At December 31, 2008, Legacy Banks’ portfolio of restricted equity securities and other investments totaled $20.2 million or 13.2% of the portfolio at that date. These securities consisted primarily of stock in the Federal Home Loan Bank of Boston (FHLBB) totaling $10.9 million, which must be held as a condition of membership in the Federal Home Loan Bank System and as a condition to Legacy Banks’ borrowing under the FHLBB advance program. The remaining $9.3 million consisted of investments in Savings Bank Life Insurance of Massachusetts, Community Investment Fund, Depositors Insurance Fund and other pass-through investments.

The following table sets forth certain information regarding the amortized cost and market values of Legacy Banks’ investment securities at the dates indicated:

	At December 31, 2008		At December 31, 2007		At December 31, 2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)

Securities available for sale:
Government-sponsored enterprises	$36,459	$36,832	$48,041	$48,262	$91,181	$90,906
Municipal bonds	15,876	15,632	9,930	9,941	7,199	7,174
Corporate bonds and other obligations	363	363	1,501	1,531	2,971	2,977
Mortgage-backed securities	80,267	73,986	65,551	65,726	54,165	53,838

Total debt securities	132,965	126,813	125,023	125,460	155,516	154,895

Common stock	6,314	5,544	8,100	9,084	6,013	7,318

Total securities available for sale	139,279	132,357	133,123	134,544	161,529	162,213

Securities held to maturity:
Other bonds and obligations	97	97	97	97	97	97

Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	10,932	10,932	10,722	10,722	8,999	8,999
Savings Bank Life Insurance	1,709	1,709	1,709	1,709	1,709	1,709
Other investments	7,544	7,544	4,982	4,982	3,114	3,114

Total restricted equity securities and other investments	20,185	20,185	17,413	17,413	13,822	13,822

Total securities	$159,561	$152,639	$150,633	$152,054	$175,448	$176,132

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of Legacy Banks’ debt securities portfolio at December 31, 2008. In the case of mortgage-backed securities, the table shows the securities by their contractual maturities, however there are scheduled principal payments for these securities and there will also be unscheduled prepayments prior to their contractual maturity:

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)

Securities available for sale (AFS):
Government-sponsored enterprises	$1,000	3.67%	$4,492	4.37%	11,830	5.39%	$19,138	5.71%	$36,459	5.38%
Municipal Bonds	—	—	—		3,257	4.11%	12,619	4.21%	15,876	4.19%
Corporate bonds and other obligations	—	—	363	5.88%	—	—	—	—	363	5.88%

Subtotal	1,000		4,855		15,087		31,757		52,698

Mortgage-backed securities	—	—	—		1,624	4.55%	78,643	5.68%	80,267	5.66%

Total AFS debt securities	1,000		4,855		16,711		110,400		132,965

Securities held to maturity (HTM):
Corporate bonds and other obligations	—		82	3.00%	15	3.00%	—		97	3.00%

Total HTM debt securities	—		82		15		—		97

Total debt securities	$1,000		$4,937		$16,726		$110,400		$133,062

Sources of Funds

General.  Deposits are the primary source of Legacy Banks’ funds for lending and other investment purposes. In addition to deposits, Legacy Banks obtains funds from the amortization and prepayment of loans and mortgage-backed securities, the sale or maturity of investment securities, advances from the Federal Home Loan Bank of Boston, and cash flows generated by operations.

Deposits.  Consumer and commercial deposits are gathered primarily from Legacy Banks’ primary market area through the offering of a broad selection of deposit products including checking, regular savings, money market deposits and time deposits, including certificate of deposit accounts and individual retirement accounts. The FDIC insures deposits up to certain limits and the Depositors Insurance Fund, or DIF, fully insures amounts in excess of such limits.

The maturities of Legacy Banks’ certificate of deposit accounts range from one month to five years. In addition, Legacy Banks offers a variety of commercial business products to small businesses operating within its primary market area. Legacy Banks will on occasion negotiate interest rates to attract jumbo certificates of deposit, and accepts deposits of $100,000 or more from customers based on posted rates. Legacy Banks also generates certificates of deposit through the use of brokers and internet-based network deposits. Brokered deposits and network deposits totaled $25.8 million and $8.6 million, respectively at December 31, 2008.

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

The following tables set forth certain information relative to the composition of Legacy Banks’ average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended December 31,
	2008			2007			2006
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Deposit type:
Demand	$60,444	10.2%	—%	$50,465	9.5%	—%	$49,971	10.2%	—%
NOW deposits	41,378	7.0	0.53	35,333	6.7	0.65	37,633	7.7	0.34
Money market deposits	58,052	9.8	2.36	53,523	10.1	3.66	52,911	10.8	2.94
Regular savings	49,936	8.5	0.41	46,986	8.9	0.44	56,759	11.6	0.44
Relationship Savings	121,990	20.6	2.10	101,798	19.3	3.88	78,628	16.1	3.88

Total transaction accounts	331,800	56.1	1.30	288,105	54.5	2.20	275,902	56.4	1.82
Certificates of deposit	259,439	43.9	3.88	240,571	45.5	4.78	213,448	43.6	4.13

Total deposits	$591,239	100.0%	2.44%	$528,676	100.0%	3.39%	$489,350	100.0%	2.84%

The following table sets forth the time deposits of Legacy Banks classified by interest rate as of the dates indicated:

	At December 31,
	2008	2007	2006
	(Dollars in thousands)

Interest Rate
Less than 2%	$25,591	$220	$328
2.00%-2.99%	85,226	5,351	5,771
3.00%-3.99%	106,784	38,748	47,688
4.00%-4.99%	40,304	117,786	66,728
5.00%-5.99%	11,936	111,251	107,374

Total	$269,841	$273,356	$227,889

The following table sets forth the amount and maturities of time deposits at December 31, 2008:

	Year Ending December 31,				After December 31,
	2009	2010	2011	2012	2012	Total
	(Dollars in thousands)

Interest Rate
Less than 2%	$25,262	$329	$—	$—	$—	$25,591
2.00%-2.99%	74,430	9,034	1,625	2	135	85,226
3.00%-3.99%	54,840	37,192	13,009	508	1,235	106,784
4.00%-4.99%	10,483	19,297	6,547	2,971	1,006	40,304
5.00%-5.99%	6,525	3,141	1,954	316	—	11,936

Total	$171,540	$68,993	$23,135	$3,797	$2,376	$269,841

As of December 31, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $107.1 million. The following table sets forth the maturity of those certificates:

At December 31,
2008
(In thousands)

Three months of less	$27,363
Over three months through six months	28,856
Over six months through one year	12,631
Over one year to three years	34,985
Over three years	3,267

Total	$107,102

Borrowings.  Legacy Banks utilizes advances from the Federal Home Loan Bank of Boston, or FHLBB, primarily in connection with the funding of growth in its assets. FHLBB advances are secured primarily by certain of Legacy Banks’ mortgage loans, certain investment securities and by Legacy Banks’ holding of FHLBB stock. As of December 31, 2008, Legacy Banks had outstanding $197.9 million in FHLBB advances, and had the ability to borrow up to a total of $236.0 million based on available collateral. The following table sets forth certain information concerning balances and interest rates on Legacy Banks’ FHLBB advances at the dates and for the periods indicated:

	At or for the Years
	Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Balance at end of period	$197,898	$167,382	$127,438
Average balance during year	$186,170	$158,784	$142,061
Maximum outstanding at any month end	$211,531	$203,446	$151,979
Weighted average interest rate at end of year	4.07%	4.60%	4.61%
Weighted average interest rate during year	4.27%	4.75%	4.50%

Of the $197.9 million in advances outstanding at December 31, 2008, $88.0 million, bearing a weighted-average interest rate of 4.00%, are callable by the FHLBB at its option and in its sole discretion. In the event the FHLBB calls these advances, Legacy Banks will evaluate its liquidity and interest rate sensitivity position at that time and determine whether to replace the called advances with new borrowings.

Personnel.  As of December 31, 2008, the Bank had approximately 182 full-time equivalent employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be excellent.

Segment Reporting:  Generally, financial information is to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management evaluates the Company’s performance and allocates resources based on a single segment concept. Accordingly, there are no separately identified material operating segments for which discrete financial information is available. The Company does not derive revenues from, or have assets located in foreign countries, nor does it derive revenues from any single customer that represents 10% or more of its total revenues. Therefore, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.

Subsidiary Activities and Portfolio Management Services

Legacy Bancorp has two wholly-owned subsidiaries, LB Funding Corporation and Legacy Banks. The Company conducts its principal business activities through Legacy Banks. The Bank, in turn, has three operating subsidiaries, Legacy Insurance Services of the Berkshires, Legacy Securities Corporation and CSB Service Corporation.

LB Funding Corporation.  LB Funding Corporation is wholly owned by Legacy Bancorp, Inc. and was established in 2005 to lend funds to Legacy Banks Employee Stock Ownership Plan (“ESOP”) to purchase shares of Legacy Bancorp, Inc. common stock in the open market subsequent to the initial public offering. The company is incorporated in Massachusetts.

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

Legacy Securities Corporation.  Legacy Securities Corporation (LSC) is a Massachusetts securities corporation and a wholly owned subsidiary of Legacy Banks. LSC is an investment company that engages in buying, selling and holding securities on its own behalf. At December 31, 2008, LSC had total assets of approximately $72.1 million consisting primarily of government sponsored enterprises obligations and mortgage backed securities. As a Massachusetts securities corporation LSC has a lower state income tax rate compared to other corporations.

CSB Service Corporation.  CSB Service Corporation is a Massachusetts company and is wholly-owned by Legacy Banks. CSB Service Corp. is a company utilized by Legacy Banks to hold real estate taken in foreclosure, and has been in operation since December 1975.

Portfolio Management Services.  Legacy Banks offers portfolio management services through its trust division known as Legacy Portfolio Management (“LPM”). At December 31, 2008, LPM had total assets under management of $107.7 million.

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

Interstate Banking and Branching.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Interstate Banking Act, permits adequately capitalized bank holding companies to acquire banks in any state subject to specified concentration limits and other conditions. The Interstate Banking Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Banking Act permits banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state. As a result of our acquisition of the five branch offices of First Niagara Bank in December of 2007, we may conduct any activity that is authorized under Massachusetts law that is permissible for either New York savings banks (subject to applicable federal restrictions) or a New York branch of an out-of-state national bank at our New York branch offices. The New York State Superintendent of Banks may exercise certain regulatory authority over the Bank’s New York branch offices.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2008, Legacy Banks was classified as a “well capitalized” institution.

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

Insurance of Deposit Accounts.  The Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts at the Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009. The Bank has opted to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program. See “— Temporary Liquidity Guarantee Program.”

The Federal Deposit Insurance Corporation imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On February 27, 2009, the Federal Deposit Insurance Corporation published a final rule raising the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009. Additionally, the Federal Deposit Insurance Corporation issued an interim final rule that would impose a special 20 basis points special assessment on all insured deposits as of June 30, 2009, which would be payable on September 30, 2009.

On February 27, 2009, the Federal Deposit Insurance Corporation announced a one-time special assessment of 20 basis points on all insured deposits regardless of the risk or size of the depository institution. This special assessment is payable by September 30, 2009 based on deposits as of June 30, 2009, and would result in additional non-interest expense of approximately $1.2 million based on our deposits as of December 31, 2008. In addition, the Federal Deposit Insurance Corporation may assess additional special premiums in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program.  On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program — the Temporary Liquidity Guarantee Program. This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on a Federal Deposit Insurance Corporation-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt. Legacy opted not to participate in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. Legacy opted to participate in this component of the Temporary Liquidity Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program.  On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted that provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. Legacy opted not to participate in the CPP.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (FHLB) system, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Legacy Banks, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston. Legacy Banks was in compliance with this requirement with an investment in FHLB of Boston stock at December 31, 2008 of $10.9 million.

The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLB pay to their members and result in the FHLB imposing a higher rate of interest on advances to their members. For the years ended 2008, 2007, and 2006 cash dividends from the FHLB of Boston to Legacy Banks amounted to approximately $412,000, $572,000, and $498,000, respectively. As a result of the current economic conditions and the reduced levels of capital, the FHLB has announced that they will suspend the payment of any future dividends until such time as their financial condition improves. The Bank, therefore, does not anticipate receiving any cash dividends from this investment in 2009. Further, there can be no assurance that the impact of recent or future legislation on the FHLB will not also cause a decrease in the value of the FHLB stock held by the Bank.

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

To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test, a

savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 2008, Legacy Banks maintained 79% of its portfolio assets in qualified thrift investments.

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

Taxation

Federal taxes:  In general the Company and Legacy Banks report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company and Legacy Banks in the same manner as to other corporations with some exceptions, including particularly Legacy Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Legacy Banks or the Company. Legacy Bank’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 2004.

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

Massachusetts Taxation:  The Massachusetts excise tax rate for savings banks is currently 10.5% of federal taxable income, adjusted for certain items, but recent legislation will reduce this rate to 9.0% on a phase-in basis in the years 2010 — 2012. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except no deduction is allowed for bonus depreciation or for taxes paid to the state which are based on income. Carryforwards and carrybacks of net operating losses are not allowed.

A financial institution or business corporation is generally entitled to special tax treatment as a “securities corporation,” provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a “securities corporation” by the Commissioner of the Massachusetts Department of Revenue. A securities corporation that is also a bank holding company under the Code must pay a tax equal to 0.33% of its gross income. A securities corporation that is not a bank holding company under the Code must pay a tax equal to 1.32% of its gross income. Legacy Bancorp, Inc., as well as one of the Bank’s subsidiaries, Legacy Securities Corporation Inc., are considered securities corporations for Massachusetts excise tax purposes.

New York Taxation:  We are subject to state income tax based on our physical presence within the state from our loan production office and branch offices. We report New York apportioned income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 7.1% of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or (d) nominal minimum tax. Entire net income is based on Federal taxable income, subject to certain modifications.

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

Risks Related to Our Business

The United States Economy Is In Recession. A Prolonged Economic Downturn, Especially One Affecting Our Geographic Market Area, Could Materially Affect our Business and Financial Results.

The United States economy entered a recession in the fourth quarter of 2007. Throughout the course of 2008 and in the first quarter of 2009, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in large part, to the housing market. The continuing housing slump has resulted in reduced demand for the construction of new housing, declines in home prices, and could ultimately result in increased delinquencies on our residential, commercial and construction mortgage loans. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses.

Legislative or Regulatory Actions Responding to Financial and Market Weakness Could Affect Us Adversely. There Can Be No Assurance that Actions of the U.S. Government, Federal Reserve and Other Governmental and Regulatory Bodies For the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect.

In response to the financial crises affecting the banking system and financial markets, the U.S. Congress has passed legislation and the U.S. Treasury has promulgated programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the financial services industry. Specifically, Congress adopted the Emergency Economic Stabilization Act of 2008, under which the U.S. Treasury has the authority to expend up to $700 billion to assist in stabilizing and providing liquidity to the U.S. financial system. On October 14, 2008, the U.S. Treasury announced the Capital Purchase Program, under which it will purchase up to $250 billion of non-voting senior preferred shares of certain qualified financial institutions in an attempt to encourage financial institutions to build capital to increase the flow of financing to businesses and consumers and to support the economy. In addition, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. The FDIC has also announced the creation of the Temporary Liquidity Guarantee Program which is intended to strengthen confidence and encourage liquidity in financial institutions by temporarily guaranteeing newly issued senior unsecured debt of participating organizations and providing full insurance coverage for noninterest-bearing transaction deposit accounts (such as business checking accounts, interest-bearing transaction accounts paying 50 basis points or less and lawyers’ trust accounts), regardless of dollar amount until December 31, 2009. Finally, in February 2009, the American Recovery and Reinvestment Act of 2009 was enacted, which is intended to expand and establish government spending programs and provide certain tax cuts to stimulate the economy. The U.S. government continues to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the recently announced foreclosure prevention program.

The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, and the issuance of many formal enforcement orders is expected. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended, particularly with respect to the extreme levels of volatility and limited credit availability currently being experienced. In addition, new laws, regulations, and other regulatory changes will increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. Our FDIC insurance premiums have increased, and may continue to increase, because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. New laws, regulations, and other regulatory changes, along with negative developments in the financial services industry and the credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

The Federal Deposit Insurance Corporation is imposing an emergency assessment on financial institutions, which will decrease our earnings in 2009.

On February 27, 2009, the Federal Deposit Insurance Corporation announced a one-time special assessment of 20 basis points on all insured deposits regardless of the risk or size of the depository institution. This special assessment is payable by September 30, 2009 based on deposits as of June 30, 2009, and, if implemented, would result in additional non-interest expense of approximately $1.2 million based on our deposits as of December 31, 2008. In addition, the Federal Deposit Insurance Corporation may assess additional special premiums in the future.

Our Expenses Will Increase as a Result of Increases in FDIC Insurance Premiums.

The FDIC imposes an assessment against financial institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. On February 27, 2009, the FDIC issued a final rule that increases the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009. The increase in the assessment rates will increase our expenses.

If our Investment in the Federal Home Loan Bank of Boston is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, our Earnings and Stockholders’ Equity Would Decrease.

We own common stock of the Federal Home Loan Bank of Boston (FHLBB). We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBB’s advance program. The aggregate cost and fair value of our FHLBB common stock as of December 31, 2008 was $10.9 million based on its par value. There is no market for our FHLBB common stock. Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLBB, could be substantially diminished. Consequently, we believe that there is a risk that our investment in FHLBB common stock could be impaired at some time in the future. If this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

The Federal Home Loan Bank of Boston Suspended Dividends During the Fourth Quarter of 2008. This Will Negatively Affect our Earnings.

The Federal Home Loan Bank of Boston suspended dividends during the fourth quarter of 2008, and has stated that resuming payment of dividends in 2009 is unlikely. We received $413,000 in dividends from the Federal Home Loan Bank of Boston during the year ended December 31, 2008, and the failure of the Federal Home Loan Bank of Boston to pay dividends for any quarter will reduce our earnings during that quarter.

Lack of consumer confidence in financial institutions may decrease our level of deposits.

Our level of deposits may be affected by lack of consumer confidence in financial institutions, which has resulted in large numbers of depositors unwilling to maintain deposits that are not insured by the Federal Deposit Insurance Corporation. In some cases, depositors have withdrawn deposits and invested uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Treasury. These consumer preferences may force us to pay higher interest rates to retain deposits as we seek to meet funding needs caused by reduced deposit levels.

Economic Conditions May Adversely Affect Our Liquidity.

In the past year, significant declines in the values of mortgage-backed securities and derivative securities issued by financial institutions, government sponsored entities, and major commercial and investment banks has led to decreased confidence in financial markets among borrowers, lenders, and depositors, as well as disruption and extreme volatility in the capital and credit markets and the failure of some entities in the financial sector. As a result, many lenders and institutional investors have reduced or ceased to provide funding to borrowers. Continued

turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

Future legislative or regulatory actions responding to perceived financial and market problems could impair our rights against borrowers.

As a result of the recent financial crisis, the potential exists for the promulgation of new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, which are expected to result in the issuance of many formal enforcement orders. Negative developments in the financial services industry and the credit markets, and the impact of new legislation in response to these developments, may negatively affect our operations by restricting our business operations, including our ability to originate or sell loans and pursue business opportunities. Compliance with such regulation also will likely increase our costs.

There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.

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

Financial Service Sector Concentration Within Our Investment Portfolio.

Within the investment portfolio, the Company has a significant amount of marketable equity securities and corporate debt securities, including mortgage-backed securities, issued by companies in the financial services sector. Given the current market conditions, this sector has an enhanced level of credit risk.

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

Legacy Banks conducts its business through its main office located in Pittsfield, Massachusetts and seventeen other full-service branch offices located in Berkshire County, Massachusetts and Eastern New York. The Bank is currently scheduled to acquire one full-service branch office located in Haydenville, Massachusetts in March 2009. The following table sets forth information about our offices as of December 31, 2008:

		Lease			Year	Lease
	Year Opened	Expires			Opened	Expires

Owned:
Main Office:
99 North Street	2000
Pittsfield, MA 01201
Branch Offices:
76 Park Street	1996			409 Stockbridge Road	2007
Lee, MA 01238				Great Barrington, MA 01230
25 Main Street	1958			Route 30 & Mill Lane	2007
Lenox, MA 01240				Middleburgh, NY 12122
2 Holmes Road	1978			4 Elliott Place	2007
Lenox, MA 01240				East Durham, NY 12423
30 East Otis Road	1996			184 Broadway	2007
Otis, MA 01253				Whitehall, NY 12887
734 Williams Street (Land
leased)	1997			Route 296	2007
Pittsfield, MA 01201				Windham, NY 12496
331 State Road	2007
North Adams, MA 01247
Leased:
609 Merrill Road	1971	2023	(1)	480 West Housatonic Street	2005	2010	(2)
Pittsfield, MA 01201				Pittsfield, MA 01201
700 Main Street	1975	2009	(2)	Route 32, Bryant’s Market	2007	2013
Great Barrington, MA 01230				Greenville, NY 12083
39 North Pearl Street	2008	2018	(2)	545 Troy-Schenectady Road	2009	2019	(3)
Albany, NY 12207				Latham, NY 12110
ATM Location Only:
Lee Outlet Village	1995	2011
Lee, MA 01238

(1)	Legacy Banks has an option to renew for one additional 5 year terms

(2)	Legacy Banks has an option to renew for two additional 5 year terms

(3)	Opened January 2009

Item 3.	Legal Proceedings

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

The common stock is traded on the NASDAQ Stock Market, LLC under the symbol “LEGC.” As of March 2, 2009, the Company had approximately 1,027 registered holders of record. The following table sets forth, for the quarters indicated, the daily high and low sales price for the common stock and the dividends declared. The closing price of the Company’s common stock on March 6, 2009 was $8.08. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding two fiscal years.

	For the Year Ended December 31, 2008
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$13.37	$13.95	$14.01	$14.27
Low	$10.60	$10.51	$11.53	$12.65
Dividend Declared	$0.05	$0.05	$0.05	$0.05

	For the Year Ended December 31, 2007
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$14.68	$14.96	$15.71	$16.30
Low	$12.51	$12.56	$14.74	$15.38
Dividend Declared	$0.04	$0.04	$0.04	$0.04

Repurchase of Our Equity Securities:  In December 2007 the Company announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 462,048 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Purchases under this Stock Repurchase Program in the fourth quarter of 2008 were as follows:

(d) Maximum Number
or Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

October 1 — 31	30,348	$12.22	30,348	-0-
November 1 — 30	-0-	-0-	-0-	-0-
December 1 — 31	-0-	-0-	-0-	-0-

Stock Repurchase Overview:  Legacy purchased 412,344 shares of Company stock at an average price of $16.15 per share in the first quarter of 2007 in order to fund the restricted stock portion of the 2006 Equity Incentive Plan (EIP) approved by shareholders in November 2006. Additionally the Company purchased 515,430 shares at an average price of $14.62 during the second and third quarters of 2007 as part of a stock repurchase program announced in April and completed in August 2007. The Company also purchased 486,366 shares at an average price of $13.95 during the third and fourth quarters of 2007 as part of a stock repurchase program announced in August and completed in December 2007. In 2008 the Company purchased 462,048 shares at an average price of $13.24 as part of the stock repurchase program announced in December 2007. Information regarding securities authorized for issuance under equity compensation plans appears in Part III, Item 12 (d) of this report.

Stock Performance Graph:  The following graph shows a comparison of shareholder return on the Company’s common stock, with the returns of both a broad-market index and a peer group index for the period October 26, 2005 (the date of the Company’s initial public offering) through December 31, 2008. The broad-market index chosen was the S&P 500 Market Index, and the peer group index chosen was the SNL Thrift Index. The index level for all series was set to $100 on 10/25/05, with a starting price for LEGC of $10 per share (price through initial public offering).

Comparison Of Cumulative Return Among Legacy Bancorp,
Peer Group Index and Broad Market Index

	10/25/05	12/31/05	12/31/06	12/31/07	12/31/08
Legacy Bancorp	100.00	133.50	158.50	132.60	106.80
S&P 500 Market Index	100.00	104.32	118.53	122.72	75.49
SNL Thrifts	100.00	107.63	121.80	70.45	43.54

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

	At or for the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)

Selected Financial Data:
Total assets	$944,657	$924,541	$808,318	$778,330	$681,287
Loans, net(1)	695,264	654,024	578,802	547,626	505,344
Securities and other investments:	132,357	152,054	176,132	179,921	131,894
Deposits	608,088	610,447	518,248	474,464	450,868
Federal Home Loan Bank advances	197,898	167,382	127,438	145,923	159,704
Repurchase agreements	5,238	4,055	5,575	4,999	4,557
Total stockholders’ equity	124,142	133,092	149,997	146,166	59,447
Nonperforming loans	7,549	1,532	879	903	1,769
Selected Operating Data:
Total interest and dividend income	50,327	49,357	43,915	36,978	31,636
Total interest expense	22,465	25,511	20,339	15,054	12,102

Net interest income	27,862	23,846	23,576	21,924	19,534
Provision for loan losses	1,465	1,051	233	841	212

Net interest income after provision for loan losses	26,397	22,795	23,343	21,083	19,322
Non-interest income:
Service charges and fees	4,541	4,496	4,044	4,402	3,713
Gain (loss) on sales or impairment of securities, net	(3,194)	510	(1,736)	(65)	116
Gain on sale of loans	255	270	210	236	278
FHLB prepayment restructuring charge	—	—	—	(2,351)	—
Gain on curtailment and termination of defined benefit plan	—	—	605	905
Other	805	610	329	274	328

Total non-interest income	2,407	5,886	3,452	3,401	4,435
Total non-interest expense	26,584	27,187	21,336	26,398	17,949

Income (loss) before income taxes	2,220	1,494	5,459	(1,914)	5,808
Provision for income taxes	776	249	2,653	297	2,254

Net income (loss)	1,444	1,245	2,806	(2,211)	3,554

Earnings per share	$0.18	$0.14	$0.29	n/a	n/a
Dividends per share	$0.20	$0.16	$0.12	n/a	n/a

	At or for the Years Ended December 31,
	2008	2007	2006	2005	2004

Selected Financial Ratios and Other Data:
Performance Ratios:
Return (loss) on average assets(2)	0.16%	0.15%	0.36%	(0.31)%	0.55%
Return (loss) on average equity(3)	1.11	0.88	1.92	(2.90)	6.12
Interest rate spread(4)	2.80	2.26	2.39	2.84	2.90
Net interest margin(5)	3.27	3.01	3.15	3.22	3.18
Efficiency ratio(6)	77.5	93.0	74.2	104.2	73.8
Non-interest expense to average assets	2.89	3.23	2.70	3.56	2.70
Average interest-bearing assets to interest-bearing liabilities	117.89	123.37	127.61	117.30	113.89
Dividend payout ratio	111.61	113.82	40.88	n/a	n/a
Regulatory Capital Ratios(7):
Equity to total assets	13.1%	14.4%	18.6%	18.8%	8.7%
Average equity to average assets	14.1	16.9	18.5	10.7	8.9
Total capital (bank only) to risk-weighted assets	13.0	13.9	18.9	20.0	12.6
Asset Quality Ratios:
Nonperforming assets to total assets	0.80%	0.17%	0.11%	0.12%	0.26%
Nonperforming loans to total loans	1.08	0.23	0.15	0.16	0.35
Allowance for loan losses to nonperforming loans	87.99	363.45	532.08	467.33	217.41
Allowance for loan losses to total loans	0.95	0.85	0.80	0.77	0.76
Share Data:
Book value per share — end of year	$14.14	$14.40	$14.55	$14.18	n/a
Tangible book value per share — end of year	12.74	13.01	14.25	13.88	n/a
Market price at year end	10.68	13.26	15.85	13.35	n/a

(1)	Includes loans held for sale.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets for the year.

(6)	The efficiency ratio represents non-interest expense for the year less expenses related to the amortization of intangibles divided by the sum of net interest income (before loan loss provision) plus non-interest income.

(7)	All capital ratios are as of the end of the year.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

General:  Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

Dividend and stock repurchase plan:  On March 4, 2009 the Company announced that its Board of Directors had declared a cash dividend of $0.05 per common share. The dividend will be paid on April 1, 2009 to stockholders of record as of March 20, 2009. The Company also announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 439,095 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Any repurchases under the Stock Repurchase Program will be made through open market purchase transactions or privately negotiated transactions from time to time. The amount and exact timing of any repurchases will depend on market conditions and other factors. There is no assurance that the Company will repurchase shares during any period.

Stock-based compensation:  In accordance with the Company’s 2006 Equity Incentive Plan, approved by shareholders on November 1, 2006, the Company’s Compensation Committee awarded 892,200 stock options with an exercise price of $16.03 per share and 346,500 shares of restricted stock with a grant date fair value of $16.03 per share to directors and certain employees on November 29, 2006. Additionally, the Compensation Committee awarded 22,500 stock options with an exercise price of $12.91 per share and 1,000 shares of restricted stock with a grant date fair value of $12.91 per share to certain employees on December 14, 2007. On March 4, 2008 the Compensation Committee awarded 63,860 stock options with an exercise price of $14.16 per share to certain employees. The Stock Incentive Plan provides for total awards of 1,030,860 stock options and 412,344 shares of restricted stock, and there are 226,580 stock options and 74,404 shares of restricted stock available for future awards as of December 31, 2008. The shares of common stock underlying any awards that are forfeited, cancelled, reacquired by Legacy Bancorp or otherwise terminated (other than by exercise), shares that are tendered or withheld in payment of the exercise price of any award, and shares that are tendered or withheld for tax withholding obligations will be added back to the shares of common stock with respect to which new awards may be granted under the plan.

All stock options awarded to date are for a term of ten years and will vest over a period of five years. Upon a change in control (as defined in the plan) or the death or disability of the individual to whom options or shares were awarded, all options and restricted shares awarded immediately vest. Of the options awarded, 361,300 were incentive stock options and 617,260 were non-statutory options. Of the 978,560 options granted to date, 804,280 remain outstanding and 174,280 have been forfeited. Of the 804,280 options outstanding, 144,380, representing the first 20% traunch of options granted in 2006, vested in 2008. On January 1, 2009 the second 20% traunch of options granted in 2006 vested, and the first 20% traunch of options granted in 2007 and 2008 vested. The following table presents the fair value and related assumptions using the Black-Scholes Option Pricing Model for stock options granted:

	Options Granted in	Options Granted in	Options Granted in
	November 2006	December 2007	March 2008

Fair Value	$3.98	$2.85	$2.90
Risk-free interest rate	4.54%	3.88%	3.02%
Expected dividend yield	0.75%	1.24%	1.13%
Expected volatility	13.53%	15.90%	16.44%
Expected life	6.5 years	6.5 years	6.5 years

All of the restricted share awards granted vest over a five year period. Of the 349,500 shares awarded to date, 268,640 remain outstanding, 11,560 have been forfeited and 69,300, representing the first 20% traunch of awards granted in 2006, vested in 2008. On January 1, 2009 the second 20% traunch of awards granted in 2006 vested, as well as the first 20% traunch of awards granted in 2007 and 2008.

For the year ended December 31, 2008, the Company recognized compensation cost on stock options of approximately $784,000. The Company is employing an accelerated method of expense recognition for options, whereby compensation cost is measured on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. For restricted stock awards, the cost recognized during the year ended December 31, 2008 amounted to approximately $840,000.

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

Our deposit pricing strategy is two fold. First, our relationship savings product is important to our deposit mix. It requires customers to maintain a checking account as part of the relationship, the goal being to create multiple relationships with our customers to aid both profitability and customer retention. The relationship savings product is structured and priced like a money market deposit or fund, except that it does not offer check writing. Relationship savings deposits amounted to $121.4 million as of December 31, 2008. Our experience with money market type deposit accounts has been that they become a long term, stable funding source at reasonable cost. The second component in our pricing strategy is to continuously offer a selection of special certificates of deposit with competitive interest rates.

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

Critical Accounting Policies

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

Deferred tax assets applicable to capital loss carryforwards of $827,000 which expire in 2011, are recoverable only to the extent that capital gains can be realized during the carryforward period. The judgments applied by management consider the likelihood that capital gain income will be realized within the carryforward period in light of our tax planning strategies and changes in market conditions. As of December 31, 2008 management has not established a valuation allowance against the deferred tax assets related to capital loss carryforwards.

As of December 31, 2005 a valuation allowance was established against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to The Legacy Banks Foundation as part of the conversion. The contribution carryforward expires in 2010, and the allowance amounted to $1.7 million as of December 31, 2008.

Other-Than-Temporary Impairment:  Certain equity security investments that do not have readily determinable fair values are carried at cost. All investments are reviewed for impairment at least quarterly or sooner if events or changes occur which indicate that the carrying value may not be recoverable. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Fair Values of Assets and Liabilities:  The Company adopted SFAS No. 157, Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles. In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The Company has classified all private issue collateralized mortgage obligations and trust-preferred backed bonds as level 3 assets, the valuation of which is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Management determined that an orderly and active market for these securities did not exist based on a significant reduction in trading volume and widening spreads during the third and fourth quarters of 2008. For a full discussion of SFAS 157 and the Company’s methods in determining fair value, see footnote 19 — Fair Value of assets and Liabilities within Item 8: Financial Statements And Supplemental Data.

This discussion has highlighted those accounting policies that management considers to be critical; however all accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 1 to the consolidated financial statements to gain a better understanding of how our financial performance is measured and reported.

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

Total Assets:  Total assets increased by $20.1 million, or 2.2%, from $924.5 million at December 31, 2007 to $944.7 million at December 31, 2008. This 2008 increase was primarily the result of growth in the loan portfolio, offset somewhat by a decrease in cash and cash equivalents, as described below.

Cash and Short-term Investments:  Overall, cash and short-term investments decreased by $28.6 million, or 46.0%. Cash and correspondent bank balances remained relatively flat from year to year, while short-term investments, comprised of federal funds sold, FHLB overnight deposits and short-term money market balances decreased $27.9 million, or 57.9%, from $48.3 million at December 31, 2007 to $20.4 million at December 31, 2008. The high balance in short-term investments as of the end of 2007 was influenced by the receipt of deposits from the five New York state branch offices acquired in December 2007.

Securities:  Our investment portfolio aggregated $152.6 million at December 31, 2008, an increase of $585,000, or 0.4%, from $152.1 million at December 31, 2007. Please refer to the “Investment Activities” section included in Item 1 for a detailed discussion of the securities portfolio.

Net Loans:  Net loans as of December 31, 2008 were $695.3 million, an increase of $41.6 million, or 6.4%, over net loan balances of $653.6 million as of December 31, 2007. Year to date growth was focused primarily in commercial real estate loans and home equity loans, which grew by $34.2 million and $6.4 million, respectively, in 2008. Please refer to the “Lending Activities” section included in Item 1 for a detailed discussion of the loan portfolio.

Deposits:  Deposits decreased by $2.4 million, or 0.4%, to $608.1 million at December 31, 2008 from $610.4 million at December 31, 2007. This overall decline was caused by a decrease of $3.5 million, or 1.3%, in certificates of deposit (CDs), from a balance of $273.4 million at December 31, 2007 to $269.8 million at the end of 2008. Other decreases in certain money market and savings accounts were offset by an increase in relationship savings accounts of $8.7 million, or 7.7%. For much of 2008, the Bank aligned its CD pricing with the yield curve and allowed the runoff of higher rate, single-service CDs. CDs represent 44.4% of overall deposits at the end of 2008, a slight decrease from the 44.8% as of the end of 2007. Please refer to the “Sources of Funds” section included in Item 1 for a detailed discussion of the Bank’s deposits.

Borrowed Funds:  The Company relies on borrowings from the Federal Home Loan Bank of Boston (FHLBB) as an additional funding source as liquidity needs dictate. The balance of these borrowings will fluctuate depending on the Bank’s ability to grow deposits as well as the amount of loan demand in the market. Advances from the FHLBB increased by $30.5 million or 18.2% to $197.9 million at December 31, 2008 from a balance of $167.4 million at December 31, 2007 as the Bank took advantage of lower cost borrowing alternatives while also lengthening certain liabilities, which in turn has improved its asset and liability management position. Please refer the “Sources of Funds” section included in Item 1 for a detailed discussion of the Bank’s borrowings.

Stockholders Equity:  Stock repurchases were a primary contributor to an overall decrease in stockholders’ equity of $9.0 million, or 6.7%, from $133.1 million at December 2007 to $124.1 million at December 31, 2008. Legacy purchased 462,048 shares of stock at an average price of $13.24 per share during 2008 as part of the Stock Repurchase Program announced in December 2007. Equity has also decreased as current market conditions have resulted in an increase in the unrealized loss on available-for-sale investment securities. Total equity was positively affected by a contribution of $1.4 million from net income and the amortization of unearned compensation, offset somewhat by the declaration of a dividend of $0.05 per share during each quarter of 2008.

Operating Results Overview

Legacy Bancorp, Inc. reported a net loss of $451,000, or $0.06 per diluted share for the quarter ended December 31, 2008, and net income of $1.4 million, or $0.18 per diluted share for the twelve months ended December 31, 2008, an increase of $199,000, or 16.0% from net income of $1.2 million in 2007. The increase in year to date net income is primarily a result of an increase in net interest income and a decrease in non-interest expenses, particularly in the salaries and benefits categories. These expense categories were impacted in 2007 by the reduction in workforce and executive retirements which occurred at the end of the year. This decrease in operating expenses was offset by a decrease in non-interest income in 2008, caused primarily by charges incurred for the reduction of value of certain investment securities deemed to be other-than temporarily impaired. The book value per share and tangible book value per share were $14.14 and $12.74, respectively, at December 31, 2008.

Net Interest Income:  Legacy Bancorp’s results of operations, or net income, are dependent mainly on net interest income, which is the difference between the income earned on its loan and investment portfolios and interest expense incurred on its deposits and borrowed funds. Net interest income represented 92.0% and 80.2% of our total net revenue (net interest income plus non-interest income) for the years ended December 31, 2008 and 2007, respectively. Our net interest margin was 3.27% and 3.01% for the years ended December 31, 2008 and 2007, respectively. The overall interest rate environment and changes in interest rates have a direct impact on net interest income. We utilize a rigorous asset and liability management process to manage interest rate risk. We monitor the interest rate environment and set interest rates on our deposit and loan products to effectively manage interest rate risk. To this end, we are aided by a quarterly review of critical assumptions, modeling projections, back testing of the model’s previous projections against actual results, analysis of changes, opportunities and risks associated with changes in market interest rates, and liquidity analysis. For a more detailed description of our asset and liability management process, see Item 7a: Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk”.

Non-Interest Expense:  Legacy Bancorp’s non-interest expense consists primarily of compensation and employee benefits, office occupancy, technology, marketing, general administrative expenses and income tax expense. We use the efficiency ratio (non-interest expense for the period minus expenses related to the amortization of intangible assets divided by the sum of net interest income before the loan loss provision, plus non-interest income, not including gains or losses on the sale or impairment of securities) and the expense ratio (non-interest expense to total average assets) as the primary measurements to monitor and control non-interest expense. For the year ended December 31, 2008, the efficiency and expense ratios were 77.5% and 2.89%, respectively. For the year ended December 31, 2007, the efficiency and expense ratios were 93.0% and 3.23%, respectively. The improvement in the efficiency ratio was primarily a result of the increase in net interest margin coupled with a decrease in operating expenses. Operating expenses decreased in 2008 primarily as a result of lower salaries and benefits, including the amortization of the expense associated with the 2006 Equity Incentive Plan, as well as savings achieved as a result of the reduction in workforce and executive retirements which occurred in the fourth quarter of 2007.

Net income:  Return on average assets (ROAA) is a primary measurement of net income relative to peer banks. In 2008, ROAA was significantly impacted by charges related to decreases in the value of certain investment securities deemed to be other-than-temporarily impaired. In 2007, the ROAA was impacted by the non-interest expenses related to the reduction in workforce and executive retirements, as well as the amortization expense associated with the 2006 Equity Incentive Plan. For the years ended December 31, 2008 and 2007 the ROAA was 0.16% and 0.15%, respectively. In addition to net interest income and non-interest expense, results of operations are also affected by fee income from banking and non-banking operations, provisions for loan losses, gains (losses) on sales of loans and securities available for sale, loan servicing income and other miscellaneous income.

Comparison of Operating Results For the Years Ended December 31, 2008 and 2007

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

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans — Net(1)	$676,222	$41,944	6.20%	$614,567	$40,460	6.58%	$564,446	$35,905	6.36%
Investment securities	164,242	8,141	4.96%	163,860	8,261	5.04%	175,006	7,547	4.31%
Short-term investments	11,265	242	2.15%	13,558	636	4.69%	9,386	463	4.93%

Total interest-earning assets	851,729	50,327	5.91%	791,985	49,357	6.23%	748,838	43,915	5.86%
Non-interest-earning assets	67,973			50,212			41,187

Total assets	$919,702			$842,197			$790,025

Interest-bearing liabilities:
Savings deposits	$49,936	$203	0.41%	$46,986	$206	0.44%	$56,759	248	0.44%
Relationship Savings	121,990	2,557	2.10%	101,798	3,949	3.88%	78,628	3,049	3.88%
Money market	58,052	1,371	2.36%	53,523	1,961	3.66%	52,911	1,556	2.94%
NOW accounts	41,378	218	0.53%	35,333	230	0.65%	37,633	130	0.35%
Certificates of deposits	259,439	10,072	3.88%	240,571	11,500	4.78%	213,448	8,825	4.13%

Total interest-bearing deposits	530,795	14,421	2.72%	478,211	17,846	3.73%	439,379	13,808	3.14%
Borrowed Funds	191,708	8,044	4.20%	163,750	7,665	4.68%	147,421	6,531	4.43%

Total interest-bearing liabilities	722,503	22,465	3.11%	641,961	25,511	3.97%	586,800	20,339	3.47%
Non-interest-bearing liabilities	67,643			58,024			57,185

Total liabilities	790,146			699,985			643,985
Equity	129,556			142,212			146,040

Total liabilities and equity	$919,702			$842,197			$790,025

Net interest income		$27,862			$23,846			$23,576

Net interest rate spread(2)			2.80%			2.26%			2.39%
Net interest-earning assets(3)	$129,226			$150,024			$162,038

Net interest margin(4)			3.27%			3.01%			3.15%
Average interest-earning assets to interest-bearing liabilities			117.89%			123.37%			127.61%

(1)	Includes loans held for sale.

(2)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the twelve months ended December 31, 2008, 2007 and 2006.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31, 2008 vs. 2007			Year Ended December 31, 2007 vs. 2006
	Increase		Total	Increase		Total
	(Decrease) Due to		Increase	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)

Interest-earning assets:
Loans — Net	$3,496	$(2,012)	$1,484	$3,278	$1,277	$4,555
Investment securities	20	(140)	(120)	(429)	1,143	714
Short-term investments	(94)	(300)	(394)	195	(22)	173

Total interest-earning assets	3,422	(2,452)	970	3,044	2,398	5,442

Interest-bearing liabilities:
Savings deposits	39	(42)	(3)	(42)	—	(42)
Relationship Savings	1,059	(2,451)	(1,392)	900	—	900
Money market	185	(775)	(590)	18	387	405
NOW accounts	156	(168)	(12)	(8)	108	100
Certificates of deposits	1,020	(2,448)	(1,428)	1,195	1,480	2,675

Total deposits	2,459	(5,884)	(3,425)	2,063	1,975	4,038
Borrowed Funds	950	(571)	379	751	383	1,134

Total interest-bearing liabilities	3,409	(6,455)	(3,046)	2,814	2,358	5,172

Change in net interest income	$13	$4,003	$4,016	$230	$40	$270

Net Income:  Net income for the year ended December 31, 2008 was $1.4 million, an increase of $199,000 from net income of $1.2 million in the prior year. The increase is primarily a result of an increase in net-interest income coupled with a decrease in non-interest expenses, offset by a decrease in non-interest income as described below.

Net Interest Income:  The tables above set forth the components of the Company’s net interest income, yields on interest earning assets and interest bearing liabilities, and the effect on net interest income arising from changes in volume and rate. Net interest income increased from $23.8 million in 2007 to $27.9 million in 2008. The increase of $4.0 million, or 16.8%, is due mainly to an increase in the Company’s net interest margin from 3.01% in 2007 to 3.27% in 2008.

Interest Income:  Interest and dividend income increased $970,000, or 2.0%, to $50.3 million for the year ended December 31, 2008 from $49.4 million for the year ended December 31, 2007. The increase was caused by a $59.7 million increase in average interest-earning assets, which had the effect of increasing interest income by $3.4 million. Loans increased on average by $61.7 million between the two periods which was partially offset by a decrease in the average balances of short-term investments of $2.3 million. Changes in the interest rate environment contributed to a decrease in the average yield on loans from 6.58% for the year ended December 31, 2007 to 6.20%

for the same period in 2008, while the overall yield on interest earning assets decreased from 6.23% to 5.91% for the 2007 and 2008 periods, respectively. These changes in overall yields had the effect of decreasing interest income by $2.5 million.

Interest Expense:  Changes in interest rates also helped lower interest expense for the year ended December 31, 2008 by $1.6 million or 23.6% to $22.5 million compared to interest expense of $25.5 million for the year ended December 31, 2007. The effect of an increase in interest-bearing liabilities, which grew by an average of $80.5 million in 2008, was to increase interest expense by $3.4 million, while a decrease of 86 basis points, or 21.7%, in the average rates paid on interest-bearing liabilities decreased interest expense by $6.5 million. Both the changes in the yield curve and the banks liability pricing efforts resulted in the decrease in interest expense during the year.

Provision for Loan Losses:  The Bank records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb losses inherent in the loan portfolio. Refer to “Business — Asset Quality” for additional information about the Bank’s methodology for establishing its allowance for loan losses. The Bank recorded $1.5 million and $1.1 million in loan loss provisions during the years ended December 31, 2008 and 2007, respectively, representing an increase of $414,000, or 39.4%. This increase was a reflection of both the difference in the amount of and mix of loan growth for the respective periods, higher net charge-offs in 2008 and a continuous review and analysis of current market and economic conditions by management. At December 31, 2008, the allowance for loan losses totaled $6.6 million, or 0.95% of the loan portfolio, compared to $5.6 million, or 0.85%, of total loans at December 31, 2007.

Non-interest Income:  Non-interest income for the year ended December 31, 2008 decreased $3.5 million, or 59.1% to $2.4 million as compared to $5.9 million in 2007. The decrease is primarily due to the change from year to year in the net gain or loss on the sale of securities and accounting charges for securities which are deemed to be other-than-temporarily impaired (OTTI). For these items the Bank recorded a net loss of $3.2 million in 2008 as compared to a net gain of $510,000 in 2007. The primary cause of this decrease was an OTTI charge of $2.3 million in fourth quarter of 2008 related to the writedown of the Bank’s investments in certain equity securities and trust preferred backed bonds. For all of 2008, OTTI charges totaled $3.6 million, which included $972,000 related to the Bank’s investment in Freddie Mac and Fannie Mae preferred stock. The year to date decrease in non-interest income was partially offset by an increase of $214,000, or 42.8%, in income from bank-owned life insurance (BOLI) as a result of the Bank’s 2007 investment in $9.8 million of BOLI.

Non-interest Expense:  Non-interest expenses for the year ended December 31, 2008 decreased by $603,000, or 2.2% year to date. The December 2007 acquisition of five full service branch offices in eastern New York contributed to increases in occupancy and equipment, data processing, advertising and other general and administrative (G&A) expenses in 2008. Salary and benefit increases related to these offices were offset by decreases achieved from the reduction in workforce which occurred in the fourth quarter of 2007, resulting in a $1.5 million severance charge during that period. Salary and benefit expenses also benefited from a $1.4 million decrease in amortization expense related to the 2006 Equity Incentive Plan due primarily to the accelerated nature of the amortization. Conversely, other G&A expenses increased as a result of amortization expense of $653,000 related to the $3.2 million core deposit intangible acquired as part of the New York branch acquisition.

Income Taxes:  Income tax expense was $776,000 for the year ended December 31, 2008, an increase of $527,000 compared to $249,000 for the year ended December 31, 2007. The Company’s 2008 combined federal and state effective tax rate was 35.0% as compared to 16.7% for 2007. The 2008 tax expense was impacted by a third quarter state tax expense of $115,000 to adjust deferred income taxes as a result of a legislative change in the Massachusetts income tax rate scheduled to go into effect in the years 2010 through 2012. Additionally, tax expense was impacted by an adjustment of $125,000 in 2008 related to the valuation reserve established in 2005 related to the federal charitable contribution carryforward, as compared to a similar adjustment of $40,000 in 2007.

Comparison of Operating Results For the Years Ended December 31, 2007 and December 31, 2006

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

Non-interest Expense:  Non-interest expense increased by $5.9 million or 27.4%, to $27.2 million for the year ended December 31, 2007, compared to $21.3 million for the same period in 2006. The expense increase is primarily in the salaries and benefit categories which increased by $4.9 million, or 41.3% as compared to the same prior year period. The reduction in workforce and executive retirements announced in the fourth quarter of 2007 resulted in a severance accrual of $1.1 million during that period, as well as the acceleration of $499,000 of amortization expense associated with the Equity Incentive Plan. For the full year the Equity Incentive Plan amortization amounted to $3.0 million as compared to $417,000 expensed in 2006. Salary and benefits have also increased as a result of new branch and lending personnel associated with the de novo and acquired branch offices during the year. These new branches also had the impact of increasing occupancy and equipment, data processing, marketing and other expenses.

Income Taxes:  Income tax expense was $249,000 for the year ended December 31, 2007, a decrease of $2.4 million compared to $2.7 million for the year ended December 31, 2006. The combined federal and state effective tax rate changed significantly between the two years, from 48.6% in 2006 to 16.7% in 2007, primarily as a result of higher permanent tax versus book differences and lower separate company state income taxes. Additionally, the Company incurred an increase of $40,000 in the tax valuation reserve related to the federal charitable contribution carryforward in 2007 as compared to an increase of $659,000 in 2006.

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

Within management, the responsibility for risk management rests with the Risk Management department, headed by the Senior Vice President and General Counsel, other members of the department, and the senior officers responsible for lending, retail banking and human resources. The Risk Management department continually reviews the status of our risk management efforts, including reviews of internal and external audit findings, loan review findings, and the activities of the Asset/Liability Committee with respect to monitoring interest rate and liquidity risk. The Committee tracks any open items requiring corrective action with the goal of ensuring that each is addressed on a timely basis. The Senior Vice President and General Counsel reports all findings of the Risk Management department directly to the Audit Committee of the Bank.

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

The table below sets forth, as of December 31, 2008, the estimated changes in the Bank’s net interest income that would result from the designated twelve-month changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit run-off, and should not be relied upon as indicative of actual results.

Percentage Change in
Estimated Net Interest
Income Over 12 Months as
Compared to Flat Rates

400 basis point flattening increase in rates	3.4%
200 basis point flattening increase in rates	2.3%
200 basis point parallel increase in rates	3.9%
Flat interest rates	—
100 basis point parallel decrease in rates	(1.1)%

As indicated in the table above, the result of a 200 basis point parallel increase in interest rates is estimated to increase net interest income by 3.9% over a 12-month horizon, when compared to the flat rate scenario. For a 200 basis point “flattening” increase in the level of interest rates (shorter term rates increasing at a greater level than longer term rates), net interest income is estimated to increase by 2.3% over a 12-month horizon, when compared against the flat rate scenario. Inherent in these estimates is the assumption that certain transaction and savings account deposit rates would not increase while certain money market and relationship savings accounts would increase by 75 basis points for each 100 basis point increase in market interest rates. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.

The estimated change in net interest income from the flat rate scenario for a 100 basis point parallel decline in the level of interest rates is a decrease of 1.1%, which assumes little, if any, decrease in savings and interest-bearing checking rates, and an average decrease of approximately 57 basis points in money market and relationship savings rates, respectively, for each 100 basis point decrease in market interest rates. Given the level of market interest rates as of the end of 2008, the Bank did not measure the impact of a 200 basis point decline. Effectively, in the declining interest rate scenario, the Bank would be limited in its ability to lower rates given the already low rate environment, and the rates on certain interest-earning assets would thus decrease somewhat faster than the rates on liabilities. This simulation also incorporates the assumption that shorter-term FHLBB borrowings at December 31, 2008 are replaced mainly with borrowings with maturities averaging 2.5 years.

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

Liquidity Risk Management:  Liquidity risk, or the risk to earnings and capital arising from an organization’s inability to meet its obligations without incurring unacceptable losses, is managed by the Bank’s Chief Financial Officer, who monitors on a daily basis the adequacy of the Bank’s liquidity position. Oversight is provided by the Asset/Liability Committee, which reviews the Bank’s liquidity on a periodic basis, and by the board of directors of the Bank, which reviews the adequacy of our liquidity resources on a quarterly basis.

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At December 31, 2008, cash and due from banks, short-term investments and debt securities maturing within one year totaled $34.6 million or 3.7% of total assets.

We also rely on outside borrowings from the Federal Home Loan Bank of Boston, as an additional funding source. Over the past several years, the Bank has expanded its use of Federal Home Loan Bank of Boston borrowings to fund growth in the loan portfolio and to assist in the management of its interest rate risk. Federal Home Loan Bank of Boston borrowings outstanding totaled $197.9 million as of December 31, 2008. On that date, we had the ability to borrow an additional $38.1 million from the Federal Home Loan Bank of Boston, $10 million of which is in the form of an Ideal Way line of credit. Please refer Note 9 to the consolidated financial statements in Item 8 for a detailed discussion of Federal Home Loan Bank Advances.

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

Contractual Obligations:  The following tables present information indicating various contractual obligations and commitments of the Bank as of December 31, 2008 and the respective maturity dates:

	December 31, 2008
			More than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(Dollars in Thousands)

Federal Home Loan Bank of Boston advances	$197,898	$37,532	$57,650	$39,500	$63,216
Securities sold under agreements to repurchase	5,238	5,238	—	—	—
Operating leases	2,633	339	486	435	1,373

Total contractual obligations	$205,769	$43,109	$58,136	$39,935	$64,589

Loan Commitments :  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about Legacy Banks’ loan commitments outstanding as of December 31, 2008:

	December 31, 2008
			More than	More than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(Dollars in Thousands)

Commitments to grant loans(1)	$17,474	$17,474	$—	$—	$—
Commercial loan lines-of-credit	19,749	19,749	—	—	—
Unused portion of home equity loans(2)	67,037	790	4,901	13,895	47,451
Unused portion of construction loans(3)	15,479	15,479	—	—	—
Unused portion of overdraft lines-of-credit(4)	5,194	—	—	—	5,194
Unused portion of personal lines-of-credit(5)	826	—	—	—	826
Standby letters of credit(6)	742	742	—	—	—
Other commitments and contingencies(7)	8,640	8,640	—	—	—

Total loan & other commitments	$135,141	$62,874	$4,901	$13,895	$53,471

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of residential construction loans are available to the borrower for up to one year. Commercial construction loans maturities may be longer than one year.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.

(7)	Other commitments relate primarily to potential additional capital calls the Company is committed to contribute as part of its investment in certain limited partnerships.

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

Impact of Recent Accounting Pronouncements

Please refer to the note on Recent Accounting Pronouncements in Note 1 to the consolidated financial statements in Item 8 for a detailed discussion of recent accounting pronouncements.

Item 8:	Financial Statements And Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Legacy Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Legacy Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Legacy Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Legacy Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legacy Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Legacy Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Wolf & Company

Boston, Massachusetts
March 13, 2009

LEGACY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2008	2007

ASSETS
Cash and due from banks	$13,245	$13,931
Short-term investments	20,350	48,294

Cash and cash equivalents	33,595	62,225
Securities — Available for sale	132,357	134,544
Securities — Held to maturity	97	97
Other equity securities — at cost	20,185	17,413
Loans held for sale	—	395
Loans, net of allowance for loan losses of $6,642 in 2008 and $5,568 in 2007	695,264	653,629
Premises and equipment, net	19,770	18,866
Accrued interest receivable	3,633	3,404
Goodwill, net	9,687	9,687
Net deferred tax asset	10,023	5,580
Bank-owned life insurance	15,551	14,788
Other assets	4,495	3,913

	$944,657	$924,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits :
Noninterest-bearing	$66,545	$64,348
Interest-bearing	541,543	546,099

Total deposits	608,088	610,447
Securities sold under agreements to repurchase	5,238	4,055
Federal Home Loan Bank advances	197,898	167,382
Mortgagors’ escrow accounts	1,015	1,034
Accrued expenses and other liabilities	8,276	8,531

Total liabilities	820,515	791,449

Commitments and contingencies
Stockholders’ Equity
Preferred Stock ($.01 par value, 10,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized and 10,308,600 issued at December 31, 2008 and 2007; 8,781,912 outstanding at December 31, 2008 and 9,240,960 outstanding at December 31, 2007)	103	103
Additional paid-in-capital	102,475	101,720
Unearned Compensation — ESOP	(8,055)	(8,787)
Unearned Compensation — Equity Incentive Plan	(2,727)	(3,525)
Retained earnings	58,534	58,709
Accumulated other comprehensive income (loss)	(4,722)	270
Treasury stock, at cost (1,526,688 shares at December 31, 2008 and 1,067,640 shares at December 31, 2007)	(21,466)	(15,398)

Total stockholders’ equity	124,142	133,092

	$944,657	$924,541

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

Interest and dividend income:
Loans	$41,944	$40,460	$35,905
Securities:
Taxable	6,964	7,193	6,647
Tax-Exempt	526	282	239
Dividends	651	786	661
Short-term investments	242	636	463

Total interest and dividend income	50,327	49,357	43,915

Interest expense:
Deposits	14,421	17,846	13,808
Federal Home Loan Bank advances	7,945	7,539	6,395
Other borrowed funds	99	126	136

Total interest expense	22,465	25,511	20,339

Net interest income	27,862	23,846	23,576
Provision for loan losses	1,465	1,051	233

Net interest income after provision for loan losses	26,397	22,795	23,343

Non-interest income:
Customer service fees	3,202	3,059	2,832
Portfolio management fees	1,141	1,183	1,001
Income from bank-owned life insurance	714	500	222
Insurance, annuities and mutual fund fees	198	254	211
Gain (loss) on sales/impairment of securities, net	(3,194)	510	(1,736)
Gain on sales of loans, net	255	270	210
Gain on curtailment and settlement of defined benefit plan	—	—	605
Miscellaneous	91	110	107

Total non-interest income	2,407	5,886	3,452

Non-interest expenses:
Salaries and employee benefits	14,027	16,812	11,897
Occupancy and equipment	3,625	2,924	2,482
Data processing	2,627	2,314	1,987
Professional fees	842	1,008	1,564
Advertising	1,121	884	747
Other general and administrative	4,342	3,245	2,659

Total non-interest expenses	26,584	27,187	21,336

Income before income taxes	2,220	1,494	5,459
Provision for income taxes	776	249	2,653

Net income	$1,444	$1,245	$2,806

Earnings per share
Basic	$0.18	$0.14	$0.29
Diluted	$0.18	$0.14	$0.29
Weighted average shares outstanding
Basic	8,058,594	8,856,372	9,559,791
Diluted	8,082,498	8,873,180	9,559,791

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands)

							Accumulated
					Unearned		Other
			Additional	Unearned	Compensation —		Comprehensive		Total
	Common Stock		Paid-in	Compensation —	Equity	Retained	Income	Treasury	Stockholders’
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	(Loss)	Stock	Equity

Balance at December 31, 2005	10,308,600	$103	$100,202	$(10,252)	$—	$57,202	$(1,089)	$—	$146,166
Comprehensive income:
Net Income	—	—	—	—	—	2,806	—	—	2,806
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	1,471	—	1,471

Total comprehensive income									4,277

Cash dividends declared ($0.12 per share)	—	—	—	—	—	(1,145)	—	—	(1,145)
Establishment of stock incentive plan — restricted stock	—	—	5,554	—	(5,554)	—	—	—	—
Restricted stock expense	—	—	—	—	179	—	—	—	179
Stock option expense	—	—	238	—	—	—	—	—	238
Release of ESOP stock	—	—	100	733	—	—	—	—	833
Adjustment to initially apply FASB Statement No. 158, net of tax effect	—	—	—	—	—	—	(551)	—	(551)

Balance at December 31, 2006	10,308,600	$103	$106,094	$(9,519)	$(5,375)	$58,863	$(169)	$—	$149,997
Comprehensive income:
Net income	—	—	—	—	—	1,245	—	—	1,245
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	473	—	473
Amortization of benefit plan gains (losses) and prior service costs	—	—	—	—	—	—	(34)	—	(34)

Total comprehensive income									1,684

Cash dividends declared ($0.16 per share)	—	—	—	—	—	(1,399)	—	—	(1,399)
Common stock repurchased — Restricted stock portion of 2006 Equity Incentive Plan (412,344 shares)	(65,844)	—	(5,579)	—	—	—	—	(1,080)	(6,659)
Common stock repurchased — 5% Stock Repurchase Program announced April 2007	(515,430)	—	—	—	—	—	—	(7,534)	(7,534)
Common stock repurchased — 5% Stock Repurchase Program announced August 2007	(486,366)	—	—	—	—	—	—	(6,784)	(6,784)
Stock option expense	—	—	1,121	—	—	—	—	—	1,121
Restricted stock expense	—	—	—	—	1,863	—	—	—	1,863
Restricted stock granted	—	—	13	—	(13)	—	—	—	—
Release of ESOP stock	—	—	71	732	—	—	—	—	803

Balance at December 31, 2007	9,240,960	$103	$101,720	$(8,787)	$(3,525)	$58,709	$270	$(15,398)	$133,092
Comprehensive income:
Net income	—	—	—	—	—	1,444	—	—	1,444
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(5,079)	—	(5,079)
Amortization of benefit plan gains (losses) and prior service costs	—	—	—	—	—	—	87	—	87

Total comprehensive income									(3,548)

Cash dividends declared ($0.20 per share)	—	—	—	—	—	(1,612)	—	—	(1,612)
Common stock repurchased — 5% Stock Repurchase Program announced December 2007	(462,048)	—	—	—	—	—	—	(6,117)	(6,117)
Stock option expense	—	—	784	—	—	—	—	—	784
Restricted stock expense	—	—	—	—	840	—	—	—	840
Restricted stock granted	3,000	—	—	—	(42)	(7)	—	49	—
Release of ESOP stock	—	—	(29)	732	—	—	—	—	703

Balance at December 31, 2008	8,781,912	$103	$102,475	$(8,055)	$(2,727)	$58,534	$(4,722)	$(21,466)	$124,142

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$1,444	$1,245	$2,806
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,465	1,051	233
Net (accretion) amortization of securities	(53)	(794)	(1,058)
Amortization of core deposit intangible	653	39	—
Depreciation and amortization expense	1,482	1,191	1,014
(Gain) loss on sales/impairment of securities, net	3,194	(510)	1,736
Gain on sales of loans, net	(255)	(270)	(210)
Loans originated for sale	(10,345)	(18,170)	(11,279)
Proceeds from sales of loans	23,730	18,045	11,615
Share-based compensation expense	1,624	2,984	417
Deferred tax (benefit) provision	(1,237)	(1,348)	279
Employee Stock Ownership Plan expense	703	803	833
Net change in:
Bank-owned life insurance	(763)	(550)	(271)
Accrued interest receivable	(229)	148	(317)
Other assets	(1,235)	84	794
Accrued expenses and other liabilities	(110)	2,358	(671)

Net cash provided by operating activities	20,068	6,306	5,921

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	56,456	7,139	69,414
Maturities, prepayments and calls	43,166	115,003	93,823
Purchases	(108,919)	(92,431)	(156,326)
(Purchase) redemption of Federal Home Loan Bank stock	(210)	(1,723)	57
Purchase of other investments	(2,587)	(1,908)	(1,500)
Maturities, prepayments and call of other investments	25	40	9
Loan originations and purchases, net of principal payments	(55,835)	(75,313)	(31,535)
Purchases of bank-owned life insurance	—	(9,814)	—
Additions to premises and equipment	(2,386)	(3,245)	(2,194)
Net cash received in branch acquisition	—	64,819	—

Net cash (used) provided by investing activities	(70,290)	2,567	(28,252)

Cash flows from financing activities:
Net (decrease) increase in deposits	(2,359)	15,570	43,784
Net (decrease) increase in securities sold under agreements to repurchase	1,183	(1,520)	576
Repayment of Federal Home Loan Bank advances	(871,460)	(287,517)	(159,974)
Proceeds from Federal Home Loan Bank advances	901,976	327,461	141,489
Net increase (decrease) in mortgagors’ escrow accounts	(19)	90	13
Repurchase of common stock	(6,117)	(20,977)	—
Payment of dividends on common stock	(1,612)	(1,399)	(1,145)

Net cash provided by financing activities	21,592	31,708	24,743

Net change in cash and cash equivalents	(28,630)	40,581	2,412
Cash and cash equivalents at beginning of period	62,225	21,644	19,232

Cash and cash equivalents at end of period	$33,595	$62,225	$21,644

Supplemental cash flow information:
Interest paid on deposits	$14,453	$17,912	$14,360
Interest paid on Federal Home Loan Bank advances	7,933	7,382	7,397
Interest paid on other borrowed funds	99	126	136
Income taxes paid	1,375	1,750	2,025
Transfers from loans to loans held for sale	12,735	—	126

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

Business

The Company provides a variety of financial services to individuals and businesses through its full service offices in Berkshire County, Massachusetts and Eastern New York. Its primary deposit products are savings, checking and term certificate accounts and its primary lending products are consumer, residential and commercial mortgage loans. The Company also provides trust and investment management services through its portfolio management division, and offers insurance services through the Bank’s subsidiary, Legacy Insurance Services.

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

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities, the fair values of private issue mortgage-backed securities and the valuation of deferred tax assets.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the Northeast region of the United States; specifically Western Massachusetts and Eastern New York. Notes 3 and 4 discuss the types of securities that the Company invests in. Note 5 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer. Within the investment portfolio, the Company has a significant amount of corporate debt securities, including mortgage-backed securities, issued by companies in the financial services sector. Given the current market conditions, this sector has an enhanced level of credit risk. As of December 31, 2008, the investment portfolio also includes marketable equity securities issued by companies in the financial services sector with a fair value of $987.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits in banks and short-term investments with maturities of ninety days or less at date of purchase.

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

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. Savings Bank Life Insurance Company of Massachusetts (“SBLI”) stock is reported at cost which was the fair value at acquisition as determined by an appraisal performed by independent investment consultants retained by SBLI.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Certain other equity security investments that do not have readily determinable fair values are carried at cost. The investments are reviewed for impairment at least annually or sooner if events or changes occur which indicate that the carrying value may not be recoverable.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Other real estate owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from other real estate owned.

Premises and equipment

Land is carried at cost. Buildings, improvements and equipment are carried at cost, less accumulated depreciation and amortization computed primarily on the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

Goodwill and other intangible assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. Other intangible assets consist of core deposit intangible assets arising from the acquisition of branch offices in 2007. The asset was initially measured at fair value and is being amortized on a straight-line method over its useful life of 5 years.

Bank-owned life insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value. Changes in cash surrender value are reflected in non-interest income on the consolidated statement of income and are not subject to income taxes.

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

Employee stock ownership plan

Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

Share-based compensation plans

The Company measures and recognizes compensation cost relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued. Share-based compensation is recognized over the period the employee is required to provide services for the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted.

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

Treasury stock

Common stock shares repurchased are recorded as treasury stock at cost.

Earnings per common share

Basic earnings per share is determined by dividing net income by the weighted-average number of net outstanding common shares for the period. The net outstanding common shares equals the gross number of common shares issued less the average unallocated shares of the Legacy Banks Employee Stock Ownership Plan (“ESOP”), the average number of treasury shares and the average number of unvested shares related to restricted stock awards. Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all potential common shares have been issued by the Company. Potential common shares to be issued would include those related to outstanding options and unvested stock awards determined using the treasury stock method. The earnings per share calculation excludes 804,280 options for which the effect would have been antidilutive.

Earnings per common share have been computed based upon the following:

	Year Ended December 31,
	2008	2007	2006

Net income applicable to common stock	$1,444	$1,245	$2,806
Average number of shares issued	10,308,600	10,308,600	10,308,600
Less: average unallocated ESOP shares	(638,908)	(693,830)	(748,809)
Less: average treasury shares	(1,342,802)	(411,851)	—
Less: average unvested restricted stock awards	(268,296)	(346,547)	—

Average number of basic shares outstanding	8,058,594	8,856,372	9,559,791
Plus: dilutive unvested restricted stock awards	23,551	16,808	—
Plus: dilutive stock option shares	353	—	—

Average number of diluted shares outstanding	8,082,498	8,873,180	9,559,791
Basic earnings per share	$0.18	$0.14	$0.29
Diluted earnings per share	$0.18	$0.14	$0.29

Comprehensive income/loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
	2008	2007	2006

Net unrealized holding gains (losses) on available for sale securities	$(11,537)	$1,247	$630
Reclassification adjustment for (gains) losses realized in income	(356)	(510)	1,736
Reclassification adjustment for impairment losses recognized in income	3,550	—	—

	(8,343)	737	2,366
Tax effect	3,264	(264)	(895)

Net-of-tax amount	(5,079)	473	1,471

Amortization of benefit plan gains, (losses) and prior service costs	147	(57)	—
Tax effect	(60)	23	—

Net-of-tax amount	87	(34)	—

	$(4,992)	$439	$1,471

The components of accumulated other comprehensive income/loss and related tax effects are as follows:

	December 31,
	2008	2007

Net unrealized holding gains (losses) on available for sale securities	$(6,922)	$1,421
Tax effects	2,698	(566)

Net-of-tax amount	(4,224)	855

Unrecognized net actuarial loss and prior service costs pertaining to Directors’ fee plan	(843)	(990)
Tax effect	345	405

Net-of-tax amount	(498)	(585)

	$(4,722)	$270

The following amounts, included in accumulated other comprehensive loss at December 31, 2008, are expected to be recognized as components of net periodic pension costs for the year ended December 31, 2009:

Actuarial loss	$19
Prior service cost or credit	$145

Recent accounting pronouncements

In March of 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the consolidated financial statements of the Company.

In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP 99-20-1”). FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. FSP 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. The Company adopted FSP 99-20-1 as of December 31, 2008 and the adoption did not have a material impact on the consolidated financial statements.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). In February 2008, the FASB issued a Staff Position which delays the effective date of Statement No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company adopted this statement, except for items covered by the Staff Position, as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements.

In October, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157- 3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. The Company applied the guidance contained in FSP 157- 3 in determining fair values at December 31, 2008, and it did not have a material impact on the consolidated financial statements.

In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability is recognized in accordance with applicable authoritative guidance. This EITF was adopted by the Company on January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-based Payment Awards, which requires an entity to recognize, as an increase to additional paid-in capital, the income tax benefits related to dividends that are charged to retained earnings for nonvested equity shares or options. This EITF was adopted on January 1, 2008 and did not have a material impact on the consolidated financial statements of the Company.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement. An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may generally be applied instrument by instrument and is irrevocable. This Statement was adopted by the Company on January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank of Boston. At December 31, 2008 and 2007 these reserve balances amounted to $1,000. The bank is also required to maintain a minimum balance with a company that provides official and treasury check services to customers of the bank. The minimum balance requirement at December 31, 2007 was $708. In 2008, the Bank utilized a different vendor for these services and is no longer required to maintain a minimum balance.

3.	SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	December 31,
	2008	2007

Federal funds sold	$16,278	$22,199
FHLB overnight deposits	4,072	15,277
Money market funds	—	10,818

	$20,350	$48,294

4.	SECURITIES

Securities and other investments consist of the following:

	December 31,
	2008	2007

Securities available for sale, at fair value	$132,357	$134,544
Securities held to maturity, at amortized cost	97	97
Other equity securities, at cost:
Federal Home Loan Bank of Boston stock	10,932	10,722
Savings Bank Life Insurance Company of Massachusetts stock	1,709	1,709
Non-marketable equity securities and other investments	7,544	4,982

	$152,639	$152,054

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

4.	SECURITIES — (Continued)

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale
Debt securities:
Government-sponsored enterprises (GSE)	$36,459	$463	$(90)	$36,832
Municipal	15,876	176	(420)	15,632
Corporate and other	363	—	—	363
GSE mortgage-backed	51,679	921	(110)	52,490
Private issue mortgage-backed securities	28,588	—	(7,092)	21,496

Total debt securities	132,965	1,560	(7,712)	126,813
Marketable equity securities	6,314	92	(862)	5,544

Total securities available for sale	$139,279	$1,652	$(8,574)	$132,357

Securities Held to Maturity
Other bonds and obligations	$97	$—	$—	$97

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale
Debt securities:
Government-sponsored enterprises (GSE)	$48,041	$234	$(13)	$48,262
Municipal	9,930	48	(37)	9,941
Corporate and other	1,501	30	—	1,531
GSE mortgage-backed securities	53,628	341	(33)	53,936
Private issue mortgage-backed securities	11,923	17	(150)	11,790

Total debt securities	125,023	670	(233)	125,460

Marketable equity securities	8,100	1,435	(451)	9,084

Total securities available for sale	$133,123	$2,105	$(684)	$134,544

Securities Held to Maturity
Other bonds and obligations	$97	$—	$—	$97

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

4.	SECURITIES — (Continued)

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2008 is as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within 1 year	$1,000	$1,000	$—	$—
Over 1 year to 5 years	4,491	4,577	82	82
Over 5 years to 10 years	15,087	15,389	—	—
Over 10 years	32,120	31,861	15	15

Total bonds and obligations	52,698	52,827	97	97
Mortgage-backed securities	80,267	73,986	—	—

Total debt securities	$132,965	$126,813	$97	$97

For the years ended December 31, 2008, 2007 and 2006, proceeds from the sale and call of securities available for sale amounted to $74,169, $7,139 and $69,414 respectively. Gross gains of $947, $835 and $296, respectively, and gross losses of $653, $325 and $2,032, respectively, were realized on those sales. Gross gains on called securities were $62 in 2008.

At December 31, 2008 and 2007, the Company has pledged securities with an amortized cost of $6,882 and $8,950 respectively, and a fair value of $6,934 and $9,041 respectively, to a commercial bank, as collateral for repurchase agreements, and for its treasury tax and loan account. At December 31, 2008 the Company also has pledged securities with an amortized cost of $15,195 and a fair value of $14,933 to the Federal Reserve Bank as collateral for its borrowing line. Additionally, certain securities are pledged as collateral to the Federal Home Loan Bank of Boston as described in Note 10.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

4.	SECURITIES — (Continued)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

December 31, 2008:
Debt securities:
Government-sponsored enterprises	$90	$5,821	$—	$—
Municipal	354	6,078	66	2,551
GSE mortgage-backed	81	5,737	29	637
Private issue mortgage-backed securities	5,037	16,172	2,055	5,324

Total debt securities	5,562	33,808	2,150	8,512
Marketable equity securities	862	2,530	—	—

Total temporarily impaired securities	$6,424	$36,338	$2,150	$8,512

December 31, 2007:
Debt securities:
Government-sponsored enterprises	$13	$13,481	$—	$—
Municipal	27	2,960	10	1,621
GSE mortgage-backed securities	15	10,502	18	1,034
Private issue mortgage-backed securities	—	—	150	8,432

Total debt securities	55	26,943	178	11,087
Marketable equity securities	411	2,489	40	393

Total temporarily impaired securities	$466	$29,432	$218	$11,480

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2008, temporarily impaired debt and mortgage-backed securities have unrealized losses with aggregate depreciation of 15.4% from the Company’s amortized cost basis. The unrealized losses on the Company’s investment in debt securities and mortgage-backed securities issued by the U.S. government and government-sponsored enterprises were caused by interest rate increases. These investments are guaranteed by the U.S. Government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

The unrealized losses on the Company’s investment in mortgage-backed securities issued by certain private entities are primarily caused by (a) recent lack of liquidity in the market for these securities and (b) recent downgrades in certain levels of these securities by several industry analysts. The contractual terms of these investments do not permit the issuers to settle the security at a price less than the par value of the investment. While certain individual securities’ credit ratings have decreased below AAA (S&P), the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments based on the current credit statistics of the underlying collateral and the level of credit support available to absorb losses. Therefore, it is expected that the bonds would not be ultimately settled at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

4.	SECURITIES — (Continued)

At December 31, 2008, seventeen marketable equity securities have unrealized losses with aggregate depreciation of 25.4% from the Company’s cost basis. Although some issuers may have shown declines in earnings as a result of the weakened economy, the Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the depreciation of value and has analyzed the issuer’s financial condition and financial performance as well as industry analysts’ reports. Based on that evaluation as well as the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

During 2008, the Company recorded other-than-temporarily impaired charges related to certain debt and marketable equity securities in the amount of $531 and $3.0 million, respectively.

5.	LOANS

A summary of the balances of loans follows:

	December 31,
	2008	2007

Mortgage loans on real estate:
Residential	$344,235	$349,772
Commercial	246,374	212,191
Home equity	63,138	56,752

	653,747	618,715

Other loans:
Commercial	34,242	27,664
Consumer and other	12,386	11,421

	46,628	39,085

Total loans	700,375	657,800
Net deferred loan costs	1,531	1,397
Allowance for loan losses	(6,642)	(5,568)

Loans, net	$695,264	$653,629

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2008	2007	2006

Balance at beginning of year	$5,568	$4,677	$4,220
Provision for loan losses	1,465	1,051	233
Recoveries	188	58	387
Loans charged-off	(579)	(218)	(163)

Balance at end of year	$6,642	$5,568	$4,677

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

5.	LOANS — (Continued)

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
	2008	2007	2006

Impaired loans with no valuation allowance	$5,771	$810	$277
Impaired loans with a valuation allowance	4,611	1,982	2,042

Total impaired loans	$10,382	$2,792	$2,319

Valuation allowance allocated to impaired loans	$966	$440	$374

Average investment in impaired loans	$7,808	$3,293	$2,253

Interest income recognized on impaired loans	$—	$—	$—

Non-accrual loans	$7,549	$1,532	$879

There were no loans past-due ninety days or more and still accruing at December 31, 2008, 2007 and 2006.

No additional funds are committed to be advanced in connection with impaired loans.

The Company has sold loans in the secondary market and has retained the servicing responsibility and receives fees for the services provided. Loans sold and serviced for others amounted to $24,046 and $8,161 at December 31, 2008 and 2007, respectively.

6.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,		Estimated
	2008	2007	Useful Lives

Premises:
Land	$1,414	$1,414
Buildings and improvements	20,050	19,294	5-39 Years
Furniture and equipment	8,548	7,745	3-10 Years
Construction in process	828	—

	30,840	28,453
Accumulated depreciation and amortization	(11,070)	(9,587)

	$19,770	$18,866

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 amounted to $1,482, $1,191 and $1,041, respectively.

Construction in process as of December 31, 2008 represented costs incurred in connection with the construction of a new branch location in Latham, New York which opened during January 2009.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill in connection with the purchase of a financial institution in 1997. In 2007, the Company recorded goodwill in connection with the purchase of five branch offices located in Eastern New York State from First Niagara Bank. The activity in the balance for goodwill during the year is as follows:

	Year Ended December 31,
	2008	2007

Balance at beginning of the year	9,687	3,085
Acquired goodwill	—	6,602
Impairment	—	—

Balance at end of year	9,687	9,687

Other intangible assets

Other intangible assets consist of core deposit intangible assets arising from the acquisition of branch offices in 2007. The asset was initially measured at fair value and will be amortized on a straight line method over its estimated useful life, which was determined to be 5 years.

	December 31,
	2008	2007

Gross Carrying Value	3,247	3,247
Accumulated Amortization	(692)	(39)

	2,555	3,208

Estimated Amortization expense is as follows:

Years Ended December 31,

2009	649
2010	649
2011	649
2012	608

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

8.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2008	2007

Demand	$66,545	$64,348
Regular savings	46,946	53,684
Relationship savings	121,376	112,705
Money market deposits	60,174	64,373
NOW deposits	43,206	41,981

Total non-certificate accounts	338,247	337,091

Term certificates less than $100,000	162,739	161,385
Term certificates of $100,000 or more	107,102	111,971

Total certificate accounts	269,841	273,356

Total deposits	$608,088	$610,447

A summary of certificate accounts by maturity, is as follows:

	Amount
Maturing During the Year Ending December 31,	2008	2007

2008	$—	$241,542
2009	171,540	20,633
2010	68,993	6,583
2011	23,135	2,472
2012	3,797	2,040
2013	2,354	33
Therafter	22	53

	$269,841	$273,356

At December 31, 2008 and 2007, brokered certificates of deposit in the amount of $22,822 and $9,357, respectively, with a weighted average rate of 4.18% and 5.28%, respectively, are included in certificates of deposits.

9.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are funds borrowed from customers on an overnight basis that are collateralized by securities.

A summary of repurchase agreements is as follows:

	December 31,
	2008	2007

Repurchase agreements with customers	$5,238	$4,055

Fair value of securities underlying the agreements	$6,386	$8,251

Weighted average interest rate	2.03%	2.95%

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

10.	FEDERAL HOME LOAN BANK ADVANCES

A summary of outstanding advances from the Federal Home Loan Bank of Boston, by maturity, is as follows at December 31, 2008 and 2007:

					Weighted Average
	Amount				Interest Rate
Maturing During the Year Ending December 31,	2008		2007		2008	2007

2008	$—		$53,200		—%	4.88%
2009	37,532	*	38,303	*	4.52	4.50
2010	45,150		30,650		4.32	4.79
2011	12,500		—		3.59	—
2012	22,000		20,000		4.11	4.24
2013	17,500		—		3.79	—
Thereafter	63,216	*	25,229	*	3.78	4.23

	$197,898		$167,382		4.07%	4.60%

*	Includes amortizing advances requiring $67 in combined monthly principal and interest payments at December 31, 2008.

Certain advances have early call provisions through 2018. The amount of callable advances by maturity date as of December 31, 2008 is as follows:

2009	$3,000
2010	4,500
2011	—
2012	18,000
2013	2,000
Thereafter	60,500

$88,000

The Company also has an Ideal Way line of credit at the Federal Home Loan Bank in an amount up to $10,000. There were no advances under this line of credit as of December 31, 2008 or 2007. All borrowings from the Federal Home Loan Bank of Boston are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of certain first mortgage loans on owner-occupied residential property, and 90% of the market value of U.S. Government-sponsored enterprises obligations.

11.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2008	2007	2006
Current tax provision:
Federal	$1,709	$1,395	$1,927
State	304	202	447

	2,013	1,597	2,374

Deferred tax benefit:
Federal	(1,154)	(950)	(372)
State	(208)	(438)	(8)

	(1,362)	(1,388)	(380)

Change in valuation reserve	125	40	659

	$776	$249	$2,653

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

11.	INCOME TAXES — (Continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	2.9	(10.4)	5.3
Bank-owned life insurance	(10.9)	(11.4)	(1.4)
Dividends received deduction	(2.6)	(3.4)	(0.7)
Change in valuation reserve	5.6	2.7	12.1
Tax-exempt income	(6.4)	(5.1)	(1.2)
Stock-based compensation plan	7.8	7.9	0.5
Other, net	4.6	2.4	—

Effective tax rates	35.0%	16.7%	48.6%

The components of the net deferred tax asset are as follows:

	December 31,
	2008	2007

Deferred tax assets:
Federal	$10,533	$6,855
State	2,129	1,522

	12,662	8,377
Valuation reserve	(1,654)	(1,529)

	11,008	6,848

Deferred tax liabilities:
Federal	(763)	(960)
State	(222)	(308)

	(985)	(1,268)

Net deferred tax asset	$10,023	$5,580

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

11.	INCOME TAXES — (Continued)

The tax effects of each type of item that gives rise to deferred tax assets (liabilities) are as follows:

	December 31,
	2008	2007

Net unrealized loss (gain) on securities available for sale	$2,698	$(566)
Depreciation and amortization	66	67
Deferred income	(612)	(572)
Allowance for loan losses	2,653	2,277
Employee benefit plans	2,892	3,036
Capital loss carryforward	281	326
Charitable contribution carryforward	1,936	2,119
Projected benefit obligation — Directors fee plan	345	405
Impairment losses	1,530	108
Other	(112)	(91)
Valuation reserve	(1,654)	(1,529)

Net deferred tax asset	$10,023	$5,580

A summary of the change in the valuation reserve for deferred tax assets is as follows:

	December 31,
	2008	2007	2006

Balance at beginning of year	$1,529	$1,489	$830
Reserve for charitable contribution carryforward	125	40	659

Balance at end of year	$1,654	$1,529	$1,489

A federal income tax reserve of $830 was established in the fourth quarter of 2005 to reflect the uncertainty of fully utilizing a five-year charitable contribution carryforward of approximately $7,200. This reserve was increased by $125, $40 and $659 in 2008, 2007 and 2006, respectively to reflect greater uncertainty of full utilization. The carryforward was created primarily by the contribution of 763,600 shares of the Company’s common stock to the Legacy Banks Foundation as part of the mutual to stock conversion in 2005.

The federal income tax reserve for loan losses at the Company’s base year is $5,416. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve only to absorb loan losses, a deferred tax liability of $2,161 has not been provided.

12.	COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows at December 31, 2008 and 2007:

	December 31,
	2008	2007

Commitments to grant loans	$17,474	$27,070
Unused funds on commercial lines-of-credit	19,749	20,139
Unadvanced funds on home equity lines-of-credit	67,037	68,721
Unadvanced funds on construction loans	15,479	9,498
Standby letters-of-credit and other commitments	15,402	18,387

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

FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. The Company considers standby letters of credit to be guarantees under FIN No. 45. The amount of the liability related to guarantees at December 31, 2008 and 2007 was not material.

Operating lease commitments

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2008, pertaining to banking premises and equipment, future minimum rent commitments are as follows:

Years Ending
December 31,	Amount

2009	$339
2010	260
2011	226
2012	223
2013	212
Thereafter	1,373

$2,633

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

12.	COMMITMENTS AND CONTINGENCIES — (Continued)

Total rent expense for the years ended December 31, 2008, 2007 and 2006 amounted to $388, $256 and $217, respectively.

Legal claims

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

Employment and change of control agreements

The Company has entered into employment and change of control agreements with certain senior officers. The agreements provide for an annual base salary, subject to increase, and certain other benefits. They also guarantee customary corporate indemnification and insurance coverage under a standard directors’ and officers’ insurance policy throughout the employment term. The initial term of the agreements range from two to three years.

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

Branch Acquisition

On December 16, 2008, the Company announced that the Bank had entered into a Purchase and Assumption Agreement (the “Agreement”) with The Bank of Western Massachusetts to acquire certain assets and assume certain liabilities of a full-service branch office located in Haydenville, Massachusetts. The aggregate deposit liabilities related to the office to be assumed by the Bank are estimated to total approximately $11 million. The Bank has agreed to pay a premium of 4% of the deposits on the acquisition date. No customer loans are being transferred in connection with this transaction. The Bank intends to consummate its purchase and assumption transaction during the first quarter of 2009.

13.	MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of December 31, 2008 and 2007, the Bank met the capital adequacy requirements.

As of December 31, 2008 and 2007, Legacy Banks met the condition to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

13.	MINIMUM REGULATORY CAPITAL REQUIREMENTS — (Continued)

must maintain minimum total risk-based, Tier 1 risked-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The capital ratios and requirements for the Bank follows:

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008:
Total capital to risk weighted assets	$91,400	13.0%	$56,082	8.0%	$70,102	10.0%
Tier 1 capital to risk weighted assets:	84,533	12.1	28,041	4.0	42,061	6.0
Tier 1 capital to average assets:	84,533	9.4	26,917	3.0	44,862	5.0
December 31, 2007:
Total capital to risk weighted assets:	$89,183	13.9%	$51,265	8.0%	$64,081	10.0%
Tier 1 capital to risk weighted assets:	82,937	12.9	25,632	4.0	38,449	6.0
Tier 1 capital to average assets:	82,937	9.9	25,161	3.0	41,935	5.0

A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

	12/31/2008	12/31/2007

Total stockholders’ equity per consolidated financial statements	$124,142	$133,092
Adjustments for Bank Tier 1 capital:
Holding company equity adjustment	(30,187)	(37,002)
Net unrealized losses (gains) on available for sale securities	3,090	(841)
Unrecognized net actuarial loss and prior service costs	498	585
Net unrealized losses on available for sale equity securities	(754)	—
Disallowed goodwill and intangible assets and other adjustments	(12,256)	(12,897)

Total Bank Tier 1 capital	84,533	82,937
Adjustments for total capital:
Allowed unrealized (losses) gains on equity securities	—	440
Includable allowances for loan and commitment losses	6,867	5,806

Total Bank capital per regulatory reporting	$91,400	$89,183

The principal source of revenue for the Holding Company is dividends received from the Bank as well as interest from short-term investment securities. The Bank cannot pay any dividends that would cause it to have insufficient capital under regulatory guidelines.

14.	EMPLOYEE BENEFIT PLANS

Defined benefit plan

The Company froze its defined benefit pension plan effective October 31, 2005. In 2006, the Company voted to terminate the plan with final settlement, including the distribution of all plan assets, which was completed in the fourth quarter of 2006. The Company recorded a gain of $605 as a result of the settlement of the plan.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

14.	EMPLOYEE BENEFIT PLANS — (Continued)

Defined contribution plan

The Company has a 401(k) plan whereby each employee reaching the age of 21 and having completed 3 months of service, beginning with such employee’s date of hire, automatically becomes a participant in the plan. The plan provides for voluntary contributions by participating employees up to 75% of their compensation, subject to certain limitations. The Company matches up to 100% of the first 5% contributed by the employee after 1 year of service. Participants become fully vested in the Company paid portion after five years of service. Total defined contribution plan expense for the years ended December 31, 2008, 2007 and 2006 amounted to $353, $392, and $278 respectively.

Supplemental executive plans

The Bank adopted a Supplemental Executive Retirement Plan (SERP) in 2004 for the benefit of the Company’s Chief Executive Officer (CEO) and Chief Operating Officer (COO) which provides for monthly benefits upon retirement, subject to certain limitations as set forth in the Plan. The present value of these future benefits is accrued over the executives’ required service periods, and the expense for the years ended December 31, 2008, 2007 and 2006 amounted to $419, $539 and $669, respectively. On January 1, 2008 the COO retired and became fully vested in his SERP. The Company and the COO entered into a Separation Agreement and General Release dated as of November 5, 2007 pursuant to which the COO received cash severance equal to $138 on January 1, 2008 and a lump sum payout related to his SERP agreement equal to $951 in 2008.

Split dollar life insurance

As part of its investment in Bank-Owned Life Insurnance (BOLI), the Bank has agreements in place with 25 current employees and directors by which the employee’s named beneficiary will receive a portion of the proceeds from the policy in the event of the death of the employee. The named beneficiary will receive $100 if the employee dies while still employed by the Bank. Upon retirement from the Bank, the post-retirement benefit to the named beneficiary decreases to $5 until the employees’ 85th birthday, at which time the benefit is discontinued. This benefit is also discontinued if employment with the Bank is terminated for cause.

Employee Stock Ownership plan

As part of the mutual to stock conversion in 2005, the Bank established an Employee Stock Ownership (“ESOP”) Plan. The plan awards shares of the Company’s common stock to eligible employees primarily based on their compensation. The Company contributed funds to a subsidiary to enable it to grant a 15-year loan to the ESOP to enable it to purchase shares of the Company’s common stock in the open market following completion of the offering. As of December 31, 2005, the ESOP completed its open market purchases bringing the total shares purchased to 824,688, or 8% of the 10,308,600 shares outstanding on that date. This plan is a tax-qualified retirement plan for the benefit of all eligible Company employees.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

14.	EMPLOYEE BENEFIT PLANS — (Continued)

At December 31, 2008, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount

2009	545
2010	582
2011	623
2012	664
2013	712
Thereafter	5,432

$8,558

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. The fair value of unallocated shares was approximately $6.5 million and $8.7 million at December 31, 2008 and 2007, respectively.

Shares held by the ESOP include the following:

	December 31,
	2008	2007

Allocated	194,354	156,697
Unallocated	604,772	659,751

	799,126	816,448

Unallocated ESOP shares are not considered outstanding for calculating net income per common share. Unearned compensation attributable to such shares is reflected as a reduction in stockholders’ equity in the balance sheet. As ESOP shares are earned by participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. Total compensation expense recognized in connection with the ESOP for the year ended December 31, 2008, 2007 and 2006 was $703, $803,and $833, respectively.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

14.	EMPLOYEE BENEFIT PLANS — (Continued)

Director fee continuation plan

The Company has established an unfunded director fee continuation plan which provides certain benefits to all eligible non-employee members of the boards of directors of the Company and Bank upon retirement. Information pertaining to the activity in the plan follows:

	December 31,
	2008	2007

Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,539	$1,206
Interest cost	92	78
Service cost	85	78
Actuarial gain	42	216
Benefits paid	(39)	(39)

Benefit obligation accrued at end of year	1,719	1,539

Accumulated benefit obligation	$1,568	$1,373

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2008	2007

Discount rate	5.75%	6.00%
Rates of fee increase	5.00%	5.00%

The components of net periodic cost are as follows:

	Years Ended December 31,
	2008	2007	2006

Service Cost	$85	$78	$59
Interest Cost	92	78	65
Amortization of prior service cost	145	145	145
Actuarial loss	44	14	—

	$366	$315	$269

The assumptions used to determine net periodic cost are as follows:

	Years Ended December 31,
	2008	2007	2006

Discount rate	6.00%	5.75%	5.75%
Rates of fee increase	5.00%	5.00%	5.00%

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

15.	POSTRETIREMENT HEALTH AND LIFE INSURANCE BENEFITS

The Company provides certain health and dental care and life insurance benefits for current retired employees. The components of net periodic postretirement costs follows:

	Years Ended December 31,
	2008	2007	2006

Interest cost on projected benefits	$39	$36	$36
Recognized net actuarial loss	5	—	—
Net amortization of transition obligation and prior service cost	(1)	(1)	(1)

	$43	$35	$35

The following table sets forth the components of the accrued postretirement benefit obligation recognized in the Company’s consolidated balance sheets:

	December 31,
	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$656	$627
Interest cost	39	36
Actuarial gain (loss)	29	55
Benefits paid	(63)	(62)

Benefit obligation at end of year	$661	$656

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was an average of 5% at December 31, 2008, 2007 and 2006. The assumed discount rate used in determining the accumulated postretirement benefit obligation was an average of 6.00% at December 31, 2008, and 5.75% at December 31, 2007 and 2006, respectively. The health care cost trend rate assumption has an effect on the amount reported; as an example a 1% increase in health care costs would have the following effects:

	1% decrease	1% increase

Effect on total of service and interest cost components for 2008	$(3)	$3
Effect on the postretirement benefit obligation as of December 31, 2008	(40)	44

Estimated future benefit payments for the Plan year beginning January 1 are as follows:

2009	66
2010	65
2011	64
2012	62
2013	61
2014-2017	277

16.	EQUITY INCENTIVE PLAN

Stock options

Under the Company’s 2006 Equity Incentive Plan, approved by the Company’s shareholders on November 1, 2006, the Company may grant options to its directors, officers and employees for up to 1,030,860 shares of common

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

16.	EQUITY INCENTIVE PLAN — (Continued)

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

	For Options Granted In
	Years Ended December 31,
	2008	2007	2006

Fair Value	$2.90	$2.85	$3.98
Expected dividends	1.13%	1.24%	0.75%
Expected term (years)	6.50	6.50	6.50
Expected volatility	16.44%	15.90%	13.53%
Risk-free interest rate	3.02%	3.88%	4.54%

The expected volatility is based on historical volatility through the date of grant. The risk-free interest rate for periods within the contractual life of the awards is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term of 6.5 years is based on the simplified method calculation allowed for “plain-vanilla” share options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

The Company is employing an accelerated method of expense recognition for options, whereby compensation cost is measured on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards.

A summary of options under the Plan as of December 31, 2008, and changes during the year then ended, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(in years)	Value

Outstanding at January 1, 2008	904,300	$15.95	8.9
Granted	63,860	14.16	9.0
Forfeited or expired	(163,880)	15.98

Outstanding at December 31, 2008	804,280	$15.80	8.1	$—

Exercisable at December 31, 2008	144,380	$16.03	7.9	$—

Share-based compensation expense applicable to the Plan was $784, $1,121 and $238 for the years ended December 31, 2008, 2007 and 2006, respectively. The recognized tax benefit related to this expense for these years was approximately $191, $317 and $66, respectively. As of December 31, 2008, unrecognized stock-based compensation expense related to nonvested options amounted to $884. This amount is expected to be recognized over a weighted average period of 1.6 years.

Stock awards

Under the Company’s Employee Stock Award Plan, approved by the Company’s shareholders on November 1, 2006, the Company may grant stock awards to its directors, officers and employees for up to 412,344 shares of common stock. The stock awards vest at 20% per year. The fair market value of the stock allocations, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized over

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

16.	EQUITY INCENTIVE PLAN — (Continued)

the applicable vesting period. The Company recorded compensation cost related to stock awards of approximately $840, $1,863 and $179 for the years ended December 31, 2008, 2007 and 2006, respectively, and the recognized tax benefit related to this expense was approximately $335, $763 and $65, respectively.

A summary of the status of the Company’s stock awards is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Balance at beginning of year	347,500	$16.02
Granted	2,000	14.16
Vested	(69,300)	16.03
Forfeited	(11,560)	16.03

Balance at end of year	268,640	$16.00

As of December 31, 2008, there was approximately $2,528 of total unrecognized compensation cost related to nonvested stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

17.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to directors and executive officers and their affiliates. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. All loans to directors and executive officers of the Company and their affiliates are performing in accordance with the contractual terms of the loans as of December 31, 2008 and 2007.

An analysis of activity of such loans on an individual basis to directors and executive officers of the Company and their affiliates is as follows:

	Years Ended December 31,
	2008	2007

Balance at beginning of year	$2,792	$3,237
Additions/change in status	288	101
Repayments	(273)	(546)

Balance at end of year	$2,807	$2,792

18.  RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any time is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

At December 31, 2008, the Bank’s retained earnings available for the payment of dividends was approximately $59,118. Accordingly, $34,837 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2008. Funds available for loans or advances by the Bank to the Company amounted to approximately $5,912. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

19.	FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with FASB Statement No. 157, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Fair Value Hierarchy

In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 — Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 — Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or mortgage loans held for sale, for which the fair value is based on what the securitization market is currently offering for mortgage loans with similar characteristics.

Level 3 — Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain asset-backed securities, certain private equity investments and residential mortgage servicing rights.

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Cash and cash equivalents — The carrying amounts of cash and short-term instruments approximate fair values based on the short-term nature of the assets.

Interest-bearing deposits in banks — The carrying amounts of interest-bearing deposits maturing within ninety days approximate their fair values. Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current market rates for similar types of deposits.

Securities available for sale — The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities and debt and mortgage-backed securities issued by the U.S. government and government-sponsored enterprises. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include government-sponsored enterprise obligations, FHLMC and FNMA bonds, corporate bonds and other securities. Securities measured at fair value in Level 3 include all private issue collateralized mortgage obligations

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

19.	FAIR VALUE OF ASSETS AND LIABILITIES — (Continued)

and trust-preferred backed bonds. Management determined that an orderly and active market for these securities did not exist based on a significant reduction in trading volume and widening spreads during the third and fourth quarters of 2008. The Company’s valuation model estimates expected future cash flows discounted using a rate management believes is representative of current market conditions. Factors in determining the discount rate include the current level of deferrals and/or defaults, changes in credit rating and the financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing of new issuances.

Other equity securities — The carrying value of restricted equity securities represents redemption value and, therefore, approximates fair value. The fair value of other non-marketable equity securities is estimated based on consideration of credit exposure.

Loans receivable — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit liabilities — The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings — For short-term borrowings maturing within ninety days, carrying values approximate fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Long-term borrowings — The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Accrued interest — The carrying amounts of accrued interest approximate fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31,
	2008
	Level 1	Level 2	Level 3	Fair Value

Assets
Securities available for sale	5,544	104,954	21,859	132,357

Total assets	$5,544	$104,954	$21,859	$132,357

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

19.	FAIR VALUE OF ASSETS AND LIABILITIES — (Continued)

The table below presents, for the year ended December 31, 2008, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

Assets
Securities
Available for Sale

Balance as of January 1, 2008	$—
Total realized/unrealized gains(losses) included in net income	(530)
Total unrealized gains(losses) included in other comprehensive income	(7,092)
Purchases, sales, issuances and settlements
Transfers in and/or out of Level 3	29,481

Balance as of December 31, 2008	$21,859

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$(7,092)

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2008.

				Year Ended
				December 31, 2008
	December 31, 2008			Total
	Level 1	Level 2	Level 3	Gains/(Losses)

Assets
Impaired loans	$—	$4,611	$—	$(652)

Total assets	$—	$4,611	$—	$(652)

Losses applicable to write-downs of impaired loans are based on the appraised value of the underlying collateral.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

19.	FAIR VALUE OF ASSETS AND LIABILITIES — (Continued)

Summary of Fair Values of Financial Instruments

As required under FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” the estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$33,595	$33,595	$62,225	$62,225
Securities available for sale	132,357	132,357	134,544	134,544
Securities held to maturity	97	97	97	97
Federal Home Loan Bank of Boston stock	10,932	10,932	10,722	10,722
Savings Bank Life Insurance stock	1,709	1,709	1,709	1,709
Other investments	7,544	7,544	4,982	4,982
Loans and loans held for sale	695,264	704,765	654,024	658,526
Accrued interest receivable	3,633	3,633	3,404	3,404
Financial liabilities:
Deposits	—	613,251	610,447	611,339
Repurchase agreements	5,238	5,237	4,055	4,055
FHLB advances	197,898	200,836	167,382	169,791
Mortgagors’ escrow accounts	1,015	1,015	1,034	1,034

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

20.	PARENT COMPANY-ONLY CONDENSED FINANCIAL STATEMENTS

The condensed year end financial statement information pertaining only to the parent, Legacy Bancorp, Inc., is as follows:

BALANCE SHEETS

	December 31,
	2008	2007

Cash and cash equilavents	$4,534	$3,169
Securities at fair value	16,733	24,044
Investment in common stock of Legacy Banks	93,955	96,090
Investment in common stock of LB Funding Corp.	7,782	8,536
Accrued interest receivable	125	219
Deferred tax asset	—	387
Other assets	1,218	704

Total Assets	$124,347	$133,149

Deferred tax Liability	92	—
Accrued expenses and other Liabilities	$113	$57
Stockholders’ equity	124,142	133,092

Total Liabilities and Stockholders’ Equity	$124,347	$133,149

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006

Income:
Dividends from Legacy Banks	$—	$4,000	$4,000
Interest on securities	1,019	1,370	1,622
Interest on cash and short-term investments	96	252	168
Gain on sale of securities	41	—	—

Total Income	1,156	5,622	5,790
Operating expenses	1,022	1,024	1,129

Income before income taxes and equity in undistributed net income of subsidiaries	134	4,598	4,661
Income tax provision	50	261	919

Income before equity in income (loss) of subsidiaries	84	4,337	3,742
Equity in undistributed income (loss) of Legacy Banks	1,005	(3,465)	(1,327)
Equity in undistributed income of LB Funding	355	373	391

Net income	$1,444	$1,245	$2,806

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

20.	PARENT COMPANY-ONLY CONDENSED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$1,444	$1,245	$2,806
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of securities	(67)	(472)	—
(Gain) loss on sales of securities, net	(41)	—	—
Equity in undistributed (income) loss of Legacy Banks	(1,005)	3,465	1,327
Equity in undistributed income of LB Funding Corp.	(355)	(373)	(391)
Share-based compensation expense	1,624	2,984	417
Deferred tax provision	1,093	476	860
Net change in:
Accrued interest receivable	94	98	(317)
Other assets	(514)	(702)	(2)
Accrued expenses and other liabilities	56	46	(18)

Net cash provided by operating activities:	2,329	6,767	4,682

Cash flows from investing activities:
Activities in available-for-sale securities:
Sales	12,028	—	—
Maturities, prepayments and calls	16,854	49,500	69,000
Purchases	(23,226)	(38,748)	(70,622)

Net cash provided (used) by investing activities:	5,656	10,752	(1,622)

Cash flows from financing activities:
Payment of dividends on common stock	(1,612)	(1,399)	(1,145)
Payment of loan from LB Funding	1,109	1,108	1,109
Repurchase of common stock	(6,117)	(20,977)	—
Other, net	—	416	(418)

Net cash used by financing activities:	(6,620)	(20,852)	(454)

Net change in cash and cash equivalents	1,365	(3,333)	2,606
Cash and cash equivalents at beginning of year	3,169	6,502	3,896

Cash and cash equivalents at end of year	$4,534	$3,169	$6,502

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

21.	QUARTERLY DATA (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2008 and 2007 are as follows:

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$12,493	$12,618	$12,466	$12,750	$12,778	$12,544	$12,237	$11,798
Interest expense	5,214	5,353	5,487	6,410	6,829	6,585	6,354	5,742

Net interest income	7,279	7,265	6,979	6,340	5,949	5,959	5,883	6,056
Provision for loan losses	890	4	346	225	453	160	193	245
Non-interest income	(705)	532	1,428	1,152	1,437	1,497	1,753	1,198
Non-interest expenses	6,339	6,835	6,746	6,664	8,160	6,506	6,343	6,180
Provision (benefit) for income taxes	(204)	394	401	186	(733)	270	385	327

Net income (loss)	$(451)	$564	$914	$417	$(494)	$520	$715	$502

Basic earnings (loss) per share	$(0.06)	$0.07	$0.11	$0.05	(0.06)	0.06	0.08	0.05
Diluted earnings (loss) per share	$(0.06)	$0.07	$0.11	$0.05	(0.06)	0.06	0.08	0.05

Results for all four quarters of 2008 were significantly impacted by charges related to the writedown of value of certain investment securities deemed to be other-than-temporarily impaired. All quarters of 2008 were also impacted by the stock-based compensation expense on the 2006 Equity Incentive Plan, while quarters three and four were impacted by the opening of one new branch office. Furthermore, the Company incurred an additional $125,000 in tax expense in the fourth quarter of 2008 as a result of a reevaluation of the realizability of the deferred tax benefit resulting from the contribution of 763,600 shares of common stock to The Legacy Banks Foundation (the “Foundation”) in 2005.

Results for the fourth quarter of 2007 were significantly impacted by expenses attributed to a reduction in workforce and executive retirements. All quarters of 2007 were also impacted by the stock-based compensation expense on the 2006 Equity Incentive Plan, as well as the opening of two new branch offices. Furthermore, the Company incurred an additional $40,000 in tax expense in the fourth quarter of 2007 as a result of a reevaluation of the realizability of the deferred tax benefit resulting from the contribution of 763,600 shares of common stock to Foundation in 2005.

Quarterly data may not sum to annual data due to rounding.

22.	SUBSEQUENT EVENTS

On February 27, 2009, the Federal Deposit Insurance Corporation (“FDIC) board of directors announced the adoption of a plan to restore the Deposit Insurance Fund (“DIF”) to an acceptable level. The DIF’s reserve ratio has decreased to 0.40 as of the end of 2008 as a result of the current economic environment. The plan includes a provision setting an emergency special deposit insurance assessment of 20 basis points of all institutions’ deposit balances as of June 30, 2009, to be paid on September 30, 2009. The assessment, if implemented, is expected to result in an expense to the Bank of approximately $1.2 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report dated March 13, 2009. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Item 9b.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information concerning the executive officers and directors of the Company, the Company’s Audit committee and the Audit committee financial input, the information contained under the sections captioned “Proposal 1 — Election of Directors” in the Legacy Bancorp, Inc. Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference. The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. For information regarding the Company’s Code of Conduct, see “Exhibit 14 — Code of Ethics”.

Item 11.	Executive Compensation

The information contained under the sections captioned “Executive Compensation,” “Directors’ Compensation” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners” in the Proxy Statement.

(b) Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Proposal 1 — Election of Directors” in the Proxy Statement.

(c) Changes in Control

Management of Legacy Bancorp knows of no arrangements, including any pledge by any person of securities of Legacy Bancorp, the operation of which may at a subsequent date result in a change in control of the Company.

(d) Equity Incentive Plan Information

The following table sets forth information, as of December 31, 2008, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company.

Number of Securities
		Weighted-	Remaining Available for
	Number of Securities	Average Exercise	Future Issuance Under
	to be Issued Upon	Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	the First Column)

Equity compensation plans approved by security holders	804,280	$15.80	226,580
Equity compensation plans not approved by security holders	—	—	—

Total	804,280	$15.80	226,580

Item 13.	Certain Relationships And Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Director Independence and Transactions with Related Parties” in the Proxy Statement.

Item 14.	Principal Accountant Fees And Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal 2 — Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits And Financial Statement Schedules

Financial statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.”

The exhibits to this Annual Report on Form 10-K are set forth in the Index to Exhibits attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY BANCORP, INC.

By:	/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of
the Board

Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons behalf of the registrant and in the capacities and on the dates indicated.

LEGACY BANCORP, INC.

/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: March 13, 2009

/s/ Paul H. Bruce
Paul H. Bruce
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date: March 13, 2009

/s/ Eugene A. Dellea
Eugene A,. Dellea
Director

Date: March 13, 2009

/s/ David L. Klausmeyer
David L. Klausmeyer
Director

Date: March 13, 2009

/s/ Gary A. Lopenzina
Gary A. Lopenzina
Director

Date: March 13, 2009

/s/ Anne W. Pasko
Anne W. Pasko
Director

Date: March 13, 2009

/s/ Robert B. Trask
Robert B. Trask
Director

Date: March 13, 2009

/s/ Dorothy B. Winsor
Dorothy B. Winsor
Director

Date: March 13, 2009

INDEX TO EXHIBITS

2.1		Amended and Restated Plan of Conversion(1)
3.1		Certificate of Incorporation of Legacy Bancorp, Inc.(1)
3.2		Bylaws of Legacy Bancorp, Inc. (as amended)(1)
10.1		Legacy Banks ESOP Trust Agreement(2)
10.2		ESOP Plan Document(2)
10.3		ESOP Loan Documents(2)
10	.4.1	Employment Agreement between Legacy Banks and J. Williar Dunlaevy(2)
10	.4.2	Employment Agreement between Legacy Banks and Michael A. Christopher(2)
10	.4.3	Employment Agreement between Legacy Banks and Steven F. Pierce(2)
10	.4.4	Employment Agreement between Legacy Banks and Stephen M. Conley(2)
10	.4.5	Employment Agreement between Legacy Banks and Richard M. Sullivan(2)
10	.5.1	Employment Agreement between Legacy Bancorp, Inc. and J. Williar Dunlaevy(2)
10	.5.2	Employment Agreement between Legacy Bancorp, Inc. and Michael A. Christopher(2)
10	.5.3	Employment Agreement between Legacy Bancorp, Inc. and Steven F. Pierce(2)
10	.5.4	Employment Agreement between Legacy Bancorp, Inc. and Stephen M. Conley(2)
10	.5.5	Employment Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan(2)
10	.5.6	Separation Agreement and General Release dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher(3)
10	.5.7	Separation Agreement and General Release dated as of December 21, 2007 between Legacy Bancorp, Inc., Legacy Banks and Stephen M. Conley(4)
10	.5.8	Consulting Agreement dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher(3)
10	.5.9	Purchase Agreement by and between First Niagara Bank and Legacy Banks dated as of July 25, 2007(5)
10	.5.10	Change In Control Agreement between Legacy Bancorp, Inc. and Paul H. Bruce(6)
10	.5.11	Change In Control Agreement between Legacy Bancorp, Inc. and Kimberly A. Mathews(6)
10	.5.12	Purchase Agreement by and between The Bank of Western Massachusetts and Legacy Banks dated as of December 15, 2008(7)
10	.5.13	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and J. Williar Dunlaevy.(8)
10	.5.14	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and Steven F. Pierce.(8)
10	.5.15	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and Richard M. Sullivan.(8)
10	.5.16	Amended and Restated Supplemental Executive Retirement Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and J. Williar Dunlaevy.(8)
10.11		2007 Equity Incentive Plan(3)
11.0		Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”
14.0		Code of Ethics
21.0		List of all subsidiaries of the Registrant
23.0		Consent of Independent Registered Public Accounting Firm
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of Paul H. Bruce
32		Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Registrants Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 filed October 27, 2005.

(2)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended.

(3)	Incorporated by reference from the Registrants Current Report on Form 8-K filed November 5, 2007.

(4)	Incorporated by reference from the Registrants Current Report on Form 8-K filed December 21, 2007.

(5)	Incorporated by reference from the Registrants Current Report on Form 8-K filed July 25, 2007.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed October 30, 2008.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 16, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 25, 2008.