Form 10-Q
period 2009-03-31
Legacy Bancorp, Inc.
filed 2009-05-11
CIK 1332199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock outstanding as of May 8, 2009 was 8,781,912.

LEGACY BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Cash and due from banks	$10,610	$13,245
Short-term investments	25,406	20,350

Cash and cash equivalents	36,016	33,595

Securities — Available for sale	155,091	132,357
Securities — Held to maturity	97	97
Restricted equity securities and other investments — at cost	20,215	20,185
Loans held for sale	1,095	—
Loans, net of allowance for loan losses of $7,330 in 2009 and $6,642 in 2008	691,755	695,264
Premises and equipment, net	20,189	19,770
Accrued interest receivable	3,465	3,633
Goodwill, net	9,730	9,687
Net deferred tax asset	10,104	10,023
Bank-owned life insurance	15,724	15,551
Other assets	4,614	4,495

	$968,095	$944,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits :
Noninterest-bearing	$65,930	$66,545
Interest-bearing	577,744	541,543

Total deposits	643,674	608,088
Securities sold under agreements to repurchase	5,214	5,238
Federal Home Loan Bank advances	187,397	197,898
Mortgagors’ escrow accounts	1,076	1,015
Accrued expenses and other liabilities	6,622	8,276

Total liabilities	843,983	820,515

Commitments and contingencies

Stockholders’ Equity
Preferred Stock ($.01 par value, 10,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized and 10,308,600 issued at March 31, 2009 and December 31, 2008; 8,781,912 outstanding at March 31, 2009 and December 31, 2008)	103	103
Additional paid-in-capital	102,541	102,475
Unearned Compensation — ESOP	(7,872)	(8,055)
Unearned Compensation — Equity Incentive Plan	(2,517)	(2,727)
Retained earnings	57,339	58,534
Accumulated other comprehensive income (loss)	(4,016)	(4,722)
Treasury stock, at cost (1,526,688 shares at March 31, 2009 and December 31, 2008)	(21,466)	(21,466)

Total stockholders’ equity	124,112	124,142

	$968,095	$944,657

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Interest and dividend income:
Loans	$10,033	$10,524
Securities:
Taxable	1,746	1,945
Tax-Exempt	154	116
Short-term investments	4	165

Total interest and dividend income	11,937	12,750

Interest expense:
Deposits	3,005	4,515
Federal Home Loan Bank advances	1,954	1,868
Other borrowed funds	19	27

Total interest expense	4,978	6,410

Net interest income	6,959	6,340
Provision for loan losses	728	225

Net interest income after provision for loan losses	6,231	6,115

Non-interest income:
Customer service fees	680	746
Portfolio management fees	221	279
Income from bank owned life insurance	172	133
Insurance, annuities and mutual fund fees	22	65
Gain (loss) on sales of securities, net	(19)	87
Loss on impairment of securities	(1,581)	(246)
Gain on sales of loans, net	199	65
Miscellaneous	12	23

Total non-interest income	(294)	1,152

Non-interest expenses:
Salaries and employee benefits	3,444	3,575
Occupancy and equipment	1,049	912
Data processing	664	636
Professional fees	245	167
Advertising	326	255
Other general and administrative	1,349	1,119

Total non-interest expenses	7,077	6,664

Income (loss) before income taxes	(1,140)	603
Provision (benefit) for income taxes	(348)	186

Net income (loss)	$(792)	$417

Earnings (loss) per share
Basic	$(0.10)	$0.05
Diluted	$(0.10)	$0.05

Weighted average shares outstanding
Basic	7,977,953	8,280,741
Diluted	7,977,953	8,308,031

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Dollars in thousands)

					Unearned		Accumulated
			Additional	Unearned	Compensation —		Other		Total
	Common Stock		Paid-in	Compensation —	Equity	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2007	9,240,960	$103	$101,720	$(8,787)	$(3,525)	$58,709	$270	$(15,398)	$133,092

Comprehensive income:
Net income	—	—	—	—	—	417	—	—	417
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(508)	—	(508)

Total comprehensive loss									(91)

Cash dividends declared ($0.05 per share)	—	—	—	—	—	(418)	—	—	(418)
Common stock repurchased - 5% Stock Repurchase Program announced December 2007	(138,700)	—	—	—	—	—	—	(1,960)	(1,960)

Stock option expense	—	—	196	—	—	—	—	—	196
Restricted stock expense	—	—	—	—	210	—	—	—	210
Restricted stock granted	3,000	—	—	—	(42)	(7)	—	49	—
Common stock held by ESOP committed to be released (13,745 shares)	—	—	6	183	—	—	—	—	189

Balance at March 31, 2008	9,105,260	$103	$101,922	$(8,604)	$(3,357)	$58,701	$(238)	$(17,309)	$131,218

Balance at December 31, 2008	8,781,912	$103	$102,475	$(8,055)	$(2,727)	$58,534	$(4,722)	$(21,466)	$124,142

Comprehensive loss:
Net (loss) income	—	—	—	—	—	(792)	—	—	(792)
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	706	—	706

Total comprehensive loss									(86)

Cash dividends declared ($0.05 per share)	—	—	—	—	—	(403)	—	—	(403)
Stock option expense	—	—	118	—	—	—	—	—	118
Restricted stock expense	—	—	—	—	210	—	—	—	210
Common stock held by ESOP committed to be released (13,745 shares)	—	—	(52)	183	—	—	—	—	131

Balance at March 31, 2009	8,781,912	$103	$102,541	$(7,872)	$(2,517)	$57,339	$(4,016)	$(21,466)	$124,112

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(792)	$417
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	728	225
Net (accretion) amortization of securities	43	(54)
Amortization of core deposit intangible	168	162
Depreciation and amortization expense	399	339
Loss on sales/impairment of securities, net	1,600	159
Gain on sales of loans, net	(199)	(65)
Loans originated for sale	(15,148)	(4,470)
Proceeds from sales of loans	14,252	4,930
Share-based compensation expense	328	406
Deferred tax (benefit) provision	(433)	(1)
Employee Stock Ownership Plan expense	131	189
Net change in:
Bank-owned life insurance	(173)	(134)
Accrued interest receivable	168	86
Other assets	(2)	(620)
Accrued expenses and other liabilities	(1,654)	(1,371)

Net cash (used) provided by operating activities	(584)	198

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	20,607	15,201
Maturities, prepayments and calls	12,919	23,148
Purchases	(56,405)	(48,274)
Purchase of other investments	(470)	(365)
Loan originations and purchases, net of principal payments	2,781	(2,143)
Additions to premises and equipment	(344)	(335)
Net cash received in branch acquisition	9,031	—

Net cash (used) provided by investing activities	(11,881)	(12,768)

(continued)
See accompanying notes to consolidated financial statements.

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Three months ended March 31,
	2009	2008
Cash flows from financing activities:
Net (decrease) increase in deposits	25,753	956
Net (decrease) increase in securities sold under agreements to repurchase	(24)	(538)
Repayment of Federal Home Loan Bank advances	(10,501)	(14,711)
Proceeds from Federal Home Loan Bank advances	—	5,318
Net increase (decrease) in mortgagors’ escrow accounts	61	3
Repurchase of common stock	—	(1,960)
Payment of dividends on common stock	(403)	(418)

Net cash provided (used) by financing activities	14,886	(11,350)

Net change in cash and cash equivalents	2,421	(23,920)

Cash and cash equivalents at beginning of period	33,595	62,225

Cash and cash equivalents at end of period	$36,016	$38,305

Supplemental cash flow information:
Interest paid on deposits	$4,632	$4,581
Interest paid on Federal Home Loan Bank advances	1,905	1,947
Interest paid on other borrowed funds	19	27
Income taxes paid	1,350	150
See accompanying notes to consolidated financial statements.

LEGACY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Legacy Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, LB Funding Corporation and Legacy Banks (the “Bank”). The accounts of the Bank include all of its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for interim periods ended March 31, 2009 and 2008 are not necessarily indicative of the results to be obtained for a full year. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 2008.
2. Recent Accounting Pronouncements
In March, 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. FSP 157-4 is effective for interim periods beginning after March 15, 2009 and is not expected to significantly impact the Company’s financial statements.
In October 2008, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP 115-2 and 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP 115-2 and 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP 115-2 and 124-2 is effective for interim periods beginning after March 15, 2009 and is not expected to significantly impact the Company’s financial statements.
On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations. Statement 141R significantly changes the accounting for business combinations. Under Statement 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including:
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
Statement 141R also includes a substantial number of new disclosure requirements. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this standard as of January 1, 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.
FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 became effective on January 1, 2009 and did not impact the consolidated financial statements because dividends paid on unvested shares are forfeitable under the Company’s stock grant agreements.
FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 will be included in the Corporation’s interim financial statements beginning with the second quarter of 2009.
3. Earnings Per Share
Basic earnings per share is determined by dividing net income by the weighted-average number of net outstanding shares of common stock for the period. The net outstanding common shares equals the gross number of common shares issued less the average unallocated shares of the Legacy Banks Employee Stock Ownership Plan (“ESOP”), the average number of treasury shares and the average number of unvested shares related to restricted stock awards. Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all potential common shares have been issued by the Company. Potential common shares to be issued would include those related to outstanding options and unvested stock awards. The diluted earnings per share calculation for the three months ended March 31, 2009 excludes 804,280 of options and 199,340 unvested shares of restricted stock whose effect would have been antidilutive. Earnings per share have been computed as follows:

	Three Months ended March 31,
	2009	2008

Net (loss) income applicable to common stock (000’s)	$(792)	$417

Average number of shares issued	10,308,600	10,308,600
Less: average unallocated ESOP shares	(604,619)	(659,600)
Less: average treasury shares	(1,526,688)	(1,101,004)
Less: average unvested restricted stock awards	(199,340)	(267,255)

Average number of basic shares outstanding	7,977,953	8,280,741

Plus: dilutive unvested restricted stock awards	—	25,880
Plus: diluted stock option shares	—	1,410

Average number of diluted shares outstanding	7,977,953	8,308,031

Basic earnings (loss) per share	$(0.10)	$0.05
Diluted earnings (loss) per share	$(0.10)	$0.05
4. Dividends
On March 4, 2009, the Company declared a cash dividend of $0.05 per share of common stock which was paid on April 1, 2009 to shareholders of record as of the close of business on March 20, 2009.

5. Loan Commitments and Other Contingencies
Outstanding loan commitments and other contingencies totaled $131.1 million at March 31, 2009, compared to $135.1 million as of December 31, 2008. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity and other lines of credit.
6. Branch Acquisition
On March 13, 2009, Legacy Banks acquired a community banking branch from The Bank of Western Massachusetts. In this acquisition Legacy assumed approximately $9.8 million in deposits for a purchase premium of approximately $393,000. The purchase price allocation resulted in approximately $285,000 of core deposit intangibles, $43,000 of goodwill and $470,000 of property and equipment.
7.  Fair Values of Assets and Liabilities: The Company adopted SFAS No. 157, Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles. In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value, as follows:
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
Level 3 — Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. The Company has classified all private issue collateralized mortgage obligations and trust-preferred backed bonds as level 3 assets, the valuation of which is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. Management determined than an orderly and active market for these securities did not exist based on a significant reduction in trading volume and widening spreads during the third and fourth quarters of 2008 and the first quarter of 2009.
Assets measured at fair value on a recurring basis are summarized below:

	March 31, 2009
				Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
		(Dollars in thousands)
Assets
Securities available for sale	4,933	132,323	17,835	155,091

Total assets	4,933	132,323	17,835	155,091

	December 31, 2008
				Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
		(Dollars in thousands)
Assets
Securities available for sale	$5,544	104,954	21,859	132,357

Total assets	$5,544	104,954	21,859	132,357

The table below presents, for the quarter ended March 31, 2009, the changes in Level 3 assets (dollars in thousands) that are measured at fair value on a recurring basis:

Assets
AFS
Balance as of January 1, 2009	$21,859
Total realized/unrealized gains (losses) included in net income	(476)
Total unrealized gains (losses) included in other comprehensive income	509
Purchases, sales, issuances and settlements	(4,057)
Transfers in and/or out of Level 3	—

Balance as of March 31, 2009	$17,835

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$509

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2009 and 2008.

				Quarter
				Ended
	March 31, 2009			March 31, 2009
				Total
	Level 1	Level 2	Level 3	Gains/(Losses)
	(Dollars in thousands)
Assets
Loans	—	3,589	—	(554)

Total assets	—	3,589	—	(554)

				Quarter
				Ended
	March 31, 2008			March 31, 2008
				Total
	Level 1	Level 2	Level 3	Gains/(Losses)
	(Dollars in thousands)
Assets
Loans	—	1,195	—	(101)

Total assets	—	1,195	—	(101)

Impaired loans level 2: In accordance with the provisions of SFAS No. 114, certain loans held for investment were written down to the fair value, less costs to sell, of the underlying collateral securing these loans of $3.0 million, resulting in a loss of $554,000, which was recognized in earnings through the provision for loan losses. The fair value of the collateral used by the Company represents that amount expected to be received from the sale of the property as determined by an independent, licensed or certified appraiser in accordance with Uniform Standards of Professional Appraisal Practice, using observable market data.
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis discusses the changes in financial position and results of operations of Legacy Bancorp, Inc. and subsidiaries, and should be read in conjunction with both the unaudited consolidated interim financial statements and the notes thereto, appearing in Part I, Item 1 of this report, as well as the “Management’s Discussion and Analysis” section included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 2008.
Forward-Looking Statements
Certain statements herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe”, “expect”, “anticipate”, “estimate”, and “intend” or future or conditional verbs such as “will”, “would”, “should”, “could”, or “may”. Certain factors that could cause actual results to differ materially from expected results include, but are not limited to: changes in the interest rate environment, changes in general economic conditions, the level of future deposit premiums, legislative and regulatory changes that adversely affect the businesses in which the Company is engaged and changes in the securities market. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company disclaims any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.
Critical Accounting Policies
Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. We consider the following to be critical accounting policies:
Allowance for Loan Losses. The determination of the allowance for loan losses is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary. The allowance is evaluated on a regular basis by management and is based on a periodic review of the collectibility of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. Please refer to the Allowance for Loan Losses section within the Comparison of Financial Condition in Item 2 for a more detailed discussion of the allowance.
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

Fair Values of Assets and Liabilities: The Company adopted SFAS No. 157, Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles. In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The Company has classified all private issue collateralized mortgage obligations and trust preferred backed bonds as level 3 assets, the valuation of which is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. Management determined than an orderly and active market for these securities did not exist based on a significant reduction in trading volume and widening spreads during the third and fourth quarters of 2008 and first quarter of 2009.
Goodwill. Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The Company recorded goodwill in connection with the purchase of a financial institution in 1997. In 2007, the Company recorded goodwill in connection with the purchase of five branch offices located in Eastern New York State. In March 2009, the Company recorded goodwill in connection with the purchase of a single branch office located in Haydenville, Massachusetts.
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
Comparison of Financial Condition at March 31, 2009 and December 31, 2008
Overview: Total assets increased by $23.4 million, or 2.5%, from $944.7 million at December 31, 2008 to $968.1 million at March 31, 2009. Within the overall balance sheet, investment securities increased while net loans decreased somewhat. On the liability side, an increase in total deposits was partially offset by a decrease in borrowings from the Federal Home Loan Bank of Boston (FHLBB), as discussed below.
Investment Activities: Cash and short-term investments increased by $2.4 million, or 7.2%, from $33.6 million at December 31, 2008 to $36.0 million at March 31, 2009. Available for sale securities increased $22.7 million, or 17.2%, from $132.4 million at December 31, 2008 to $155.1 million, or 16.0% of total assets, at March 31, 2009. The portfolio consists primarily of debt obligations issued by certain government-sponsored agencies and municipalities. Additionally, the portfolio includes mortgage-backed securities with a fair value of $76.1 million, $58.4 of which is issued or backed by Freddie Mac, Fannie Mae, Ginnie Mae or other government-sponsored agencies, and $17.7 million issued by certain private issuers. The portfolio also includes $20.2 million of restricted equity securities and other investments consisting primarily of stock in the Federal Home Loan Bank of Boston (FHLBB) and in Savings Bank Life Insurance of Massachusetts, and investments in real estate partnerships. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At March 31, 2009		At December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in Thousands)
Securities available for sale:
Government-sponsored enterprises (GSE)	$56,397	$56,730	$36,459	$36,832
Municipal bonds	16,048	15,893	15,876	15,632
Corporate bonds and other obligations	1,478	1,425	363	363
GSE mortgage-backed securities	57,327	58,422	51,679	52,490
Private issue mortgage-backed securities	24,081	17,688	28,588	21,496

Total debt securities	155,331	150,158	132,965	126,813

Common stock	5,624	4,933	6,314	5,544

Total securities available for sale	160,955	155,091	139,279	132,357

Securities held to maturity:

Other bonds and obligations	97	97	97	97

Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	10,932	10,932	10,932	10,932
Savings Bank Life Insurance	1,709	1,709	1,709	1,709
Other investments	7,574	7,574	7,544	7,544

Total restricted equity securities and other investments	20,215	20,215	20,185	20,185

Total securities	$181,267	$175,403	$159,561	$152,639

Lending Activities: Total net loans, excluding loans held for sale, at March 31, 2009 were $691.8 million, a decrease of $3.5 million, or 0.5%, from $695.3 million at December 31, 2008. The following table sets forth the composition of the Bank’s loan portfolio (excluding loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At March 31, 2009		At December 31, 2008
	Amount	Percent	Amount	Percent
		(Dollars in Thousands)
Mortgage loans on real estate:
Residential	$326,415	46.79%	$344,235	49.15%
Commercial	255,253	36.59	246,374	35.18
Home equity	67,262	9.64	63,138	9.01

	648,930	93.02	653,747	93.34

Other loans:
Commercial	36,408	5.22	34,242	4.89
Consumer and other	12,295	1.76	12,386	1.77

	48,703	6.98	46,628	6.66

Total loans	697,633	100.00%	700,375	100.00%

Other Items:
Net deferred loan costs	1,452		1,531
Allowance for loan losses	(7,330)		(6,642)

Total Loans, net	$691,755		$695,264

Growth in commercial real estate and commercial other loans of $11.0 million, or 3.9% was offset by a decrease in residential mortgages of $17.8 million, or 5.2% as many customers took advantage of the decrease in mortgage rates and refinanced their existing mortgages into 30 year fixed mortgages, a product which the Bank currently sells in the secondary market with servicing retained. During the first quarter of 2009, the Bank experienced good growth in home equity loans which increased $4.1 million, or 6.5%.
Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. No interest income from these loans was recorded in net income for the three month period ended March 31, 2009 while they were on non-accrual status. If the non-accrual loans had been current, the gross interest income that would have been recorded is equal to approximately $197,000 for the three month period ended March 31, 2009. The Bank had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven or the loans have been modified at an interest rate less than current market rates) at March 31, 2009 or December 31, 2008.

	At March 31,	At December 31,
	2009	2008
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$1,920	$1,190
Commercial mortgage	8,535	5,777
Commercial	597	410
Home equity, consumer and other	153	172

Total non-accrual loans	11,205	7,549

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—
Commercial mortgage	—	—
Commercial	—	—
Home equity, consumer and other	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	$11,205	$7,549

Troubled debt restructurings	$—	$—

Ratios:
Non-performing loans to total loans	1.61%	1.08%
Non-performing assets to total assets	1.16%	0.80%
Nonperforming loans have increased $3.7 million since the end of 2008 and primarily consist of commercial real estate loans. The Bank continues to monitor all loans very closely and analyze their balance to the value of any underlying collateral, with the establishment of a specific reserve against the loan if deemed necessary. Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due.
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
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. Impaired loans with payments past due 90 days or greater are generally maintained on a non-accrual basis. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank generally does not separately identify individual consumer and residential loans for impairment disclosures. At March 31, 2009, impaired loans totaled $12.3 million with a corresponding specific reserve allowance of $1.5 million.
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

	At or for the three months
	ended March 31,
	2009	2008
	(Dollars in Thousands)

Balance at beginning of period	$6,642	$5,568

Charge-offs:
Mortgage loans on real estate:	—	(77)
Other loans:
Commercial	(14)	(19)
Consumer and other	(57)	(75)

Total other loans	(71)	(94)

Total charge-offs	(71)	(171)

Recoveries:
Mortgage loans on real estate	—	7
Other loans:
Commercial	12	—
Consumer and other	19	27

Total other loans	31	27

Total recoveries	31	34

Net recoveries (charge-offs)	(40)	(137)

Provision for loan losses	728	225

Balance at end of period	$7,330	$5,656

Ratios:
Net recoveries (charge-offs) to average loans outstanding — annualized	(0.02%)	(0.08%)
Allowance for loan losses to non-performing loans at end of period	65.42%	73.79%

Allowance for loan losses to total loans at end of period	1.05%	0.86%
Deposits: The following table sets forth the Bank’s deposit accounts (excluding escrow deposits) for the periods indicated:

	At March 31, 2009		At December 31, 2008
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)
Deposit type:
Demand	$65,930	10.24%	$66,545	10.94%
Regular savings	52,312	8.13	46,946	7.72
Relationship savings	124,465	19.34	121,376	19.96
Money market deposits	70,788	11.00	60,174	9.89
NOW deposits	44,645	6.94	43,206	7.11

Total transaction accounts	358,140	55.64	338,247	55.62

Term certificates less than $100,000	173,768	27.00	162,739	26.76
Term certificates $100,000 or more	111,766	17.36	107,102	17.62

Total certificate accounts	285,534	44.36	269,841	44.38

Total deposits	$643,674	100.00%	$608,088	100.00%

Deposits increased $35.6 million or 5.9% from $608.1 million at December 31, 2008 to $643.7 million at March 31, 2009. Part of this increase is attributable to the Bank’s acquisition in March 2009 of a single, full-service branch office located in Haydenville, Massachusetts, which resulted in the assumption of approximately $9.8 million of deposits. The overall increase was primarily in money market accounts and certificates of deposit (CDs) which increased $10.6 million, or 17.6% and $15.7 million or 5.8%, respectively. At March 31, 2009 CD’s represented 44.4% of total deposits, the same as at December 31, 2008. Other, smaller increases in relationship and regular savings were partially offset by a decrease in demand accounts.
Borrowings include advances from the FHLBB as well as securities sold under agreements to repurchase, and have decreased $10.5 million, or 5.2%, to $192.6 million at March 31, 2009. The increase in overall deposits has allowed the Bank to pay off high rate FHLBB borrowings as they matured during the quarter.
Stockholders’ Equity has remained virtually flat during the first quarter of 2009, decreasing by $30,000. The decrease in equity due to the net loss of $792,000 and the declaration of a dividend of $0.05 per share during the first quarter of 2009 was offset by the amortization of unearned compensation and a decrease in the unrealized loss on available-for-sale investment securities.
Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008
Net loss for the three months ended March 31, 2009 was $792,000, a decrease of $1.2 million from net income of $417,000 for the same period in 2008. This decrease was primarily due to an increase in the loss taken on investments deemed to be other-than-temporarily impaired, and an increase in the provision expense for loan losses. The decrease in net income from year to year was also the result of an increase in operating expenses, offset somewhat by an increase in net interest income. All of these changes are discussed below.
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

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Average Outstanding			Average Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net (2)	$694,359	$10,033	5.78%	$655,712	$10,524	6.42%
Investment securities	158,293	1,900	4.80%	169,087	2,061	4.88%
Short-term investments	22,121	4	0.07%	20,998	165	3.14%

Total interest-earning assets	874,773	11,937	5.46%	845,797	12,750	6.03%
Non-interest-earning assets	73,681			66,331

Total assets	$948,454			$912,128

Interest-bearing liabilities:
Savings deposits	$50,142	48	0.38%	$51,671	53	0.41%
Relationship Savings	123,614	478	1.55%	116,765	811	2.78%
Money market	57,454	199	1.39%	61,535	497	3.23%
NOW accounts	41,486	49	0.47%	40,031	59	0.59%
Certificates of deposits	279,579	2,231	3.19%	274,266	3,095	4.51%

Total interest-bearing deposits	552,275	3,005	2.18%	544,268	4,515	3.32%
Borrowed Funds	198,926	1,973	3.97%	168,375	1,895	4.50%

Total interest-bearing liabilities	751,201	4,978	2.65%	712,643	6,410	3.60%
Non-interest-bearing liabilities	71,839			65,803

Total liabilities	823,040			778,446
Equity	125,414			133,682
Total liabilities and equity	$948,454			$912,128

Net interest income		$6,959			$6,340

Net interest rate spread (3)			2.81%			2.43%
Net interest-earning assets (4)	$123,572			$133,154

Net interest margin (5)			3.18%			3.00%
Average interest-earning assets to interest-bearing liabilities			116.45%			118.68%

(1)	Yields and rates for the three months ended March 31, 2009 and 2008 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended March 31, 2009 and 2008.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Three Months Ended March 31,
	2009 vs. 2008
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)

Interest-earning assets:
Loans — Net	$710	$(1,201)	$(491)
Investment securities	(128)	(33)	(161)
Short-term investments	10	(171)	(161)

Total interest-earning assets	592	(1,405)	(813)

Interest-bearing liabilities:
Savings deposits	(2)	(3)	(5)
Relationship Savings	51	(384)	(333)
Money market	(31)	(267)	(298)
NOW accounts	2	(12)	(10)
Certificates of deposits	61	(925)	(864)

Total deposits	81	(1,591)	(1,510)
Borrowed Funds	222	(144)	78

Total interest-bearing liabilities	303	(1,735)	(1,432)

Change in net interest income	$289	$330	$619

Net interest income for the three months ended March 31, 2009 was $7.0 million, an increase of $619,000, or 9.8%, over the same period of 2008. This increase was a result of both a better net interest margin in 2009 as well as the growth of interest-earning assets, as outlined below.
Interest income for the three months ended March 31, 2009 decreased $813,000, or 6.4%, to $11.9 million as compared to $12.8 million in the same period of 2008. This decrease was mainly rate driven as interest-earning assets averaged 5.46% for the quarter, a decrease of 57 basis points from an average yield of 6.03% in the first quarter of 2008, resulting in a decrease to interest income of $1.4 million. The decrease in yield was partially offset by growth in average interest-earning assets of $29.0 million, which provided additional interest income of $592,000. Average outstanding net loans increased $38.6 million, or 5.9%, primarily as a result of the growth in commercial real estate loans.
Interest expense decreased $1.4 million, or 22.3%, to $5.0 million for the three months ended March 31, 2009 as compared to $6.4 million during the same period in 2008. Average interest-bearing liabilities in the first quarter of 2009 increased $38.6 million, or 5.4%, as compared to the same quarter of 2008, accounting for $303,000 of additional interest expense. The average cost of funds decreased to 2.65% for the three month period ended March 31, 2009, a decrease of 95 basis points from a cost of funds of 3.6% for the same period in 2008, resulting in a decrease in interest expense of $1.7 million.
Provision for loan loss expense increased $503,000 to $728,000 for the three months ended March 31, 2009 as compared to a provision expense of $225,000 for the three months ended March 31, 2008. This increase was a reflection of both the difference in the amount of and mix of loan growth for the period, a continuous review and analysis of current market and economic conditions by management, as well as higher reserves established against certain loans in 2009. At March 31, 2009, the Company’s total allowance for loan losses was $7.3 million, or 1.05% of total loans, compared to $6.6 million, or 0.95% of total loans at December 31, 2008.
Non-interest income for the first quarter was a net charge of $294,000 a decrease of $1.4 million from the same period of 2008. The primary cause of this decrease was an increase in the amount of writedowns taken on investments deemed to be other-than-temporarily impaired (OTTI). The Bank incurred $1.6 million of OTTI charges on certain equities, bonds and limited partnership investments during the first quarter of 2009 as compared to a charge of $246,000 in the first quarter of 2008. In 2009, the Bank also had decreases in fees from customers, portfolio management and insurance and investment products, partially offset by an increase on the gain on sale of mortgages.

Non-interest expense increased $413,000, or 6.2%, to $7.1 million for the three months ended March 31, 2009 as compared to the same period of 2008. The new full-service denovo branch office opened in July 2008 in Albany, New York and in January 2009 in Latham, New York, as well as the Haydenville, MA branch office acquired in the first quarter of 2009 contributed to increases in occupancy and equipment, data processing, advertising and other general and administrative expenses. Additionally, changes in the deposit insurance assessment formula by the Federal Depository Insurance Corporation (FDIC) resulted in an expense of $249,000 in the first quarter of 2009 as compared to $17,000 in the same period of 2008.
Income tax expense decreased $534,000, from an expense of $186,000 in the first quarter of 2008, to a tax benefit of $348,000 in the first quarter of 2009 primarily as a result of the decrease in net income before taxes. The Company’s combined federal and state effective tax rate for the first quarter of 2009 was 30.5%, slightly lower than a rate of 30.8% in the first quarter of 2008.
Minimum Regulatory Capital Requirements: As of March 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s capital amounts and ratios as of March 31, 2009 (unaudited) and December 31, 2008 (unaudited) are presented in the table.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009:
Total capital to risk weighted assets	$91,241	12.5%	$58,453	8.0%	$73,066	10.0%
Tier 1 capital to risk weighted assets:	83,686	11.5	29,226	4.0	43,840	6.0
Tier 1 capital to average assets:	83,686	9.1	27,455	3.0	45,758	5.0

December 31, 2008:
Total capital to risk weighted assets:	$91,400	13.0%	$56,082	8.0%	$70,102	10.0%
Tier 1 capital to risk weighted assets:	84,533	12.1	28,041	4.0	42,061	6.0
Tier 1 capital to average assets:	84,533	9.4	26,917	3.0	44,862	5.0
Contractual Obligations. Additional information relating to payments due under contractual obligations is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2008. The following tables present information indicating various contractual obligations and commitments of the Company as of March 31, 2009 and the respective maturity dates:

	March 31, 2009
			More than One	Three
			Year through	Years through
	Total	One Year or Less	Three Years	Five Years	Over Five Years

	(Dollars in Thousands)
Federal Home Loan Bank of Boston advances	$187,397	$38,235	$48,450	$47,500	$53,212
Securities sold under agreements to repurchase	5,214	5,214	—	—	—

Total contractual obligations	$192,611	$43,449	$48,450	$47,500	$53,212

Off-Balance Sheet Arrangements: Other than loan commitments and other contingencies shown below, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Bank’s loan commitments and other contingencies outstanding as of March 31, 2009:

	March 31, 2009
			More than One	More than Three
			Year through	Years Through
	Total	One Year or Less	Three Years	Five Years	Over Five years
	(Dollars in Thousands)
Commitments to grant loans (1)	$19,359	$19,359	$—	$—	$—
Commercial loan lines-of-credit	15,242	15,242	—	—	—
Unused portion of home equity loans (2)	66,821	967	5,446	13,470	46,938
Unused portion of construction loans (3)	14,543	14,543	—	—	—
Unused portion of overdraft lines-of-credit(4)	5,125	—	—	—	5,125
Unused portion of personal lines-of-credit(5)	840	—	—	—	840
Standby letters of credit(6)	3,566	3,566	—	—	—
Other commitments and contingencies(7)	5,577	5,577	—	—	—

Total loan and other commitments	$131,073	$59,254	$5,446	$13,470	$52,903

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of residential construction loans are available to the borrower for up to one year. Commercial construction loans maturities may be longer than one year.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.

(7)	Other commitments relate primarily to potential additional capital calls the Company is committed to contribute as part of its investment in certain real estate limited partnerships.
Item 3: Quantitative and Qualitative Disclosures about Market Risks
There has been no material change in the Company’s market risk during the three months ended March 31, 2009. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Bank to measure its interest rate risk.
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
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors during the three months ended March 31, 2009. See the discussion and analysis of risk factors provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sales of Equity Securities — Not applicable

(b)	Use of Proceeds — Not applicable

(c)	Repurchase of Our Equity Securities — In March 2009 the Company announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 439,095 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Through May 8, 2009 the Company did not make any purchases under this Stock Repurchase Program.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5 Other Information
None

Item 6: Exhibits

2.1	Amended and Restated Plan of Conversion (1)
3.1	Certificate of Incorporation of Legacy Bancorp, Inc.(1)
3.2	Bylaws of Legacy Bancorp, Inc. (as amended) (1)
10.1	Legacy Banks ESOP Trust Agreement(2)
10.2	ESOP Plan Document (2)
10.3	ESOP Loan Documents (2)
10.4.1	Employment Agreement between Legacy Banks and J. Williar Dunlaevy (2)
10.4.2	Employment Agreement between Legacy Banks and Michael A. Christopher (2)
10.4.3	Employment Agreement between Legacy Banks and Steven F. Pierce (2)
10.4.4	Employment Agreement between Legacy Banks and Stephen M. Conley (2)
10.4.5	Employment Agreement between Legacy Banks and Richard M. Sullivan (2)
10.5.1	Employment Agreement between Legacy Bancorp, Inc. and J. Williar Dunlaevy (2)
10.5.2	Employment Agreement between Legacy Bancorp, Inc. and Michael A. Christopher (2)
10.5.3	Employment Agreement between Legacy Bancorp, Inc. and Steven F. Pierce (2)
10.5.4	Employment Agreement between Legacy Bancorp, Inc. and Stephen M. Conley (2)
10.5.5	Employment Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan (2)
10.5.6	Separation Agreement and General Release dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher (4)
10.5.7	Separation Agreement and General Release dated as of December 21, 2007 between Legacy Bancorp, Inc., Legacy Banks and Stephen M. Conley (4)
10.5.8	Consulting Agreement dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher (4)
10.5.9	Purchase Agreement by and between First Niagara Bank and Legacy Banks dated as of July 25, 2007 (6)
10.5.10	Change In Control Agreement between Legacy Bancorp, Inc. and Paul H. Bruce (7)
10.5.11	Change In Control Agreement between Legacy Bancorp, Inc. and Kimberly A. Mathews (7)
10.5.12	Purchase Agreement by and between The Bank of Western Massachusetts and Legacy Banks dated as of December 15, 2008 (8)
10.5.13	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and J. Williar Dunlaevy (9)
10.5.14	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and Steven F. Pierce (9)
10.5.15	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and Richard M. Sullivan (9)
10.5.16	Amended and Restated Supplemental Executive Retirement Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and J. Williar Dunlaevy (9)
10.11	2006 Equity Incentive Plan (3)
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Notes to Consolidated Financial Statements within Part I, “Financial Statements”
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Paul H. Bruce
32	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Registrants Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 filed October 27, 2005.

(2)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended.

(3)	Incorporated by reference from the Registrant’s Definitive Proxy Statement on Form DEF 14A filed September 25, 2006

(4)	Incorporated by reference from the Registrants Current Report on Form 8-K filed November 5, 2007.

(5)	Incorporated by reference from the Registrants Current Report on Form 8-K filed December 21, 2007.

(6)	Incorporated by reference from the Registrants Current Report on Form 8-K filed July 25, 2007.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed October 30, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 16, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 25, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY BANCORP, INC.
Date: May 11, 2009	/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date: May 11, 2009	/s/ Paul H. Bruce
Paul H. Bruce
Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)