Form 10-Q
period 2009-06-30
Legacy Bancorp, Inc.
filed 2009-08-05
CIK 1332199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock outstanding as of August 2, 2009 was 8,756,712 .

LEGACY BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements
LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Cash and due from banks	$11,412	$13,245
Short-term investments	23,164	20,350

Cash and cash equivalents	34,576	33,595

Securities — Available for sale	161,114	132,357
Securities — Held to maturity	97	97
Restricted equity securities and other investments — at cost	19,319	20,185
Loans held for sale	122	—
Loans, net of allowance for loan losses of $8,813 in 2009 and $6,642 in 2008	671,821	695,264
Premises and equipment, net	20,002	19,770
Accrued interest receivable	3,561	3,633
Goodwill, net	9,730	9,687
Net deferred tax asset	9,469	10,023
Bank-owned life insurance	15,882	15,551
Other assets	4,278	4,495

	$949,971	$944,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits :
Noninterest-bearing	$70,151	$66,545
Interest-bearing	566,026	541,543

Total deposits	636,177	608,088
Securities sold under agreements to repurchase	6,483	5,238
Federal Home Loan Bank advances	176,395	197,898
Mortgagors’ escrow accounts	932	1,015
Accrued expenses and other liabilities	6,598	8,276

Total liabilities	826,585	820,515

Commitments and contingencies

Stockholders’ Equity
Preferred Stock ($.01 par value, 10,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized and 10,308,600 issued at June 30, 2009 and December 31, 2008; 8,759,712 outstanding at June 30, 2009 and 8,781,912 outstanding at December 31, 2008)	103	103
Additional paid-in-capital	102,620	102,475
Unearned Compensation — ESOP	(7,689)	(8,055)
Unearned Compensation — Equity Incentive Plan	(2,307)	(2,727)
Retained earnings	55,445	58,534
Accumulated other comprehensive income (loss)	(3,084)	(4,722)
Treasury stock, at cost (1,548,888 shares at June 30, 2009 and 1,526,688 shares at December 31, 2008)	(21,702)	(21,466)

Total stockholders’ equity	123,386	124,142

	$949,971	$944,657

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans	$9,803	$10,379	$19,835	$20,904
Securities:
Taxable	1,613	1,911	3,359	3,856
Tax-Exempt	168	126	322	242
Short-term investments	3	50	7	214

Total interest and dividend income	11,587	12,466	23,523	25,216

Interest expense:
Deposits	2,798	3,545	5,804	8,061
Federal Home Loan Bank advances	1,859	1,921	3,813	3,788
Other borrowed funds	18	21	36	48

Total interest expense	4,675	5,487	9,653	11,897

Net interest income	6,912	6,979	13,870	13,319
Provision for loan losses	1,506	346	2,234	571

Net interest income after provision for loan losses	5,406	6,633	11,636	12,748

Non-interest income:
Customer service fees	725	863	1,404	1,609
Portfolio management fees	269	304	490	582
Income from bank owned life insurance	156	109	329	243
Insurance, annuities and mutual fund fees	37	49	59	114
Gain on sales of securities, net	60	385	42	472
Total other-than temporary impairment losses	(3,920)	(344)	(5,501)	(590)
Portion of loss recognized in other comprehensive loss	2,490	—	2,490	—

Net impairment losses	(1,430)	(344)	(3,011)	(590)
Gain on sales of loans, net	370	52	570	117
Miscellaneous	11	10	23	33

Total non-interest income	198	1,428	(94)	2,580

Non-interest expenses:
Salaries and employee benefits	3,451	3,620	6,896	7,195
Occupancy and equipment	1,021	931	2,070	1,843
Data processing	671	647	1,334	1,283
Professional fees	232	184	477	351
Advertising	379	304	705	559
FDIC Deposit Insurance	665	26	897	43
Other general and administrative	1,231	1,034	2,348	2,136

Total non-interest expenses	7,650	6,746	14,727	13,410

Income (loss) before income taxes	(2,046)	1,315	(3,185)	1,918

Provision (benefit) for income taxes	(553)	401	(900)	587

Net income (loss)	$(1,493)	$914	$(2,285)	$1,331

Earnings (loss) per share
Basic	$(0.19)	$0.11	$(0.29)	$0.16
Diluted	$(0.19)	$0.11	$(0.29)	$0.16

Weighted average shares outstanding
Basic	7,979,133	8,095,109	7,978,768	8,187,925
Diluted	7,979,133	8,129,991	7,978,768	8,219,011
See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Dollars in thousands, except per share amounts)
(Unaudited)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other		Total
	Common Stock		Paid-in	Compensation -	Equity	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2007	9,240,960	$103	$101,720	$(8,787)	$(3,525)	$58,709	$270	$(15,398)	$133,092

Comprehensive income:
Net income	—	—	—	—	—	1,331	—	—	1,331
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(2,273)	—	(2,273)

Total comprehensive loss									(942)

Cash dividends declared ($0.10 per share)	—	—	—	—	—	(818)	—	—	(818)
Common stock repurchased - 5% Stock Repurchase Program announced December 2007	(303,600)	—	—	—	—	—	—	(4,205)	(4,205)
Stock option expense	—	—	392	—	—	—	—	—	392
Restricted stock expense	—	—	—	—	420	—	—	—	420
Restricted stock granted	3,000	—	—	—	(42)	(7)	—	49	—
Common stock held by ESOP committed to be released (27,490 shares)	—	—	7	366	—	—	—	—	373

Balance at June 30, 2008	8,940,360	$103	$102,119	$(8,421)	$(3,147)	$59,215	$(2,003)	$(19,554)	$128,312

Balance at December 31, 2008	8,781,912	$103	$102,475	$(8,055)	$(2,727)	$58,534	$(4,722)	$(21,466)	$124,142

Comprehensive loss:
Net (loss) income	—	—	—	—	—	(2,285)	—	—	(2,285)
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	1,638	—	1,638

Total comprehensive loss									(647)

Cash dividends declared ($0.10 per share)	—	—	—	—	—	(804)	—	—	(804)
Common stock repurchased - 5% Stock Repurchase Program announced March 2009	(22,200)	—	—	—	—	—	—	(236)	(236)
Stock option expense	—	—	237	—	—	—	—	—	237
Restricted stock expense	—	—	—	—	420	—	—	—	420
Common stock held by ESOP committed to be released (27,490 shares)	—	—	(92)	366	—	—	—	—	274

Balance at June 30, 2009	8,759,712	$103	$102,620	$(7,689)	$(2,307)	$55,445	$(3,084)	$(21,702)	$123,386

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six months ended June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,285)	$1,331
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Provision for loan losses	2,234	571
Net (accretion) amortization of securities	249	(74)
Amortization of core deposit intangible	345	327
Depreciation and amortization expense	807	370
Loss on sales/impairment of securities, net	2,969	118
Gain on sales of loans, net	(570)	(117)
Loans originated for sale	(42,660)	(4,522)
Proceeds from sales of loans	43,108	5,034
Share-based compensation expense	657	812
Deferred tax (benefit) provision	(434)	382
Employee Stock Ownership Plan expense	274	373
Net change in:
Bank-owned life insurance	(331)	(245)
Accrued interest receivable	72	(20)
Other assets	157	(682)
Accrued expenses and other liabilities	(1,678)	(1,260)

Net cash (used) provided by operating activities	2,914	2,398

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	28,868	32,625
Maturities, prepayments and calls	34,567	29,415
Purchases	(91,245)	(76,339)
Purchase of other investments	(673)	(2,053)
Loan originations and purchases, net of principal payments	21,209	(29,891)
Additions to premises and equipment	(565)	(1,038)
Net cash received in branch acquisition	9,031	—

Net cash (used) provided by investing activities	1,192	(47,281)

(continued)
See accompanying notes to consolidated financial statements.

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Six months ended June 30,
	2009	2008
	(Unaudited)
Cash flows from financing activities:
Net (decrease) increase in deposits	18,256	(19,433)
Net (decrease) increase in securities sold under agreements to repurchase	1,245	1,087
Repayment of Federal Home Loan Bank advances	(21,503)	(297,396)
Proceeds from Federal Home Loan Bank advances	—	322,508
Net increase (decrease) in mortgagors’ escrow accounts	(83)	(160)
Repurchase of common stock	(236)	(4,205)
Payment of dividends on common stock	(804)	(818)

Net cash provided (used) by financing activities	(3,125)	1,583

Net change in cash and cash equivalents	981	(43,300)

Cash and cash equivalents at beginning of period	33,595	62,225

Cash and cash equivalents at end of period	$34,576	$18,925

Supplemental cash flow information:
Interest paid on deposits	$5,901	$8,061
Interest paid on Federal Home Loan Bank advances	3,907	3,805
Interest paid on other borrowed funds	36	48
Income taxes paid	710	305
See accompanying notes to consolidated financial statements.

LEGACY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Legacy Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, LB Funding Corporation and Legacy Banks (the “Bank”). The accounts of the Bank include all of its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for interim periods ended June 30, 2009 and 2008 are not necessarily indicative of the results to be obtained for a full year. Management evaluated subsequent events through August 5, 2009 for purposes of this filing. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 2008.
2. Recent Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS No. 165”). This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and had no effect on the financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets (“SFAS No 166”). This Statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This Statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This pronouncement will have no impact on the Company’s financial statements. However, all future references to authoritative accounting literature will be references in accordance with SFAS 168.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. FSP 157-4 is effective for interim periods beginning after March 15, 2009. The Company adopted FAS 157-4 as of April 1, 2009. Please refer to the "Note 6. Securities" within the Notes to Condensed Consolidated Financial Statements in Item 1 for a more detailed discussion.
In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP 115-2 and 124-2 (i) changes existing guidance for determining whether an impairment to debt securities is other than temporary and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP 115-2 and 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP 115-2 and 124-2 is effective for interim periods beginning after March 15, 2009. The Company adopted FAS 157-4 as of April 1, 2009. As discussed in Note 6, the Company recognized credit losses of $331,000 in earnings for the quarter ended June 30, 2009 pursuant to the guidelines of FSP 115-2. Please refer to the “Note 6. Securities” within the Notes to Condensed Consolidated Financial Statements in Item 1 for a more detailed discussion.
On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations. Statement 141R significantly changes the accounting for business combinations. Under Statement 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including:
–	Acquisition costs will be generally expensed as incurred,

–	Noncontrolling interests (formerly known as “minority interests” will be valued at fair value at the acquisition date,

–	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies,

–	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date,

–	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense, and

–	Allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer.
Statement 141R also includes a substantial number of new disclosure requirements. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this standard as of January 1, 2009 and the adoption did not significantly impact on the Company’s consolidated financial statements.
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
FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The Company adopted FSP 107-1 and APB 28-1 as of April 1, 2009 and the adoption did not significantly impact the Company’s financial statements.
3. Earnings Per Share
Basic earnings per share is determined by dividing net income by the weighted-average number of net outstanding shares of common stock for the period. The net outstanding shares of common stock equals the gross number of shares of common stock issued less the average unallocated shares of the Legacy Banks Employee Stock Ownership Plan (“ESOP”), the average number of treasury shares and the average number of unvested shares related to restricted stock awards. Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all potential common shares have been issued by the Company. Potential common shares to be issued would include those related to outstanding options and unvested stock awards. The diluted earnings per share calculation for the three and six months ended June 30, 2009 excludes 804,280 of stock options and 198,740 unvested shares of restricted stock whose effect would have been antidilutive. Earnings per share have been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income applicable to common stock (000’s)	$(1,493)	$914	$(2,285)	$1,331

Average number of shares issued	10,308,600	10,308,600	10,308,600	10,308,600
Less: average unallocated ESOP shares	(590,725)	(645,855)	(597,710)	(652,727)
Less: average treasury shares	(1,540,002)	(1,298,996)	(1,533,382)	(1,200,000)
Less: average unvested restricted stock awards	(198,740)	(268,640)	(198,740)	(267,948)

Average number of basic shares outstanding	7,979,133	8,095,109	7,978,768	8,187,925

Plus: dilutive unvested restricted stock awards	—	34,882	—	30,381
Plus: diluted stock option shares	—	—	—	705

Average number of diluted shares outstanding	7,979,133	8,129,991	7,978,768	8,219,011

Basic earnings (loss) per share	$(0.19)	$0.11	$(0.29)	$0.16
Diluted earnings (loss) per share	$(0.19)	$0.11	$(0.29)	$0.16
4. Dividends
On June 3, 2009, the Company declared a cash dividend of $0.05 per share of common stock which was paid on July 1, 2009 to shareholders of record as of the close of business on June 20, 2009.
5. Loan Commitments and Other Contingencies
Outstanding loan commitments and other contingencies totaled $127.2 million at June 30, 2009, compared to $135.1 million as of December 31, 2008. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity and other lines of credit.
6. Securities
The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2009
		OTTI	Gross	Gross
	Amortized	Recognized	Unrealized	Unrealized	Fair
	Cost	In OCI	Gains	Losses	Value
Securities Available for Sale
Debt securities:
Government-sponsored enterprises (GSE)	$64,504	$—	$437	$(142)	$64,799
Municipal	16,652	—	163	(249)	16,566
Corporate and other	1,427	—	50	—	1,477
GSE mortgage-backed	57,418	—	945	(306)	58,057
Private issue mortgage-backed securities	20,671	(2,523)	—	(3,156)	14,992

Total debt securities	160,672	(2,523)	1,595	(3,853)	155,891

Marketable equity securities — Large Cap	4,739	—	751	(267)	5,223

Total securities available for sale	$165,411	$(2,523)	$2,346	$(4,120)	$161,114

Securities Held to Maturity
Other bonds and obligations	$97	$—	$—	$—	$97

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
Debt securities:
Government-sponsored enterprises	$36,459	$463	$(90)	$36,832
Municipal	15,876	176	(420)	15,632
Corporate and other	363	—	—	363
GSE mortgage-backed	51,679	921	(110)	52,490
Private label mortgage-backed	28,588	—	(7,092)	21,496

Total debt securities	132,965	1,560	(7,712)	126,813

Marketable equity securities — Large Cap	6,314	92	(862)	5,544

Total securities available for sale	$139,279	$1,652	$(8,574)	$132,357

Securities Held to Maturity
Other bonds and obligations	$97	$—	$—	$97

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2009 is as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within 1 year	$9,168	$9,174	$—	$—
Over 1 year to 5 years	26,397	26,497	97	97
Over 5 years to 10 years	12,163	12,382	—	—
Over 10 years	34,855	34,789	—	—

Total bonds and obligations	82,583	82,842	97	97

Mortgage-backed	78,089	73,049	—	—

Total debt securities	$160,672	$155,891	$97	$97

For the three months ended June 30, 2009 and 2008, proceeds from the sale and call of securities available for sale amounted to $21.4 million and $9.2 million respectively. Gross gains of $356,000 and $436,000, respectively, and gross losses of $296,000 and $51,000, respectively, were realized on those sales.

For the six months ended June 30, 2009 and 2008, proceeds from the sale and call of securities available for sale amounted to $56.6 million and $54.1 million respectively. Gross gains of $742,000 and $754,000, respectively, and gross losses of $700,000 and $282,000, respectively, were realized on those sales. Gross gains on called securities were $1,000 in the six months ended 2009.
Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
June 30, 2009:
Debt securities:
Government-sponsored enterprises	$114	$13,996	$28	$1,972
Municipal	109	5,839	140	3,351
GSE mortgage-backed	295	16,034	11	478
Private issue mortgage-backed	1,131	2,679	2,025	12,313

Total debt securities	1,649	38,548	2,204	18,114

Marketable equity securities	155	1,429	112	739

Total temporarily impaired securities	$1,804	$39,977	$2,316	$18,853

December 31, 2008:
Debt securities:
Government-sponsored enterprises	$90	$5,821	$—	$—
Municipal	354	6,078	66	2,551
GSE mortgage-backed	81	5,737	29	637
Private issue mortgage-backed	5,037	16,172	2,055	5,324

Total debt securities	5,562	33,808	2,150	8,512

Marketable equity securities	862	2,530	—	—

Total temporarily impaired securities	$6,424	$36,338	$2,150	$8,512

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.
At June 30, 2009, temporarily impaired debt and mortgage-backed securities have unrealized losses from the Company’s amortized cost basis as follows:

			Gross
	# of	Amortized	Unrealized	% of
	Securities	Cost	Loss	Depreciation
Government-sponsored enterprises	16	$16,109	$142	0.9%
Municipal securities	24	9,441	249	2.6%
GSE mortgage-backed	22	16,818	306	1.8%
Private issue mortgage-backed	17	20,671	5,679	27.5%
The unrealized losses on the Company’s investment in debt securities and mortgage-backed securities issued by the U.S. government and government-sponsored enterprises were generally caused by interest rate changes. These investments are guaranteed by the U.S. Government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company has not decided to sell the securities, and it is more likely than not it will not have to sell the securities before recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.
The unrealized losses on the Company’s investment in mortgage-backed securities issued by certain private entities are primarily caused by (a) a general lack of liquidity in the market for these securities and (b) recent downgrades in certain levels of these securities by several industry analysts. The contractual terms of these investments do not permit the issuers to settle the security at a price less than the par value of the investment. While certain individual securities’ credit ratings have decreased below AAA (S&P), the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments based on the current credit statistics of the underlying collateral and the level of credit support available to absorb losses. Management monitors these securities monthly and performs individual impairment testing on securities with adverse agency ratings and adverse credit statistics such as the ratio of credit enhancement to expected losses, ratio of delinquent loans, and cumulative losses. Therefore, it is expected that the bonds would not be ultimately settled at a price less than the par value of the investment. Because the Company has not decided to sell the securities, and it is more likely than not it will not have to sell the securities before recovery of its cost basis, it does not consider these investments to be other-than-temporarily impaired at June 30, 2009.
At June 30, 2009, fourteen marketable equity securities have unrealized losses with aggregate depreciation of 11.0% from the Company’s cost basis. Although some issuers may have shown declines in earnings as a result of the weakened economy, the Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the depreciation of value and has analyzed the issuer’s financial condition and financial performance as well as industry analysts’ reports. Based on that evaluation as well as the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.
The Company’s investment in mortgage-backed securities issued by certain private entities incurred OTTI charges during the quarter ended June 30, 2009. If OTTI has been incurred, and then the Company has not decided to sell the investment security, and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all non-credit factors. The amortized cost basis is decreased by the amount of the credit loss and the amount related to all non-credit related factors is recognized in accumulated other comprehensive loss (AOCL). The new amortized cost basis is not changed for subsequent recoveries in fair value. The credit loss amount loss is based on estimated cash flows expected to be collected taking into consideration the payment structure of the investment security, prepayment speeds, default rates and loss severities, based on the underlying collateral of the securities. Payment structure includes the contractual rate of the security.
For the quarter ended June 30, 2009 the Company recognized OTTI losses totaling $2.8 million with an offset amount of $2.5 million recorded to AOCL on private issue mortgage backed securities. The Company also recognized impairment losses totaling $1.1 million in its equity investments in real estate partnerships.
The following table presents a roll-forward for the amounts related to credit losses recognized in earnings. It relates to the amount of credit losses on investment securities held by the Company for which a portion of an OTTI charge was recognized in AOCL.

For the three
months ended
June 30, 2009
Balance as of March 31, 2009	$—
Credit losses for which OTTI impairment was not recognized in AOCL	331
Reductions for securities sold during the period	—
Additional OTTI credit losses for which an OTTI charge was previously recognized	—
Reductions for increases in cash flows expected to be collected that are recognized that are recognized over remaining life of the security	—

Balance as of June 30, 2009	331

7. Branch Acquisition
On March 13, 2009, Legacy Banks acquired a community banking branch from The Bank of Western Massachusetts. In this acquisition, Legacy assumed approximately $9.8 million in deposits for a purchase premium of approximately $393,000. The purchase price allocation resulted in approximately $285,000 of core deposit intangibles, $43,000 of goodwill and $470,000 of property and equipment.

8. Fair Values of Assets and Liabilities
The Company adopted SFAS No. 157, Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair-value measurements. In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value, as follows:
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
Level 3 — Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. The Company has classified all private issue collateralized mortgage obligations and trust-preferred backed bonds as level 3 assets, the valuation of which is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. Management determined than an orderly and active market for these securities has not existed since mid-2008 based on a significant reduction in trading volume and widening spreads.
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
Securities available for sale — The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities. Securities measured at fair value in Level 2 are based on independent market-based prices received from a third-party pricing service who utilizes pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include debt and mortgage-backed securities issued by government-sponsored enterprises including Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Government National Mortgage Association (GNMA) bonds, corporate and municipal bonds and other securities. Securities measured at fair value in Level 3 include all private issue mortgage-backed securities and collateralized mortgage obligations and trust-preferred backed bonds. Management determined that an orderly and active market for these securities did not exist since mid-2008 based on a significant reduction in trading volume and widening spreads. The Company valuation model for these securities incorporates a net present value calculation which estimates expected future cash flows discounted using a rate management believes is representative of current market conditions. Factors in determining the discount rate include information about the performance of the underlying mortgage loans, such as delinquencies and foreclosure rates, loss experience, and prepayment rates. The methodology also incorporates changes in credit rating of the securities, broker quotes for securities with similar structure and credit risk, and the current level of interest rates and any directional movements in relevant indices.
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
Short-term borrowings – For short-term borrowings maturing within ninety days, carrying values approximate fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.
Long-term borrowings — The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.
Accrued interest — The carrying amounts of accrued interest approximate fair value.
Assets measured at fair value on a recurring basis are summarized below:

	June 30, 2009
				Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
	(Dollars in thousands)
Assets
Securities available for sale	$5,223	$140,760	$15,131	$161,114

Total assets	$5,223	$140,760	$15,131	$161,114

	December 31, 2008
				Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
	(Dollars in thousands)
Assets
Securities available for sale	$5,544	$104,954	$21,859	$132,357

Total assets	$5,544	$104,954	$21,859	$132,357

The table below presents, for the quarter ended June 30, 2009, the changes in Level 3 assets (dollars in thousands) that are measured at fair value on a recurring basis:

Assets
AFS Securities
Balance as of January 1, 2009	$21,859
Total realized/unrealized gains (losses) included in net income	(807)
Total unrealized gains (losses) included in other comprehensive income	1,164
Purchases, sales, issuances and settlements	(7,085)
Transfers in and/or out of Level 3	—

Balance as of June 30, 2009	$15,131

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$1,164

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2009 and 2008.

					Year-to-date
				Quarter Ended	Ended
	June 30, 2009			June 30, 2009	June 30, 2009
				Total	Total
	Level 1	Level 2	Level 3	Gains/(Losses)	Gains/(Losses)
	(Dollars in thousands)
Assets
Loans	$—	$10,489	$—	$(1,502)	$(2,056)

Total assets	$—	$10,489	$—	$(1,502)	$(2,056)

					Year-to-date
				Quarter Ended	Ended
	June 30, 2008			June 30, 2008	June 30, 2008
				Total	Total
	Level 1	Level 2	Level 3	Gains/(Losses)	Gains/(Losses)
	(Dollars in thousands)
Assets
Loans	$—	$973	$—	$(1)	$(53)

Total assets	$—	$973	$—	$(1)	$(53)

Impaired loans level 2: In accordance with the provisions of SFAS No. 114, certain loans held for investment were written down to the fair value, less costs to sell, of the underlying collateral securing these loans of $8.4 million, resulting in a loss of $2.1 million, which was recognized in earnings through the provision for loan losses. The fair value of the collateral used by the Company represents that amount expected to be received from the sale of the property as determined by an independent, licensed or certified appraiser in accordance with Uniform Standards of Professional Appraisal Practice, using observable market data.
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

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$34,576	$34,576	$33,595	$33,595
Securities — Available for sale	161,114	161,114	132,357	132,357
Securities — Held to maturity	97	97	97	97
Federal Home Loan Bank of Boston stock	10,932	10,932	10,932	10,932
Savings Bank Life Insurance stock	1,709	1,709	1,709	1,709
Other investments	6,678	6,678	7,544	7,544
Loans and loans held for sale	671,943	677,606	695,264	704,765
Accrued interest receivable	3,561	3,561	3,633	3,633

Financial liabilities:
Deposits	636,177	640,904	608,088	613,251
Repurchase agreements	6,483	6,482	5,238	5,237
FHLB advances	176,395	184,206	197,898	200,836
Mortgagors’ escrow accounts	932	932	1,015	1,015

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
Forward-Looking Statements
Certain statements herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe”, “expect”, “anticipate”, “estimate”, and “intend” or future or conditional verbs such as “will”, “would”, “should”, “could”, or “may”. Certain factors that could cause actual results to differ materially from expected results include, but are not limited to: changes in the interest rate environment, changes in general economic conditions, the level of future deposit premiums, the effect of developments in the secondary market affecting our loan pricing, changes in consumer spending, borrowing and savings habits, changes in our organization, compensation and benefit plans, legislative and regulatory changes that adversely affect the businesses in which the Company is engaged and changes in the securities market. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company disclaims any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.
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

Fair Values of Assets and Liabilities: The Company adopted SFAS No. 157, Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles. In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The Company has classified all private issue collateralized mortgage obligations and trust-preferred backed bonds as level 3 assets, the valuation of which is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. Management determined than an orderly and active market for these securities did not exist based on a significant reduction in trading volume and widening spreads during the later half of 2008 and first half of 2009.
Goodwill. Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair value of goodwill is assessed at least annually using the testing methodology as described within Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets. The impairment testing process considers a variety of factors including the current market price of our common shares, a review of recent bank and thrift sale transactions, the estimated fair value and net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. Impairment, if any, identified under this method is recognized in the period identified. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels. The Company performs an annual impairment testing as of June 30. The impairment testing as of June 30, 2009 and 2008 indicated that no impairment charge was required as of those dates.
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
Comparison of Financial Condition at June 30, 2009 and December 31, 2008
Overview: Total assets increased by $5.3 million, or 0.6%, from $944.7 million at December 31, 2008 to $950.0 million at June 30, 2009. Within the overall balance sheet, investment securities increased while net loans decreased. On the liability side, an increase in total deposits was partially offset by a decrease in borrowings from the Federal Home Loan Bank of Boston (FHLBB), as discussed below.
Investment Activities: Cash and short-term investments increased by $981,000, or 2.9%, from $33.6 million at December 31, 2008 to $34.6 million at June 30, 2009. Available for sale securities increased $28.8 million, or 21.7%, from $132.4 million at December 31, 2008 to $161.1 million, or 17.0% of total assets, at June 30, 2009. The portfolio consists primarily of debt obligations issued by certain government-sponsored agencies and municipalities. Additionally, the portfolio includes mortgage-backed securities with a fair value of $73.0 million, $58.1 of which is issued or backed by Freddie Mac, Fannie Mae, Ginnie Mae or other government-sponsored agencies, and $15.0 million issued by certain private issuers. Restricted equity securities totaled $19.3 million at June 30, 2009 and consisting primarily of stock in the Federal Home Loan Bank of Boston (FHLBB) and in Savings Bank Life Insurance of Massachusetts, and investments in real estate partnerships. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At June 30, 2009		At December 31, 2008
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)
Securities available for sale:
Government-sponsored enterprises (GSE)	$64,504	$64,799	$36,459	$36,832
Municipal bonds	16,652	16,566	15,876	15,632
Corporate bonds and other obligations	1,427	1,477	363	363
GSE mortgage-backed securities	57,418	58,057	51,679	52,490
Private issue mortgage-backed securities	20,671	14,992	28,588	21,496

Total debt securities	160,672	155,891	132,965	126,813

Common stock	4,739	5,223	6,314	5,544

Total securities available for sale	165,411	161,114	139,279	132,357

Securities held to maturity:
Other bonds and obligations	97	97	97	97

Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	10,932	10,932	10,932	10,932
Savings Bank Life Insurance	1,709	1,709	1,709	1,709
Real estate partnerships	6,497	6,497	7,360	7,360
Other investments	181	181	184	184

Total restricted equity securities and other investments	19,319	19,319	20,185	20,185

Total securities	$184,827	$180,530	$159,561	$152,639

Lending Activities: Total net loans, excluding loans held for sale, at June 30, 2009 were $671.8 million, a decrease of $23.4 million, or 3.4%, from $695.3 million at December 31, 2008. The following table sets forth the composition of the Bank’s loan portfolio (excluding loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At June 30, 2009		At December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans on real estate:
Residential	$304,848	44.88%	$344,235	49.15%
Commercial	256,811	37.81	246,374	35.18
Home equity	68,707	10.12	63,138	9.01

	630,366	92.81	653,747	93.34

Other loans:
Commercial	36,801	5.42	34,242	4.89
Consumer and other	12,039	1.77	12,386	1.77

	48,840	7.19	46,628	6.66

Total loans	679,206	100.00%	700,375	100.00%

Other Items:
Net deferred loan costs	1,428		1,531
Allowance for loan losses	(8,813)		(6,642)

Total Loans, net	$671,821		$695,264

Growth in commercial real estate and commercial other loans of $13.0 million, or 4.6% was offset by a decrease in residential mortgages of $39.4 million, or 11.4% as many customers took advantage of the decrease in mortgage rates and refinanced their existing mortgages into 30 year fixed-rate mortgages, a product which the Bank currently sells in the secondary market with servicing retained. During the first six months of 2009, the Bank experienced growth in home equity loans which increased $5.6 million, or 8.8%.

Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. No interest income from these loans was recorded in net income for the three and six month periods ended June 30, 2009 while they were on non-accrual status. If the non-accrual loans had been current, the gross interest income that would have been recorded is equal to approximately $261,000 and $481,000, respectively for the three and six month period ended June 30, 2009. The Bank had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven or the loans have been modified at an interest rate less than current market rates) at June 30, 2009 or December 31, 2008.

	At June 30,	At December 31,
	2009	2008
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$4,489	$1,190
Commercial mortgage	9,548	5,777
Commercial	693	410
Home equity, consumer and other	208	172

Total non-accrual loans	14,938	7,549

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—
Commercial mortgage	—	—
Commercial	—	—
Home equity, consumer and other	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	$14,938	$7,549

Troubled debt restructurings	$—	$—

Ratios:
Non-performing loans to total loans	2.20%	1.08%
Non-performing assets to total assets	1.57%	0.80%
Nonperforming loans have increased $7.4 million since the end of 2008 and primarily consist of commercial real estate and residential mortgage loans. The Bank continues to monitor all loans very closely and analyze their balance to the value of any underlying collateral, with the establishment of a specific reserve against the loan if deemed necessary. Loans are generally placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due.
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
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. Impaired loans with payments past due 90 days or greater are generally maintained on a non-accrual basis. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank generally does not separately identify individual consumer and residential loans for impairment disclosures. At June 30, 2009, impaired loans totaled $17.8 million with a corresponding specific reserve allowance of $3.0 million.
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

	At or for the three months		At or for the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Balance at beginning of period	$7,330	$5,656	$6,642	$5,568

Charge-offs:
Mortgage loans on real estate:	—	(16)	—	(93)
Other loans:
Commercial	—	(163)	(14)	(182)
Consumer and other	(69)	(46)	(126)	(121)

Total other loans	(69)	(209)	(140)	(303)

Total charge-offs	(69)	(225)	(140)	(396)

Recoveries:
Mortgage loans on real estate	1	62	1	69
Other loans:
Commercial	18	8	30	8
Consumer and other	27	19	46	46

Total other loans	45	27	76	54

Total recoveries	46	89	77	123

Net recoveries (charge-offs)	(23)	(136)	(63)	(273)

Provision for loan losses	1,506	346	2,234	571

Balance at end of period	$8,813	$5,866	$8,813	$5,866

Ratios:
Net recoveries (charge-offs) to average loans outstanding - annualized	(0.01%)	(0.08%)	(0.02%)	(0.08%)

Allowance for loan losses to non-performing loans at end of period	59.00%	91.13%	59.00%	91.13%

Allowance for loan losses to total loans at end of period	1.30%	0.85%	1.30%	0.85%

Deposits: The following table sets forth the Bank’s deposit accounts (excluding escrow deposits) at the dates indicated:

	At June 30, 2009		At December 31, 2008
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)
Deposit type:
Demand	$70,151	11.03%	$66,545	10.94%
Regular savings	49,477	7.78	46,946	7.72
Relationship savings	119,970	18.86	121,376	19.96
Money market deposits	71,582	11.25	60,174	9.89
NOW deposits	44,426	6.98	43,206	7.11

Total transaction accounts	355,606	55.90	338,247	55.62

Term certificates less than $100,000	172,251	27.08	162,739	26.76
Term certificates $100,000 or more	108,320	17.02	107,102	17.62

Total certificate accounts	280,571	44.10	269,841	44.38

Total deposits	$636,177	100.00%	$608,088	100.00%

Deposits increased $28.1 million or 4.6% from $608.1 million at December 31, 2008 to $636.2 million at June 30, 2009. Part of this increase is attributable to the Bank’s acquisition in March 2009 of a single, full-service branch office located in Haydenville, Massachusetts, which resulted in the assumption of approximately $9.8 million of deposits. The overall increase was primarily in money market accounts and certificates of deposit (CDs) which increased $11.4 million, or 19.0% and $10.7 million or 4.0%, respectively. At June 30, 2009 CDs represented 44.1% of total deposits, slightly less than at December 31, 2008. Other, smaller increases in regular savings and demand accounts were partially offset by a small decrease in relationship savings accounts.
Borrowings include advances from the FHLBB as well as securities sold under agreements to repurchase, and have decreased $20.3 million, or 10.0%, to $182.9 million at June 30, 2009. The increase in overall deposits has allowed the Bank to pay off high rate FHLBB borrowings as they matured during the quarter.
Stockholders’ Equity decreased by $756,000 during the first six months of 2009. The decrease in equity due to the net loss of $2.3 million and the declaration of a dividend of $0.05 per share during the each of the first two quarters of 2009 was offset somewhat by the amortization of unearned compensation and a decrease in the unrealized loss on available-for-sale investment securities. Additionally, the Company repurchased 22,200 shares of common stock as part of the Stock Repurchase Plan announced in March 2009.
Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008
Net loss for the three months ended June 30, 2009 was $1.5 million, as compared to net income of $914,000 for the same period in 2008. This decrease was primarily due to an increase in the loss taken on investments deemed to be other-than-temporarily impaired, and an increase in the provision expense for loan losses. The decrease in net income from year to year was also the result of an increase in operating expenses. All of these changes are discussed below.
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

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net (2)	$685,660	$9,803	5.72%	$670,887	$10,379	6.19%
Investment securities	183,022	1,781	3.89%	164,048	2,037	4.97%
Short-term investments	18,488	3	0.06%	10,971	50	1.82%

Total interest-earning assets	887,170	11,587	5.22%	845,906	12,466	5.89%
Non-interest-earning assets	73,370			66,881

Total assets	$960,540			$912,787

Interest-bearing liabilities:
Savings deposits	$51,768	44	0.34%	$49,221	47	0.38%
Relationship savings	120,731	380	1.26%	125,789	600	1.91%
Money market	72,699	186	1.02%	57,159	314	2.20%
NOW accounts	44,548	45	0.40%	42,362	53	0.50%
Certificates of deposits	281,784	2,143	3.04%	255,176	2,531	3.97%

Total interest-bearing deposits	571,530	2,798	1.96%	529,707	3,545	2.68%
Borrowed funds	189,940	1,877	3.95%	186,201	1,942	4.17%

Total interest-bearing liabilities	761,470	4,675	2.46%	715,908	5,487	3.07%
Non-interest-bearing liabilities	72,890			65,847

Total liabilities	834,360			781,755
Equity	126,180			131,032

Total liabilities and equity	$960,540			$912,787

Net interest income		$6,912			$6,979

Net interest rate spread (3)			2.76%			2.82%
Net interest-earning assets (4)	$125,700			$129,998

Net interest margin (5)			3.12%			3.30%
Average interest-earning assets to interest-bearing liabilities			116.51%			118.16%

(1)	Yields and rates for the three months ended June 30, 2009 and 2008 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended June 30, 2009 and 2008.

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

	Three Months Ended June 30,
	2009 vs. 2008
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net	$236	$(812)	$(576)
Investment securities	292	(548)	(256)
Short-term investments	114	(161)	(47)

Total interest-earning assets	642	(1,521)	(879)

Interest-bearing liabilities:
Savings deposits	2	(5)	(3)
Relationship savings	(23)	(197)	(220)
Money market	130	(258)	(128)
NOW accounts	3	(11)	(8)
Certificates of deposits	311	(699)	(388)

Total deposits	423	(1,170)	(747)
Borrowed funds	40	(105)	(65)

Total interest-bearing liabilities	463	(1,275)	(812)

Change in net interest income	$179	$(246)	$(67)

Net interest income for the three months ended June 30, 2009 was $6.9 million, a decrease of $67,000, or 1.0%, over the same period of 2008. This decrease was a result of both a decrease in net interest margin in 2009 as well as a decrease in net interest-earning assets, as outlined below.
Interest income for the three months ended June 30, 2009 decreased $879,000, or 7.1%, to $11.6 million as compared to $12.5 million in the same period of 2008. This decrease was mainly rate driven as the yield on interest-earning assets was 5.22% for the quarter, a decrease of 67 basis points from a yield of 5.89% in the second quarter of 2008, resulting in a decrease to interest income of $1.5 million. The decrease in yield was partially offset by growth in average interest-earning assets of $41.3 million, which provided additional interest income of $642,000. Average outstanding net loans increased $14.8 million, or 2.2%, primarily as a result of the growth in commercial real estate loans, while average outstanding investment securities increased $19.0 million, or 11.6%.
Interest expense decreased $812,000, or 14.8%, to $4.7 million for the three months ended June 30, 2009 as compared to $5.5 million during the same period in 2008. Average interest-bearing liabilities in the second quarter of 2009 increased $45.6 million, or 6.4%, as compared to the same quarter of 2008, accounting for $463,000 of additional interest expense. The average cost of funds decreased to 2.46% for the three month period ended June 30, 2009, a decrease of 61 basis points from a cost of funds of 3.07% for the same period in 2008, resulting in a decrease in interest expense of $1.3 million.
Provision for loan loss expense increased $1.2 million to $1.5 million for the three months ended June 30, 2009 as compared to a provision expense of $346,000 for the three months ended June 30, 2008. This increase was a reflection of both the difference in the amount of and mix of loan growth for the period, a continuous review and analysis of current market and economic conditions by management, as well as higher reserves established against certain loans in 2009. At June 30, 2009, the Company’s total allowance for loan losses was $8.8 million, or 1.30% of total loans, compared to $6.6 million, or 0.95% of total loans at December 31, 2008.
Non-interest income for the second quarter was $198,000, a decrease of $1.2 million from the same period of 2008. The primary cause of this decrease was an increase in the amount of writedowns taken on investments deemed to be other-than-temporarily impaired (OTTI). The Bank incurred $1.4 million of OTTI charges on certain bonds and limited partnership investments during the second quarter of 2009 as compared to a charge of $344,000 in the second quarter of 2008. In 2009, the Bank also had decreases in fees from customers, portfolio management and insurance and investment products, and net gains on the sales of securities, partially offset by an increase on the gain on sale of mortgages.

Non-interest expense increased $904,000, or 13.4%, to $7.7 million for the three months ended June 30, 2009 as compared to the same period of 2008. New full-service denovo branch offices opened in July 2008 in Albany, New York and in January 2009 in Latham, New York, as well as the Haydenville, Massachusetts branch office acquired in the first quarter of 2009 contributed to increases in occupancy and equipment, data processing, advertising and other general and administrative expenses. Additionally, changes in the deposit insurance assessment formula by the Federal Depository Insurance Corporation (FDIC) resulted in an expense of $240,000 in the second quarter of 2009 as compared to $26,000 in the same period of 2008. In addition to the increase in the regular deposit insurance, the FDIC also declared a special assessment of $425,000 during the 2009 quarter. The FDIC is authorized to make an additional special assessment in 2009.
Income tax expense decreased $954,000, from an expense of $401,000 in the second quarter of 2008, to a tax benefit of $553,000 in the first quarter of 2009 as a result of the decrease in net income before taxes. The Company’s combined federal and state effective tax rate for the second quarter of 2009 was 27.0% as compared to a rate of 30.5% in the second quarter of 2008.
Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008
Net loss for the six months ended June 30, 2009 was $2.3 million, as compared to net income of $1.3 million for the same period in 2008. This decrease was primarily due to an increase in the loss taken on investments deemed to be other-than-temporarily impaired, and an increase in the provision expense for loan losses. The decrease in net income was also the result of an increase in operating expenses, offset somewhat by an increase in net interest income. All of these changes are discussed below.
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

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net (2)	$689,985	$19,835	5.75%	$663,299	$20,904	6.30%
Investment securities	170,726	3,681	4.31%	166,567	4,098	4.92%
Short-term investments	20,295	7	0.07%	15,985	214	2.68%
	—
Total interest-earning assets	881,006	23,523	5.34%	845,851	25,216	5.96%
Non-interest-earning assets	73,524			66,606

Total assets	$954,530			$912,457

Interest-bearing liabilities:
Savings deposits	$50,960	93	0.36%	$50,446	101	0.40%
Relationship savings	122,164	858	1.40%	121,277	1,411	2.33%
Money market	65,119	385	1.18%	59,347	812	2.74%
NOW accounts	43,024	94	0.44%	41,196	112	0.54%
Certificates of deposits	280,688	4,374	3.12%	264,721	5,625	4.25%

Total interest-bearing deposits	561,955	5,804	2.07%	536,987	8,061	3.00%
Borrowed funds	194,408	3,849	3.96%	177,287	3,836	4.33%

Total interest-bearing liabilities	756,363	9,653	2.55%	714,274	11,897	3.33%
Non-interest-bearing liabilities	72,367			65,826

Total liabilities	828,730			780,100
Equity	125,800			132,357

Total liabilities and equity	$954,530			$912,457

Net interest income		$13,870			$13,319

Net interest rate spread (3)			2.79%			2.63%
Net interest-earning assets (4)	$124,643			$131,577

Net interest margin (5)			3.15%			3.15%
Average interest-earning assets to interest-bearing liabilities			116.48%			118.42%

(1)	Yields and rates for the six months ended June 30, 2009 and 2008 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the six months ended June 30, 2009 and 2008.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Six Months Ended June 30,
	2009 vs. 2008
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net	$915	$(1,984)	$(1,069)
Investment securities	105	(522)	(417)
Short-term investments	80	(287)	(207)

Total interest-earning assets	1,100	(2,793)	(1,693)

Interest-bearing liabilities:
Savings deposits	1	(9)	(8)
Relationship savings	10	(563)	(553)
Money market	88	(515)	(427)
NOW accounts	6	(24)	(18)
Certificates of deposits	367	(1,618)	(1,251)

Total deposits	472	(2,729)	(2,257)
Borrowed funds	112	(99)	13

Total interest-bearing liabilities	584	(2,828)	(2,244)

Change in net interest income	$516	$35	$551

Net interest income for the six months ended June 30, 2009 was $13.9 million, an increase of $551,000, or 4.1%, over the same period of 2008. This increase was primarily attributable to the growth of interest-earning assets, as outlined below.
Interest income for the six months ended June 30, 2009 decreased $1.7 million, or 6.7%, to $23.5 million as compared to $25.2 million in the same period of 2008. This decrease was mainly rate driven as the yield on interest-earning assets was 5.34% for the first six months of 2009, a decrease of 62 basis points from a yield of 5.96% in the same period of 2008, resulting in a decrease to interest income of $2.8 million. The decrease in yield was partially offset by growth in average interest-earning assets of $35.2 million, which provided additional interest income of $1.1 million. Average outstanding net loans increased $26.7 million, or 4.0%, primarily as a result of the growth in commercial real estate loans.
Interest expense decreased $2.2 million, or 18.9%, to $9.7 million for the six months ended June 30, 2009 as compared to $11.9 million during the same period in 2008. Average interest-bearing liabilities in the first six months of 2009 increased $42.1 million, or 5.9%, as compared to the same period in 2008, accounting for $584,000 of additional interest expense. The average cost of funds decreased to 2.55% for the six month period ended June 30, 2009, a decrease of 78 basis points from a cost of funds of 3.33% for the same period in 2008, resulting in a decrease in interest expense of $2.8 million.
Provision for loan loss expense increased $1.7 million to $2.2 million for the six months ended June 30, 2009 as compared to a provision expense of $571,000 for the six months ended June 30, 2008. This increase was a reflection of both the difference in the amount of and mix of loan growth for the period, a continuous review and analysis of current market and economic conditions by management, as well as higher reserves established against certain loans in 2009. At June 30, 2009, the Company’s total allowance for loan losses was $8.8 million, or 1.30% of total loans, compared to $6.6 million, or 0.95% of total loans at December 31, 2008.
Non-interest income for the first six months of 2009 was a net charge of $94,000 a decrease of $2.7 million from the same period of 2008. The primary cause of this decrease was an increase in the amount of writedowns taken on investments deemed to be other-than-temporarily impaired (OTTI). The Bank incurred $3.0 million of OTTI charges on certain equities, bonds and limited partnership investments during the first half of 2009 as compared to a charge of $590,000 in the first half of 2008. In 2009, the Bank also had decreases in fees from customers, portfolio management and insurance and investment products, and net gains from the sale of securities, partially offset by an increase on the gain on sale of mortgages and income from bank-owned life insurance.
Non-interest expense increased $1.3 million, or 9.8%, to $14.7 million for the six months ended June 30, 2009 as compared to the same period of 2008. The new full-service denovo branch office opened in July 2008 in Albany, New York and in

January 2009 in Latham, New York, as well as the Haydenville, MA branch office acquired in the first quarter of 2009 contributed to increases in occupancy and equipment, data processing, advertising and other general and administrative expenses. Additionally, changes in the deposit insurance assessment formula by the Federal Depository Insurance Corporation (FDIC) resulted in an expense of $472,000 in the first six months of 2009 as compared to $43,000 in the same period of 2008. In addition to the increase in the regular deposit insurance, the FDIC also declared a special assessment of $425,000 during the second quarter of 2009.
Income tax expense decreased $1.5 million, from an expense of $587,000 in the first half of 2008, to a tax benefit of $900,000 in the first half of 2009 primarily as a result of the decrease in net income before taxes. The Company’s combined federal and state effective tax rate for the first six months of 2009 was 28.3% as compared to a rate of 30.6% in the first six months of 2008.
Minimum Regulatory Capital Requirements: As of June 30, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s capital amounts and ratios as of June 30, 2009 (unaudited) and December 31, 2008 (unaudited) are presented in the table.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009:

Total capital to risk weighted assets	$91,974	13.1%	$56,162	8.0%	$70,203	10.0%
Tier 1 capital to risk weighted assets:	83,260	11.9	28,081	4.0	42,122	6.0
Tier 1 capital to average assets:	83,260	9.0	27,820	3.0	46,367	5.0

December 31, 2008:

Total capital to risk weighted assets:	$91,400	13.0%	$56,082	8.0%	$70,102	10.0%
Tier 1 capital to risk weighted assets:	84,533	12.1	28,041	4.0	42,061	6.0
Tier 1 capital to average assets:	84,533	9.4	26,917	3.0	44,862	5.0
Contractual Obligations. Additional information relating to payments due under contractual obligations is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2008. The following table presents information indicating various contractual obligations and commitments of the Company as of June 30, 2009 and the respective maturity dates:

	June 30, 2009
			More than	More than
			One Year	Three Years
			through	through	Over Five
	Total	One Year or Less	Three Years	Five Years	Years
	(Dollars in Thousands)
Federal Home Loan Bank of Boston advances	$176,395	$35,986	$41,700	$48,000	$50,709
Securities sold under agreements to repurchase	6,483	6,483	—	—	—

Total contractual obligations	$182,878	$42,469	$41,700	$48,000	$50,709

Off-Balance Sheet Arrangements: Other than loan commitments and other contingencies shown below, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Bank’s loan commitments and other contingencies outstanding as of June 30, 2009:

	June 30, 2009
			More than	More than
			One Year	Three Years
		One Year or	through	Through Five	Over Five
	Total	Less	Three Years	Years	years
	(Dollars in Thousands)
Commitments to grant loans (1)	$19,930	$19,930	$—	$—	$—
Commercial loan lines-of-credit	13,320	13,320	—	—	—
Unused portion of home equity loans (2)	65,210	858	5,824	15,555	42,973
Unused portion of construction loans (3)	13,512	13,512	—	—	—
Unused portion of overdraft lines-of-credit(4)	5,029	—	—	—	5,029
Unused portion of personal lines-of-credit(5)	844	—	—	—	844
Standby letters of credit(6)	3,426	3,426	—	—	—
Other commitments and contingencies(7)	5,904	—	5,904	—	—

Total loan and other commitments	$127,175	$51,046	$11,728	$15,555	$48,846

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of residential construction loans are available to the borrower for up to one year. Commercial construction loans maturities may be longer than one year.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.

(7)	Other commitments relate primarily to potential additional capital calls the Company is committed to contribute as part of its investment in certain real estate limited partnerships.
Item 3: Quantitative and Qualitative Disclosures about Market Risks
There has been no material change in the Company’s market risk during the six months ended June 30, 2009. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Bank to measure its interest rate risk.
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
Item 1A. Risk Factors
In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factor previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings.
On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment is payable on September 30, 2009. We recorded an expense of $425,000 during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sales of Equity Securities — Not applicable

(b)	Use of Proceeds — Not applicable

(c)	Repurchase of Our Equity Securities — In March 2009 the Company announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 439,095 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Purchases under this Stock Repurchase Program in the second quarter of 2009 were as follows:

				(d) Maximum Number or
			(c) Total Number of	Approximate Dollar Value
	(a) Total Number		Shares Purchased as Part	of Shares that May Yet Be
	Shares of	(b) Average Price	of Publicly announced	Purchased Under the Plans or
Period	Purchased	Paid per Share	Plans or Programs	Programs
April 1 — 30	—	—	—	439,095
May 1 — 31	10,000	$10.38	10,000	429,095
June 1 — 30	12,200	$10.80	22,200	416,895
In the period from July 1, 2009 to July 31, 2009, the Company purchased an additional 3,000 shares under the repurchase program announced in March 2009, at an average price of $11.69 per share. Any further repurchases under the Stock Repurchase Program will be made through open market purchase transactions from time to time. The amount and exact timing of any repurchases will depend on market conditions and other factors, at the discretion of management of the Company. There is no assurance that the Company will repurchase shares during any period.

Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the stockholders of the Company was held on May 13, 2009:
1.	The following individuals were elected as directors, each for a three-year term by the following vote:

	FOR	WITHHELD
Eugene A. Dellea	7,175,540	1,606,372
Dorothy B. Winsor	7,184,727	1,597,185
2.	The appointment of Wolf & Company, P.C. as the independent registered public accounting firm of Legacy Bancorp, Inc. for the fiscal year ending December 31, 2009 was ratified by the stockholders by the following vote:

FOR	WITHHELD	ABSTAIN
7,309,672	1,456,823	15,417
Item 5 Other Information
None

Item 6: Exhibits

2.1	Amended and Restated Plan of Conversion (1)

3.1	Certificate of Incorporation of Legacy Bancorp, Inc.(1)

3.2	Bylaws of Legacy Bancorp, Inc. (as amended) (1)

10.1	Legacy Banks ESOP Trust Agreement(2)

10.2	ESOP Plan Document (2)

10.3	ESOP Loan Documents (2)

10.4.1	Employment Agreement between Legacy Banks and J. Williar Dunlaevy (2)

10.4.2	Employment Agreement between Legacy Banks and Michael A. Christopher (2)

10.4.3	Employment Agreement between Legacy Banks and Steven F. Pierce (2)

10.4.4	Employment Agreement between Legacy Banks and Stephen M. Conley (2)

10.4.5	Employment Agreement between Legacy Banks and Richard M. Sullivan (2)

10.5.1	Employment Agreement between Legacy Bancorp, Inc. and J. Williar Dunlaevy (2)

10.5.2	Employment Agreement between Legacy Bancorp, Inc. and Michael A. Christopher (2)

10.5.3	Employment Agreement between Legacy Bancorp, Inc. and Steven F. Pierce (2)

10.5.4	Employment Agreement between Legacy Bancorp, Inc. and Stephen M. Conley (2)

10.5.5	Employment Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan (2)

10.5.6	Separation Agreement and General Release dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher (4)

10.5.7	Separation Agreement and General Release dated as of December 21, 2007 between Legacy Bancorp, Inc., Legacy Banks and Stephen M. Conley (4)

10.5.8	Consulting Agreement dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher (4)

10.5.9	Purchase Agreement by and between First Niagara Bank and Legacy Banks dated as of July 25, 2007 (6)

10.5.10	Change In Control Agreement between Legacy Bancorp, Inc. and Paul H. Bruce (7)

10.5.11	Change In Control Agreement between Legacy Bancorp, Inc. and Kimberly A. Mathews (7)

10.5.12	Purchase Agreement by and between The Bank of Western Massachusetts and Legacy Banks dated as of December 15, 2008 (8)

10.5.13	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and J. Williar Dunlaevy (9)

10.5.14	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and Steven F. Pierce (9)

10.5.15	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and Richard M. Sullivan (9)

10.5.16	Amended and Restated Supplemental Executive Retirement Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and J. Williar Dunlaevy (9)

10.11	2006 Equity Incentive Plan (3)

11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Notes to Consolidated Financial Statements within Part I, “Financial Statements”

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Paul H. Bruce

32	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 filed October 27, 2005.

(2)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended.

(3)	Incorporated by reference from the Registrant’s Definitive Proxy Statement on Form DEF 14A filed September 25, 2006

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 5, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 21, 2007.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 25, 2007.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed October 30, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 16, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 25, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY BANCORP, INC.
Date: August 5, 2009	/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date: August 5, 2009	/s/ Paul H. Bruce
Paul H. Bruce
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)