Form 10-Q
period 2009-09-30
Legacy Bancorp, Inc.
filed 2009-11-06
CIK 1332199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12(b)-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐   No ☑
The number of shares of Common Stock outstanding as of November 1, 2009 was 8,734,512.

LEGACY BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements
LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$12,549	$13,245
Short-term investments	25,979	20,350

Cash and cash equivalents	38,528	33,595
Securities — Available for sale	176,108	132,357
Securities — Held to maturity	97	97
Restricted equity securities and other investments — at cost	17,584	20,185
Loans held for sale	379	—
Loans, net of allowance for loan losses of $8,836 in 2009 and $6,642 in 2008	658,001	695,264
Premises and equipment, net	19,691	19,770
Accrued interest receivable	3,347	3,633
Goodwill, net	9,730	9,687
Net deferred tax asset	9,063	10,023
Bank-owned life insurance	15,972	15,551
Other assets	4,056	4,495
Foreclosed assets	990	—

	$953,546	$944,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$68,327	$66,545
Interest-bearing	579,633	541,543

Total deposits	647,960	608,088
Securities sold under agreements to repurchase	6,400	5,238
Federal Home Loan Bank advances	167,491	197,898
Mortgagors’ escrow accounts	1,138	1,015
Accrued expenses and other liabilities	6,259	8,276

Total liabilities	829,248	820,515

Commitments and contingencies

Stockholders’ Equity
Preferred Stock ($.01 par value, 10,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized and 10,308,600 issued at September 30, 2009 and December 31, 2008; 8,746,812 outstanding at September 30, 2009 and 8,781,912 outstanding at December 31, 2008)	103	103
Additional paid-in-capital	102,717	102,475
Unearned Compensation — ESOP	(7,505)	(8,055)
Unearned Compensation — Equity Incentive Plan	(2,097)	(2,727)
Retained earnings	53,346	58,534
Accumulated other comprehensive income (loss)	(421)	(4,722)
Treasury stock, at cost (1,561,788 shares at September 30, 2009 and 1,526,688 shares at December 31, 2008)	(21,845)	(21,466)

Total stockholders’ equity	124,298	124,142

	$953,546	$944,657

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans	$9,642	$10,564	$29,478	$31,468
Securities:
Taxable	1,552	1,895	4,911	5,752
Tax-Exempt	167	135	488	377
Short-term investments	3	24	10	238

Total interest and dividend income	11,364	12,618	34,887	37,835

Interest expense:
Deposits	2,656	3,261	8,460	11,322
Federal Home Loan Bank advances	1,748	2,067	5,561	5,856
Other borrowed funds	16	25	52	73

Total interest expense	4,420	5,353	14,073	17,251

Net interest income	6,944	7,265	20,814	20,584

Provision for loan losses	101	4	2,334	575

Net interest income after provision for loan losses	6,843	7,261	18,480	20,009

Non-interest income:
Customer service fees	736	826	2,140	2,435
Portfolio management fees	233	272	723	855
Income from bank owned life insurance	90	227	418	469
Insurance, annuities and mutual fund fees	25	33	84	147
Gain on sales of securities, net	199	(166)	241	306
Total other-than temporary impairment losses	(3,426)	(675)	(8,927)	(1,265)
Related loss (gain) recognized in other comprehensive income	(226)	—	2,264	—

Net impairment losses	(3,652)	(675)	(6,663)	(1,265)
Gain on sales of loans, net	156	4	725	121
Miscellaneous	9	11	33	44

Total non-interest income	(2,204)	532	(2,299)	3,112

Non-interest expenses:
Salaries and employee benefits	3,447	3,739	10,343	10,934
Occupancy and equipment	931	912	3,001	2,754
Data processing	691	615	2,025	1,898
Professional fees	287	187	765	538
Advertising	367	327	1,072	886
FDIC Deposit Insurance	250	36	1,190	79
Other general and administrative	997	1,019	3,302	3,155

Total non-interest expenses	6,970	6,835	21,698	20,244

Income (loss) before income taxes	(2,331)	958	(5,517)	2,877

Provision (benefit) for income taxes	(633)	394	(1,533)	981

Net income (loss)	$(1,698)	$564	$(3,984)	$1,896

Earnings (loss) per share
Basic	$(0.21)	$0.07	$(0.50)	$0.23
Diluted	$(0.21)	$0.07	$(0.50)	$0.23

Weighted average shares outstanding
Basic	7,978,928	7,960,579	7,981,042	8,111,590
Diluted	7,978,928	7,994,020	7,981,042	8,143,461
See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in thousands, except per share amounts)
(Unaudited)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other		Total
	Common Stock		Paid-in	Compensation -	Equity	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2007	9,240,960	$103	$101,720	$(8,787)	$(3,525)	$58,709	$270	$(15,398)	$133,092

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	1,896	—	—	1,896
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(4,163)	—	(4,163)

Total comprehensive income (loss)									(2,267)

Cash dividends declared ($0.15 per share)	—	—	—	—	—	(1,217)	—	—	(1,217)
Common stock repurchased - 5% Stock Repurchase
Program announced December 2007	(431,700)	—	—	—	—	—	—	(5,747)	(5,747)
Stock option expense	—	—	588	—	—	—	—	—	588
Restricted stock expense	—	—	—	—	630	—	—	—	630
Restricted stock granted	3,000	—	—	—	(42)	(7)	—	49	—
Common stock held by ESOP committed to be released (41,235 shares)	—	—	(5)	549	—	—	—	—	544

Balance at September 30, 2008	8,812,260	$103	$102,303	$(8,238)	$(2,937)	$59,381	$(3,893)	$(21,096)	$125,623

Balance at December 31, 2008	8,781,912	$103	$102,475	$(8,055)	$(2,727)	$58,534	$(4,722)	$(21,466)	$124,142
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(3,984)	—	—	(3,984)
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	4,301	—	4,301

Total comprehensive income (loss)									317

Cash dividends declared ($0.15 per share)	—	—	—	—	—	(1,204)	—	—	(1,204)
Common stock repurchased - 5% Stock Repurchase
Program announced March 2009	(35,100)	—	—	—	—	—	—	(379)	(379)
Stock option expense	—	—	356	—	—	—	—	—	356
Restricted stock expense	—	—	—	—	630	—	—	—	630
Common stock held by ESOP committed to be released (41,235 shares)	—	—	(114)	550	—	—	—	—	436

Balance at September 30, 2009	8,746,812	$103	$102,717	$(7,505)	$(2,097)	$53,346	$(421)	$(21,845)	$124,298

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine months ended September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(3,984)	$1,896
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	2,334	575
Net (accretion) amortization of securities	453	(77)
Amortization of core deposit intangible	523	490
Depreciation and amortization expense	1,214	595
Loss on sales/impairment of securities, net	6,422	959
Gain on sales of loans, net	(725)	(121)
Loans originated for sale	(56,678)	(9,260)
Proceeds from sales of loans	57,024	9,776
Share-based compensation expense	986	1,218
Deferred tax (benefit) provision	(1,745)	488
Employee Stock Ownership Plan expense	436	544
Net change in:
Bank-owned life insurance	(421)	(518)
Accrued interest receivable	286	(22)
Other assets	201	(388)
Accrued expenses and other liabilities	(2,017)	(1,619)

Net cash provided by operating activities	4,309	4,536

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	33,306	38,967
Maturities, prepayments and calls	43,896	32,295
Purchases	(117,548)	(84,188)
Purchase of other investments	(673)	(2,320)
Loan originations and purchases, net of principal payments	34,929	(35,098)
Additions to premises and equipment	(661)	(1,376)
Additions to other real estate owned	(990)	—
Net cash received in branch acquisition	9,031	—

Net cash provided (used) by investing activities	1,290	(51,720)

(continued)
See accompanying notes to consolidated financial statements.

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

(Dollars in thousands)

	Nine months ended September 30,
	2009	2008
	(Unaudited)
Cash flows from financing activities:
Net increase (decrease) in deposits	30,039	(16,991)
Net increase in securities sold under agreements to repurchase	1,162	792
Repayment of Federal Home Loan Bank advances	(30,554)	(487,399)
Proceeds from Federal Home Loan Bank advances	147	511,454
Net increase in mortgagors’ escrow accounts	123	188
Repurchase of common stock	(379)	(5,747)
Payment of dividends on common stock	(1,204)	(1,217)

Net cash provided (used) by financing activities	(666)	1,080

Net change in cash and cash equivalents	4,933	(46,104)

Cash and cash equivalents at beginning of period	33,595	62,225

Cash and cash equivalents at end of period	$38,528	$16,121

Supplemental cash flow information:
Interest paid on deposits	$8,653	$11,396
Interest paid on Federal Home Loan Bank advances	5,685	5,871
Interest paid on other borrowed funds	52	73
Income taxes paid	1,395	1,030
Non-cash activities:
Real estate acquired through foreclosure	990	—
See accompanying notes to consolidated financial statements.

LEGACY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Legacy Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, LB Funding Corporation and Legacy Banks (the “Bank”). The accounts of the Bank include all of its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended September 30, 2009 is not necessarily indicative of the results to be obtained for the year ending December 31, 2009. Management evaluated subsequent events through November 6, 2009 for the purposes of this filing. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 2008.
2. Recent Accounting Pronouncements
In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value". This ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:
1.	A valuation technique that uses:
a.	The quoted price of the identical liability when traded as an asset

b.	Quoted prices for similar liabilities or similar liabilities when traded as assets.
2.	Another valuation technique that is consistent with the principles of Topic 820. Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.
The amendments also clarify that:
•	When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability; and

•	That both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.
ASU No. 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance and is not expected to have a material effect on the Company’s consolidated financial statements.
In June 2009, the FASB issued two related accounting pronouncements changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities. Specifically, these pronouncements eliminate the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. These pronouncements will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The adoption of these pronouncements is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU No. 2009-01, “Topic 105 — Generally Accepted Accounting Principles — FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim or annual reporting periods ending after September 15, 2009. This pronouncement had no impact on the Company’s financial statements. However, all future references to authoritative accounting literature will be references in accordance with the Accounting Standards Codification.
In May 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 855, “Subsequent Events". ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 is effective for interim or annual periods ending after June 15, 2009 and had no effect on the Company’s consolidated financial statements.
In April 2009, the FASB issued ASC 825, “Interim Disclosures about Fair Value of Financial Instruments.” ASC 825 requires a public entity to provide disclosures about fair value of financial instruments in interim financial information. ASC 825 is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the provisions of ASC 825 on April 1, 2009 and provided the required disclosures in “Note 9. Fair Values of Assets and Liabilities” within the Notes to Condensed Consolidated Financial Statements.
In April 2009, the FASB issued ASC 820, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” ASC 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. ASC 820 also expanded certain disclosure requirements. ASC 820 is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of ASC 820 on April 1, 2009. Please refer to the “Note 7. Securities” within the Notes to Condensed Consolidated Financial Statements in Item 1 for a more detailed discussion.
In April 2009, the FASB issued ASC 320, “Recognition and Presentation of Other-Than-Temporary-Impairment.” ASC 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. ASC 320 is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of ASC 320 on April 1, 2009. Please refer to the “Note 7. Securities” within the Notes to Condensed Consolidated Financial Statements in Item 1 for a more detailed discussion.
In June 2008, the FASB issued ASC 260, “Determining Whether Instruments Granted in Shared-Based Payment Transaction are Participating Securities.” ASC 260 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. ASC 260 also provides guidance on how to allocate earnings to participating securities and compute EPS using the two-class method. ASC 260 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. ASC 260 became effective on January 1, 2009 and did not impact the Company’s consolidated financial statements because dividends paid on unvested shares are forfeitable under the Company’s stock grant agreements.
In December 2007, the FASB issued ASC 805, “Business Combinations”. ASC 805 broadens the guidance and, extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. ASC 805 expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. ASC 805 is effective for the first annual reporting period beginning on or after December 15, 2008. The provisions of ASC 805 will be applied to business combinations closing on or after January 1, 2009.

3. Earnings Per Share
Basic earnings per share is determined by dividing net income by the weighted-average number of net outstanding shares of common stock for the period. The net outstanding shares of common stock equals the gross number of shares of common stock issued less the average unallocated shares of the Legacy Banks Employee Stock Ownership Plan (“ESOP”), the average number of treasury shares and the average number of unvested shares related to restricted stock awards. Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all potential common shares have been issued by the Company. Potential common shares to be issued would include those related to outstanding options and unvested stock awards. The diluted earnings per share calculation for the three and nine months ended September 30, 2009 excludes 804,280 of stock options and 198,740 unvested shares of restricted stock whose effect would have been antidilutive. Earnings per share have been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income applicable to common stock (000’s)	$(1,698)	$564	$(3,984)	$1,896

Average number of shares issued	10,308,600	10,308,600	10,308,600	10,308,600
Less: average unallocated ESOP shares	(577,133)	(632,112)	(590,775)	(645,805)
Less: average treasury shares	(1,553,799)	(1,447,269)	(1,538,043)	(1,283,025)
Less: average unvested restricted stock awards	(198,740)	(268,640)	(198,740)	(268,180)

Average number of basic shares outstanding	7,978,928	7,960,579	7,981,042	8,111,590

Plus: dilutive unvested restricted stock awards	—	33,441	—	31,401
Plus: diluted stock option shares	—	—	—	470

Average number of diluted shares outstanding	7,978,928	7,994,020	7,981,042	8,143,461

Basic earnings (loss) per share	$(0.21)	$0.07	$(0.50)	$0.23
Diluted earnings (loss) per share	$(0.21)	$0.07	$(0.50)	$0.23
4. Comprehensive Income (Loss)
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income.
The components of other comprehensive income (loss) and related tax effects for available-for-sale securities follows:

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$6,116	$(8,062)
Reclassification adjustment for (gains) losses on available-for-sale securities realized in income	3,154	1,265
Noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(2,264)	—

Net realized gains (losses)	7,006	(6,797)
Tax effect	(2,705)	2,634

Net of tax amount	4,301	(4,163)

The components of accumulated other comprehensive income (loss) included in stockholders equity are as follows:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Net unrealized holding gains (losses) on available for sale securities	$2,348	$(6,922)
Tax effects	(934)	2.698

Net-of-tax amount	1,414	(4,224)

Noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(2,264)	—
Tax effect	927	—

Net-of-tax amount	(1,337)	—

Unrecognized net actuarial loss and prior service costs pertaining to Directors’ fee plan	(843)	(843)
Tax effect	345	345

Net-of-tax amount	(498)	(498)

Net accumulated other comprehensive (loss) income	$(421)	$(4,722)

5. Dividends
On September 2, 2009, the Company declared a cash dividend of $0.05 per share of common stock which was paid on October 1, 2009 to shareholders of record as of the close of business on September 20, 2009.
6. Commitments and Other Contingencies
Outstanding loan commitments and other contingencies totaled $139.3 million at September 30, 2009, compared to $135.1 million as of December 31, 2008. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity and other lines of credit.
The Company provides certain health and dental care and life insurance benefits for current retired employees. The total expense recognized in connection with these post-retirement benefits for the three and nine month period ended September 30, 2009 was $10,000 and $31,000, respectively. Total expense recognized in connection with these post-retirement benefits for the three and nine month period ended September 30, 2008 was $9,000 and $25,000, respectively.
7. Securities
The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	In OCI	Gains	Losses	Value
Securities Available for Sale

Debt securities:
Government-sponsored enterprises (GSE)	$78,811	$646	$(73)	$79,384
Municipal	16,773	957	—	17,730
Corporate and other	1,324	23	—	1,347
GSE mortgage-backed	59,890	1,392	(106)	61,176
Private issue mortgage-backed securities	15,264	—	(3,737)	11,527

Total debt securities	172,062	3,018	(3,916)	171,164

Marketable equity securities — Large Cap	3,962	1,062	(80)	4,944

Total securities available for sale	$176,024	$4,080	$(3,996)	$176,108

Securities Held to Maturity

Other bonds and obligations	$97	$—	$—	$97

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale

Debt securities:
Government-sponsored enterprises (GSE)	$36,459	$463	$(90)	$36,832
Municipal	15,876	176	(420)	15,632
Corporate and other	363	—	—	363
GSE mortgage-backed	51,679	921	(110)	52,490
Private issue mortgage-backed securities	28,588	—	(7,092)	21,496

Total debt securities	132,965	1,560	(7,712)	126,813

Marketable equity securities — Large Cap	6,314	92	(862)	5,544

Total securities available for sale	$139,279	$1,652	$(8,574)	$132,357

Securities Held to Maturity

Other bonds and obligations	$97	$—	$—	$97

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2009 is as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within 1 year	$12,305	$12,318	$—	$—
Over 1 year to 5 years	40,108	40,504	97	97
Over 5 years to 10 years	11,772	12,043	—	—
Over 10 years	32,723	33,596	—	—

Total bonds and obligations	96,908	98,461	97	97

Mortgage-backed	75,154	72,703	—	—

Total debt securities	$172,062	$171,164	$97	$97

For the three months ended September 30, 2009 and 2008, proceeds from the sale and call of securities available for sale amounted to $7.6 million and $6.3 million respectively. Gross gains of $448,000 and $84,000, respectively, and gross losses of $249,000 and $250,000, respectively, were realized on those sales.

For the nine months ended September 30, 2009 and 2008, proceeds from the sale and call of securities available for sale amounted to $64.2 million and $60.4 million respectively. Gross gains of $1.2 million and $838,000, respectively, and gross losses of $949,000 and $532,000, respectively, were realized on those sales. Gross gains on called securities were $1,000 in the nine months ended 2009.
Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
September 30, 2009:

Debt securities:

Government-sponsored enterprises (GSE)	$73	$16,348	$—	$—
GSE mortgage-backed	64	7,320	42	1,782
Private issue mortgage-backed	—	—	3,737	11,527

Total debt securities	137	23,668	3,779	13,309

Marketable equity securities	9	370	71	683

Total temporarily impaired securities	$146	$24,038	$3,850	$13,992

December 31, 2008:

Debt securities:

Government-sponsored enterprises (GSE)	$90	$5,821	$—	$—
Municipal	354	6,078	66	2,551
GSE mortgage-backed	81	5,737	29	637
Private issue mortgage-backed	5,037	16,172	2,055	5,324
Total debt securities	5,562	33,808	2,150	8,512

Marketable equity securities	862	2,530	—	—

Total temporarily impaired securities	$6,424	$36,338	$2,150	$8,512

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.
At September 30, 2009, temporarily impaired debt and mortgage-backed securities have unrealized losses from the Company’s amortized cost basis as follows:

			Gross
	# of	Amortized	Unrealized	% of
	Securities	Cost	Loss	Depreciation
Government-sponsored enterprises	17	$16,421	$73	0.4%
GSE mortgage-backed	11	9,208	106	1.2%
Private issue mortgage-backed	15	15,264	3,737	24.5%
The unrealized losses on the Company’s investment in debt securities and mortgage-backed securities issued by the U.S. government and government-sponsored enterprises were generally caused by interest rate changes. These investments are guaranteed by the U.S. Government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company has not decided to sell the securities, and it is more likely than not it will not have to sell the securities before recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.
The unrealized losses on the Company’s investment in mortgage-backed securities issued by certain private entities are primarily caused by (a) a general lack of liquidity in the market for these securities and (b) recent downgrades in certain levels of these securities by several industry analysts. The contractual terms of these investments do not permit the issuers to settle the security at a price less than the par value of the investment. While certain individual securities’ credit ratings have decreased below AAA (S&P), the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments based on the current credit statistics of the underlying collateral and the level of credit support available to absorb losses. Management monitors these securities monthly and performs individual impairment testing on securities with adverse agency ratings and adverse credit statistics such as the ratio of credit enhancement to expected losses, ratio of delinquent loans, and cumulative losses. Therefore, it is expected that the bonds would not be ultimately settled at a price less than the par value of the investment. Because the Company has not decided to sell the securities, and it is more likely than not it will not have to sell the securities before recovery of its cost basis, it does not consider these investments to be other-than-temporarily impaired at September 30, 2009.
At September 30, 2009, six marketable equity securities have unrealized losses with aggregate depreciation of 7.0% from the Company’s cost basis. Although some issuers may have shown declines in earnings as a result of the weakened economy, the Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the depreciation of value and has analyzed the issuer’s financial condition and financial performance as well as industry analysts’ reports. Based on that evaluation as well as the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.
The Company’s investment in mortgage-backed securities issued by certain private entities incurred OTTI charges during the quarter ended September 30, 2009. If OTTI has been incurred, but the Company has not decided to sell the investment security and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all non-credit factors. The amortized cost basis is decreased by the amount of the credit loss and the amount related to all non-credit related factors is recognized in accumulated other comprehensive loss (AOCL). The new amortized cost basis is not changed for subsequent recoveries in fair value. The credit loss amount is based on estimated cash flows expected to be collected taking into consideration the payment structure of the investment security, prepayment speeds, default rates and loss severities, based on the underlying collateral of the securities, and is charged to income. Payment structure includes the contractual rate of the security.
For the quarter ended September 30, 2009 the Company recognized OTTI losses totaling $1.8 million on private issue mortgage backed securities. The Company also recognized impairment losses totaling $1.7 million in its equity investments in real estate partnerships, and $100,000 in its investment in one debt security backed by trust preferred stock.
The following table presents a roll-forward for the amounts related to credit losses recognized in earnings. It relates to the amount of credit losses on debt securities held by the Company for which a portion of an OTTI charge was recognized in AOCL.

	For the three	For the nine
	months ended	months ended
	September 30, 2009	September 30, 2009
Balance at the beginning of the period	$331	$—
Credit losses for which OTTI impairment was not previously recognized in AOCL	1,620	1,951
Reductions for securities sold during the period	—	—
Additional OTTI credit losses for which an OTTI charge was previously recognized	197	197
Reductions for increases in cash flows expected to be collected that are recognized over remaining life of the security	—	—

Balance at the end of the period	$2,148	$2,148

8. Branch Acquisition
On March 13, 2009, Legacy Banks acquired a community banking branch from The Bank of Western Massachusetts. In this acquisition, Legacy assumed approximately $9.8 million in deposits for a purchase premium of approximately $393,000. The purchase price allocation resulted in approximately $285,000 of core deposit intangibles, $43,000 of goodwill and $470,000 of property and equipment.
9. Fair Values of Assets and Liabilities
The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value, as follows:

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
Securities available for sale — The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities. Securities measured at fair value in Level 2 are based on independent market-based prices received from a third-party pricing service who utilizes pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include debt and mortgage-backed securities issued by government-sponsored enterprises including Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Government National Mortgage Association (GNMA) bonds, corporate and municipal bonds and other securities. Securities measured at fair value in Level 3 include all private issue mortgage-backed securities and collateralized mortgage obligations and trust-preferred backed bonds. Management determined that an orderly and active market for these securities did not exist since mid-2008 based on a significant reduction in trading volume and widening spreads. The Company’s valuation model for these securities incorporates a net present value calculation which estimates expected future cash flows discounted using a rate management believes is representative of current market conditions. Factors in determining the discount rate include information about the performance of the underlying mortgage loans, such as delinquencies and foreclosure rates, loss experience, and prepayment rates. The methodology also incorporates changes in credit rating of the securities, broker quotes for securities with similar structure and credit risk, and the current level of interest rates and any directional movements in relevant indices.
Other equity securities — The carrying value of restricted equity securities represents redemption value and, therefore, approximates fair value. The fair value of other non-marketable equity securities is estimated based on consideration of credit exposure. The Company evaluates these securities for impairment quarterly.
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
Assets measured at fair value on a recurring basis are summarized below:

	September 30, 2009
				Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
	(Dollars in thousands)
Assets
Securities available for sale	$4,944	$159,637	$11,527	$176,108

Total assets	$4,944	$159,637	$11,527	$176,108

	December 31, 2008
				Assets/Liabilities
	Level 1	Level 2	Level 3	at Fair Value
	(Dollars in thousands)
Assets
Securities available for sale	$5,544	$104,954	$21,859	$132,357

Total assets	$5,544	$104,954	$21,859	$132,357

The table below presents, for the quarter and year to date ended September 30, 2009, the changes in Level 3 assets (dollars in thousands) that are measured at fair value on a recurring basis:

	For the three	For the nine
	months ended	months ended
	September 30, 2009	September 30, 2009
Balance at the beginning of the period	$15,131	$21,859
Total realized/unrealized gains (losses) included in net income	(1,912)	(2,719)
Total unrealized gains (losses) included in other comprehensive income	1,821	2,985
Sales and settlements	(3,513)	(10,598)
Transfers in and/or out of Level 3	—	—

Balance at the end of the period	$11,527	$11,527

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$1,903	$3,355

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2009 and 2008.

					Year-to-date
				Quarter Ended	Ended
	September 30, 2009			September 30, 2009	September 30, 2009
				Total	Total
	Level 1	Level 2	Level 3	Gains/(Losses)	Gains/(Losses)
	(Dollars in thousands)
Assets
Loans	$—	$8,744	$—	$(20)	$(1,943)
Other investments	$—	$—	$4,761	$(1,736)	$(3,267)

Total assets	$—	$8,744	$$4,761	$(1,756)	$(5,210)

					Year-to-date
				Quarter Ended	Ended
	September 30, 2008			September 30, 2008	September 30, 2008
				Total	Total
	Level 1	Level 2	Level 3	Gains/(Losses)	Gains/(Losses)
	(Dollars in thousands)
Assets
Loans	$—	$1,461	$—	$(45)	$(78)

Total assets	$—	$1,461	$—	$(45)	$(78)

Impaired loans level 2: Certain impaired loans held for investment were written down to the fair value, less costs to sell, of the underlying collateral securing these loans of $7.5 million, resulting in a loss of $1.9 million, which was recognized in earnings through the provision for loan losses. The fair value of the collateral used by the Company represents that amount expected to be received from the sale of the property as determined by an independent, licensed or certified appraiser in accordance with Uniform Standards of Professional Appraisal Practice, using observable market data.
Other investments level 3: Equity investments in certain real estate partnerships were deemed impaired and adjusted to fair value based on an analysis of the financial statements of the partnerships and underlying real estate projects.
Summary of Fair Values of Financial Instruments
The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$38,528	$38,528	$33,595	$33,595
Securities — Available for sale	176,108	176,108	132,357	132,357
Securities — Held to maturity	97	97	97	97
Federal Home Loan Bank of Boston stock	10,932	10,932	10,932	10,932
Savings Bank Life Insurance stock	1,709	1,709	1,709	1,709
Other investments	4,943	4,943	7,544	7,544
Loans and loans held for sale	658,380	664,738	695,264	704,765
Accrued interest receivable	3,347	3,347	3,633	3,633

Financial liabilities:
Deposits	647,960	653,636	608,088	613,251
Repurchase agreements	6,400	6,399	5,238	5,237
FHLB advances	167,491	176,605	197,898	200,836
Mortgagors’ escrow accounts	1,138	1,138	1,015	1,015

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Other-Than-Temporary Impairment. Certain equity security investments that do not have readily determinable fair values are carried at cost. The investments are reviewed for impairment at least quarterly or sooner if events or changes occur which indicate that the carrying value may not be recoverable. Declines in the fair value of marketable held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition of the issuer, and (3) the likelihood that it will be required to sell the securities prior to the recovery of their amortized cost basis less any credit losses.
Fair Values of Assets and Liabilities: The Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The Company has classified all private issue collateralized mortgage obligations as level 3 assets, the valuation of which is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. Management determined than an orderly and active market for these securities did not exist based on a significant reduction in trading volume and widening spreads since the later half of 2008.

Goodwill. Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair value of goodwill is assessed at least annually. The impairment testing process considers a variety of factors including the current market price of our common shares, a review of recent bank and thrift sale transactions, the estimated fair value and net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. Impairment, if any, identified under this method is recognized in the period identified. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels. The Company performs an annual impairment testing as of June 30. The impairment testing as of June 30, 2009 and 2008 indicated that no impairment charge was required as of those dates.
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
Comparison of Financial Condition at September 30, 2009 and December 31, 2008
Overview: Total assets increased by $8.9 million, or 0.9%, from $944.7 million at December 31, 2008 to $953.5 million at September 30, 2009. Within the overall balance sheet, investment securities increased while net loans decreased. On the liability side, an increase in total deposits was partially offset by a decrease in borrowings from the Federal Home Loan Bank of Boston (FHLBB), as discussed below.
Investment Activities: Cash and short-term investments increased by $4.9 million, or 14.7%, from $33.6 million at December 31, 2008 to $38.5 million at September 30, 2009. Available for sale securities increased $43.8 million, or 33.1%, from $132.4 million at December 31, 2008 to $176.1 million, or 18.5% of total assets, at September 30, 2009. The portfolio consists primarily of debt obligations issued by certain government-sponsored agencies and municipalities. Additionally, the portfolio includes mortgage-backed securities with a fair value of $72.7 million, $61.2 million of which are issued or backed by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or other government-sponsored agencies, and $11.5 million issued by certain private issuers. Restricted equity securities and other investments totaled $17.6 million at September 30, 2009 and consisting primarily of stock in the Federal Home Loan Bank of Boston (FHLBB) and in Savings Bank Life Insurance of Massachusetts, and investments in real estate partnerships. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At September 30, 2009		At December 31, 2008
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
		(Dollars in Thousands)
Securities available for sale:
Government-sponsored enterprises (GSE)	$78,811	$79,384	$36,459	$36,832
Municipal bonds	16,773	17,730	15,876	15,632
Corporate bonds and other obligations	1,324	1,347	363	363
GSE mortgage-backed securities	59,890	61,176	51,679	52,490
Private issue mortgage-backed securities	15,264	11,527	28,588	21,496

Total debt securities	172,062	171,164	132,965	126,813

Common stock	3,962	4,944	6,314	5,544

Total securities available for sale	176,024	176,108	139,279	132,357

Securities held to maturity:

Other bonds and obligations	97	97	97	97

Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	10,932	10,932	10,932	10,932
Savings Bank Life Insurance	1,709	1,709	1,709	1,709
Real estate partnerships	4,761	4,761	7,360	7,360
Other investments	182	182	184	184

Total restricted equity securities and other investments	17,584	17,584	20,185	20,185

Total securities	$193,705	$193,789	$159,561	$152,639

Lending Activities: Total net loans, excluding loans held for sale, at September 30, 2009 were $658.0 million, a decrease of $37.3 million, or 5.4%, from $695.3 million at December 31, 2008. The following table sets forth the composition of the Bank’s loan portfolio (excluding loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At September 30, 2009		At December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans on real estate:
Residential	$293,468	44.10%	$344,235	49.15%
Commercial	255,999	38.47	246,374	35.18
Home equity	68,572	10.31	63,138	9.01

	618,039	92.88	653,747	93.34

Other loans:
Commercial	35,241	5.30	34,242	4.89
Consumer and other	12,114	1.82	12,386	1.77

	47,355	7.12	46,628	6.66

Total loans	665,394	100.00%	700,375	100.00%

Other Items:
Net deferred loan costs	1,443		1,531
Allowance for loan losses	(8,836)		(6,642)

Total Loans, net	$658,001		$695,264

Growth in commercial real estate and commercial business loans of $10.6 million, or 3.8% was offset by a decrease in residential mortgages of $50.8 million, or 14.7% as many customers took advantage of the decrease in mortgage rates and refinanced their existing mortgages into 30-year fixed-rate mortgages, a product which the Bank currently sells in the secondary market with servicing retained. During the first nine months of 2009, the Bank experienced growth in home equity loans which increased $5.4 million, or 8.6%.
Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. No interest income from these loans was recorded in net income for the three and nine month periods ended September 30, 2009 while they were on non-accrual status. If the non-accrual loans had been current, the gross interest income that would have been recorded was approximately $271,000 and $804,000, respectively for the three and nine month periods ended September 30, 2009. At September 30, 2009 the Bank had five troubled debt restructurings (loans for which a portion of interest or principal has been forgiven, or the loans have been modified to lower the interest rate or extend the original term) totaling approximately $5.0 million. The interest income recorded from these loans amounted to approximately $84,000 and $251,000 for the three and nine month periods ended September 30, 2009, respectively. There were no troubled debt restructurings at December 31, 2008.

	At September 30,	At December 31,
	2009	2008
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$5,052	$1,190
Commercial mortgage	9,848	5,777
Commercial	772	410
Home equity, consumer and other	112	172

Total non-accrual loans	15,784	7,549

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—
Commercial mortgage	—	—
Commercial	—	—
Home equity, consumer and other	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	15,784	7,549

Other real estate owned	990	—

Total non-performing assets	$16,774	$7,549

Troubled debt restructurings	$4,986	$—

Ratios:
Non-performing loans to total loans	2.37%	1.08%
Non-performing assets to total assets	1.76%	0.80%
Nonperforming loans have increased $8.2 million since the end of 2008 and primarily consist of commercial real estate and residential mortgage loans. The Bank continues to monitor all loans very closely and analyze their balance to the value of any underlying collateral, with the establishment of a specific reserve against the loan if deemed necessary. Loans are generally placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due.
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
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. Impaired loans with payments past due 90 days or greater are generally maintained on a non-accrual basis. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank generally does not separately identify individual consumer and residential loans for impairment disclosures. At September 30, 2009, impaired loans totaled $22.5 million with a corresponding specific reserve allowance of $2.9 million.
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

	At or for the three months		At or for the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Balance at beginning of period	$8,813	$5,866	$6,642	$5,568

Charge-offs:
Mortgage loans on real estate:	(22)	(3)	(22)	(96)
Other loans:
Commercial	(45)	(6)	(59)	(188)
Consumer and other	(45)	(68)	(170)	(189)

Total other loans	(90)	(74)	(229)	(377)

Total charge-offs	(112)	(77)	(251)	(473)

Recoveries:
Mortgage loans on real estate	—	18	1	87
Other loans:
Commercial	12	5	42	13
Consumer and other	22	13	68	59

Total other loans	34	18	110	72

Total recoveries	34	36	111	159

Net recoveries (charge-offs)	(78)	(41)	(140)	(314)

Provision for loan losses	101	4	2,334	575

Balance at end of period	$8,836	$5,829	$8,836	$5,829

Ratios:
Net recoveries (charge-offs) to average loans outstanding - annualized	(0.05%)	(0.02%)	(0.03%)	(0.06%)

Allowance for loan losses to non-performing loans at end of period	55.98%	93.07%	55.98%	93.07%

Allowance for loan losses to total loans at end of period	1.33%	0.84%	1.33%	0.84%

Deposits: The following table sets forth the Bank’s deposit accounts (excluding escrow deposits) at the dates indicated:

	At September 30, 2009		At December 31, 2008
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)
Deposit type:
Demand	$68,327	10.55%	$66,545	10.94%
Regular savings	49,025	7.57	46,946	7.72
Relationship savings	126,048	19.45	121,376	19.96
Money market deposits	73,972	11.42	60,174	9.89
NOW deposits	45,111	6.96	43,206	7.11

Total transaction accounts	362,483	55.94	338,247	55.62

Term certificates less than $100,000	177,157	27.34	162,739	26.76
Term certificates $100,000 or more	108,320	16.72	107,102	17.62

Total certificate accounts	285,477	44.06	269,841	44.38

Total deposits	$647,960	100.00%	$608,088	100.00%

Deposits increased $39.9 million or 6.6% from $608.1 million at December 31, 2008 to $648.0 million at September 30, 2009. Part of this increase is attributable to the Bank’s acquisition in March 2009 of a single, full-service branch office located in Haydenville, Massachusetts, which resulted in the assumption of approximately $9.8 million of deposits. Although all deposit types have experienced growth in 2009, the overall increase was primarily in money market accounts and certificates of deposit (CDs) which increased $13.8 million, or 22.9% and $15.6 million or 5.8%, respectively. At September 30, 2009 CDs represented 44.1% of total deposits, slightly less than at December 31, 2008.
Borrowings include advances from the FHLBB as well as securities sold under agreements to repurchase, and have decreased $29.2 million, or 14.4%, to $173.9 million at September 30, 2009. The increase in overall deposits has allowed the Bank to pay off high rate FHLBB borrowings as they matured during the year.
Stockholders’ Equity increased by $156,000 during the first nine months of 2009. The decreases in equity due to the net loss of $4.0 million, the declaration of a dividend of $0.05 per share during each of the first three quarters of 2009, and the repurchase of 35,100 shares of common stock as part of the Stock Repurchase Plan announced in March 2009 were offset by the amortization of unearned compensation and a decrease in the unrealized loss on available-for-sale investment securities.
Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008
Net loss for the three months ended September 30, 2009 was $1.7 million, as compared to net income of $564,000 for the same period in 2008. This decrease was primarily due to an increase in the loss taken on investments deemed to be other-than-temporarily impaired, as discussed below.
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

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
			(Dollars in thousands)
Interest-earning assets:
Loans — Net (2)	$665,033	$9,642	5.80%	$684,825	$10,564	6.17%
Investment securities	187,881	1,719	3.66%	166,038	2,030	4.89%
Short-term investments	19,020	3	0.06%	5,112	24	1.88%

Total interest-earning assets	871,934	11,364	5.21%	855,975	12,618	5.90%
Non-interest-earning assets	72,929			68,383

Total assets	$944,863			$924,358

Interest-bearing liabilities:
Savings deposits	$50,311	40	0.32%	$50,235	54	0.43%
Relationship savings	123,762	383	1.24%	124,647	582	1.87%
Money market	68,342	160	0.94%	59,428	298	2.01%
NOW accounts	43,944	40	0.36%	42,024	53	0.50%
Certificates of deposits	279,790	2,033	2.91%	249,441	2,274	3.65%

Total interest-bearing deposits	566,149	2,656	1.88%	525,775	3,261	2.48%
Borrowed funds	177,321	1,764	3.98%	201,279	2,092	4.16%

Total interest-bearing liabilities	743,470	4,420	2.38%	727,054	5,353	2.95%
Non-interest-bearing liabilities	75,263			69,037

Total liabilities	818,733			796,091
Equity	126,130			128,267

Total liabilities and equity	$944,863			$924,358

Net interest income		$6,944			$7,265

Net interest rate spread (3)			2.83%			2.95%
Net interest-earning assets (4)	$128,464			$128,921

Net interest margin (5)			3.19%			3.39%
Average interest-earning assets to interest-bearing liabilities			117.28%			117.73%

(1)	Yields and rates for the three months ended September 30, 2009 and 2008 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended September 30, 2009 and 2008.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Three Months Ended September 30,
	2009 vs. 2008
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net	$(300)	$(622)	$(922)
Investment securities	340	(651)	(311)
Short-term investments	(33)	12	(21)

Total interest-earning assets	7	(1,261)	(1,254)

Interest-bearing liabilities:
Savings deposits	—	(14)	(14)
Relationship savings	(4)	(195)	(199)
Money market	54	(192)	(138)
NOW accounts	2	(15)	(13)
Certificates of deposits	363	(604)	(241)

Total deposits	415	(1,020)	(605)
Borrowed funds	(240)	(88)	(328)

Total interest-bearing liabilities	175	(1,108)	(933)

Change in net interest income	$(168)	$(153)	$(321)

Net interest income for the three months ended September 30, 2009 was $6.9 million, a decrease of $321,000, or 4.4%, over the same period of 2008. This decrease was a result of both a decrease in net interest margin in 2009 as well as a decrease in the net loan portfolio, as outlined below.
Interest income for the three months ended September 30, 2009 decreased $1.3 million, or 9.9%, to $11.4 million as compared to $12.6 million in the same period of 2008. This decrease was mainly rate driven as the yield on interest-earning assets was 5.21% for the quarter, a decrease of 69 basis points from a yield of 5.90% in the third quarter of 2008, resulting in a decrease to interest income of $1.3 million. Average outstanding net loans decreased $19.8 million, or 2.9%, primarily due to the volume of refinancing of fixed-rate residential mortgages, which the Bank sells into the secondary market. Much of the cash flow from the refinancing and sale of these mortgages was reinvested into investment securities, resulting in an increase of $21.8 million, or 13.2% in their average balance for the quarter as compared to the same period in 2008.
Interest expense decreased $933,000, or 17.4%, to $4.4 million for the three months ended September 30, 2009 as compared to $5.4 million during the same period in 2008. Average interest-bearing liabilities in the third quarter of 2009 increased $16.4 million, or 2.3%, as compared to the same quarter of 2008, accounting for $175,000 of additional interest expense. The average cost of funds decreased to 2.38% for the three month period ended September 30, 2009, a decrease of 57 basis points from a cost of funds of 2.95% for the same period in 2008, resulting in a decrease in interest expense of $1.1 million.
Provision for loan loss expense increased $97,000 to $101,000 for the three months ended September 30, 2009 as compared to a provision expense of $4,000 for the three months ended September 30, 2008. This increase was a reflection of both the difference in the amount of and mix of loan growth for the period, as well as a continuous review and analysis of current market and economic conditions by management,. At September 30, 2009, the Company’s total allowance for loan losses was $8.8 million, or 1.33% of total loans, compared to $6.6 million, or 0.95% of total loans at December 31, 2008.
Non-interest income for the third quarter was a net charge of $2.2 million, a decrease of $2.7 million from the same period of 2008. The primary cause of this decrease was an increase in the amount of writedowns taken on investments deemed to be other-than-temporarily impaired (OTTI). The Bank incurred $3.7 million of OTTI credit losses on certain bonds and limited partnership investments during the third quarter of 2009 as compared to a charge of $675,000 in the third quarter of 2008. In 2009, the Bank also had decreases in fees from customers, portfolio management and insurance and investment products, and income from bank owned life insurance. These losses were partially offset by increases in net gains on the sales of securities and the gain on sale of mortgages.

Non-interest expense increased $135,000, or 2.0%, to $7.0 million for the three months ended September 30, 2009 as compared to the same period of 2008. A new full-service denovo branch office opened in January 2009 in Latham, New York, as well as the Haydenville, Massachusetts branch office acquired in the first quarter of 2009 contributed to increases in occupancy and equipment, data processing, advertising and other general and administrative expenses. Additionally, changes in the deposit insurance assessment formula by the Federal Deposit Insurance Corporation (FDIC) resulted in an expense of $250,000 in the third quarter of 2009 as compared to $36,000 in the same period of 2008.
Income tax expense decreased $1.0 million, from an expense of $394,000 in the third quarter of 2008, to a tax benefit of $633,000 in the third quarter of 2009 as a result of the decrease in net income before taxes. The Company’s combined federal and state effective tax rate for the third quarter of 2009 was 27.2% as compared to a rate of 41.1% in the third quarter of 2008. The 2008 effective rate was impacted a $115,000 state tax expense the Company recorded to adjust deferred income taxes as a result of a legislative change in the Massachusetts income tax rate scheduled to go into effect in the years 2010 through 2012.
Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008
Net loss for the nine months ended September 30, 2009 was $4.0 million, as compared to net income of $1.9 million for the same period in 2008. This decrease was primarily due to an increase in the loss taken on investments deemed to be other-than-temporarily impaired and an increase in the provision expense for loan losses. The decrease in net income was also the result of an increase in operating expenses, offset somewhat by an increase in net interest income. All of these changes are discussed below.
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

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
			(Dollars in thousands)
Interest-earning assets:
Loans — Net (2)	$681,577	$29,478	5.77%	$670,527	$31,468	6.26%
Investment securities	176,507	5,399	4.08%	166,390	6,129	4.91%
Short-term investments	19,865	10	0.07%	12,334	238	2.57%

Total interest-earning assets	877,949	34,887	5.30%	849,251	37,835	5.94%
Non-interest-earning assets	73,324			67,202

Total assets	$951,273			$916,453

Interest-bearing liabilities:
Savings deposits	$50,741	133	0.35%	$50,375	155	0.41%
Relationship savings	122,703	1,240	1.35%	122,409	1,993	2.17%
Money market	66,205	545	1.10%	59,374	1,109	2.49%
NOW accounts	43,335	134	0.41%	41,474	165	0.53%
Certificates of deposits	280,384	6,408	3.05%	259,590	7,900	4.06%

Total interest-bearing deposits	563,368	8,460	2.00%	533,222	11,322	2.83%
Borrowed funds	188,650	5,613	3.97%	185,343	5,929	4.27%

Total interest-bearing liabilities	752,018	14,073	2.50%	718,565	17,251	3.20%
Non-interest-bearing liabilities	73,344			66,904

Total liabilities	825,362			785,469
Equity	125,911			130,984

Total liabilities and equity	$951,273			$916,453

Net interest income		$20,814			$20,584

Net interest rate spread (3)			2.80%			2.74%
Net interest-earning assets (4)	$125,931			$130,686

Net interest margin (5)			3.16%			3.23%
Average interest-earning assets to interest-bearing liabilities			116.75%			118.19%

(1)	Yields and rates for the nine months ended September 30, 2009 and 2008 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the nine months ended September 30, 2009 and 2008.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Nine Months Ended September 30,
	2009 vs. 2008
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net	$531	$(2,521)	$(1,990)
Investment securities	411	(1,141)	(730)
Short-term investments	384	(612)	(228)

Total interest-earning assets	1,326	(4,274)	(2,948)

Interest-bearing liabilities:

Savings deposits	1	(23)	(22)
Relationship savings	5	(758)	(753)
Money market	147	(711)	(564)
NOW accounts	7	(38)	(31)
Certificates of deposits	709	(2,201)	(1,492)

Total deposits	869	(3,731)	(2,862)
Borrowed funds	108	(424)	(316)

Total interest-bearing liabilities	977	(4,155)	(3,178)

Change in net interest income	$349	$(119)	$230

Net interest income for the nine months ended September 30, 2009 was $20.8 million, an increase of $230,000, or 1.1%, over the same period of 2008. This increase was primarily attributable to the growth of interest-earning assets, as outlined below.
Interest income for the nine months ended September 30, 2009 decreased $2.9 million, or 7.8%, to $34.9 million as compared to $37.8 million in the same period of 2008. This decrease was mainly rate driven as the yield on interest-earning assets was 5.30% for the first nine months of 2009, a decrease of 64 basis points from a yield of 5.94% in the same period of 2008, resulting in a decrease to interest income of $4.3 million. The decrease in yield was partially offset by growth in average interest-earning assets of $28.7 million, which provided additional interest income of $1.3 million. The growth in average interest-earning assets was mostly in average net loans and investment securities which increased $11.0 million and $10.1 million, respectively.
Interest expense decreased $3.2 million, or 18.4%, to $14.1 million for the nine months ended September 30, 2009 as compared to $17.3 million during the same period in 2008. Average interest-bearing liabilities in the first nine months of 2009 increased $33.5 million, or 4.7%, as compared to the same period in 2008, accounting for $977,000 of additional interest expense. The average cost of funds decreased to 2.50% for the nine month period ended September 30, 2009, a decrease of 70 basis points from a cost of funds of 3.20% for the same period in 2008, resulting in a decrease in interest expense of $4.2 million.
Provision for loan loss expense increased $1.8 million to $2.3 million for the nine months ended September 30, 2009 as compared to a provision expense of $575,000 for the nine months ended September 30, 2008. This increase was a reflection of both the difference in the amount of and mix of loan growth for the period, a continuous review and analysis of current market and economic conditions by management, as well as higher reserves established against certain impaired loans in 2009. At September 30, 2009, the Company’s total allowance for loan losses was $8.8 million, or 1.33% of total loans, compared to $6.6 million, or 0.95% of total loans at December 31, 2008.
Non-interest income for the first nine months of 2009 was a net charge of $2.3 million, a decrease of $5.4 million from the same period of 2008. The primary cause of this decrease was an increase in the amount of writedowns taken on investments deemed to be other-than-temporarily impaired (OTTI). The Bank incurred $6.7 million of OTTI charges, net of the portion of loss recognized in other comprehensive income, on certain equities, bonds and limited partnership investments during the first nine months of 2009 as compared to a charge of $1.3 million in the first nine months of 2008. In 2009, the Bank also had decreases in fees from customers, portfolio management and insurance and investment products, income from bank-owned life insurance, and net gains from the sale of securities, offset by an increase on the gain on sale of mortgages.
Non-interest expense increased $1.5 million, or 7.2%, to $21.7 million for the nine months ended September 30, 2009 as compared to the same period of 2008. The new full-service denovo branch office opened in July 2008 in Albany, New York and in January 2009 in Latham, New York, as well as the Haydenville, MA branch office acquired in the first quarter of 2009 contributed to increases in occupancy and equipment, data processing, advertising and other general and administrative expenses. Additionally, changes in the deposit insurance assessment formula by the FDIC resulted in an expense of $765,000 in the first nine months of 2009 as compared to $79,000 in the same period of 2008. In addition to the increase in the regular deposit insurance, the FDIC also declared a special assessment during the second quarter of 2009, which was $425,000 for Legacy Banks.
Income tax expense decreased $2.5 million, from an expense of $981,000 in the first nine months of 2008, to a tax benefit of $1.5 million in 2009 primarily as a result of the decrease in net income before taxes. The Company’s combined federal and state effective tax rate for the first nine months of 2009 was 27.8% as compared to a rate of 34.1% in the first nine months of 2008. The 2008 effective rate was impacted a $115,000 state tax expense the company recorded to adjust deferred income taxes as a result of a legislative change in the Massachusetts income tax rate scheduled to go into effect in the years 2010 through 2012.
Minimum Regulatory Capital Requirements: As of September 30, 2009, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s capital amounts and ratios as of September 30, 2009 (unaudited) and December 31, 2008 (unaudited) are presented in the table.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009:
Total capital to risk weighted assets	$89,494	13.3%	$53,761	8.0%	$67,201	10.0%
Tier 1 capital to risk weighted assets:	80,668	12.0	26,880	4.0	40,321	6.0
Tier 1 capital to average assets:	80,668	8.9	27,306	3.0	45,511	5.0

December 31, 2008:

Total capital to risk weighted assets:	$91,400	13.0%	$56,082	8.0%	$70,102	10.0%
Tier 1 capital to risk weighted assets:	84,533	12.1	28,041	4.0	42,061	6.0
Tier 1 capital to average assets:	84,533	9.4	26,917	3.0	44,862	5.0
Contractual Obligations. Additional information relating to payments due under contractual obligations is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2008. The following table presents information indicating various contractual obligations and commitments of the Company as of September 30, 2009 and the respective maturity dates:

	September 30, 2009
			More than	More than
			One Year	Three Years
			through	through
	Total	One Year or Less	Three Years	Five Years	Over Five Years
	(Dollars in Thousands)
Federal Home Loan Bank of Boston advances	$167,491	$37,285	$43,500	$36,000	$50,706
Securities sold under agreements to repurchase	6,400	6,400	—	—	—

Total contractual obligations	$173,891	$43,685	$43,500	$36,000	$50,706

Off-Balance Sheet Arrangements: Other than loan commitments and other contingencies shown below, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Bank’s loan commitments and other contingencies outstanding as of September 30, 2009:

	September 30, 2009
			More than	More than
			One Year	Three Years
		One Year or	through	Through Five	Over Five
	Total	Less	Three Years	Years	years
	(Dollars in Thousands)
Commitments to grant loans (1)	$27,377	$27,377	$—	$—	$—
Commercial loan lines-of-credit	17,146	17,146	—	—	—
Unused portion of home equity loans (2)	67,670	936	6,064	17,201	43,469
Unused portion of construction loans (3)	12,399	12,399	—	—	—
Unused portion of overdraft lines-of-credit(4)	5,015	—	—	—	5,015
Unused portion of personal lines-of-credit(5)	828	—	—	—	828
Standby letters of credit(6)	3,448	3,448	—	—	—
Other commitments and contingencies(7)	5,466	—	5,466	—	—

Total loan and other commitments	$139,349	$61,306	$11,530	$17,201	$49,312

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of residential construction loans are available to the borrower for up to one year. Commercial construction loans maturities may be longer than one year.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.

(7)	Other commitments relate primarily to potential additional capital calls the Company is committed to contribute as part of its investment in certain commercial real estate limited partnerships.

Item 3:	Quantitative and Qualitative Disclosures about Market Risks
There has been no material change in the Company’s market risk during the nine months ended September 30, 2009. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Bank to measure its interest rate risk.

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
Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings.
On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of September 30, 2009. The special assessment was paid on September 30, 2009. We recorded an expense of $425,000 during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.
On September 28, 2009, the Federal Deposit Insurance Corporation proposed to recapitalize the Deposit Insurance Fund by requiring insured institutions to prepay their insurance premiums for the quarter ending December 31, 2009 and for the years ending December 31, 2010, 2011 and 2012. The prepayment would be due December 30, 2009. The Federal Deposit Insurance Corporation further proposed that assessments for the years ending December 31, 2011 and 2012 would increase by three basis points, and would be based upon assumed increases in insured deposits of 5% annually through 2012. The increase in assessment rates will result in a further increase in our Federal Deposit Insurance Corporation general insurance premium expense, and the prepayment of insurance premiums will increase our non-earning assets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sales of Equity Securities — Not applicable

(b)	Use of Proceeds — Not applicable

(c)	Repurchase of Our Equity Securities — In March 2009 the Company announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 439,095 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Purchases under this Stock Repurchase Program in the third quarter of 2009 were as follows:

				(d) Maximum Number or
	(a) Total		(c) Total Number of	Approximate Dollar Value
	Number of	(b) Average	Shares Purchased as Part	of Shares that May Yet
	Shares	Price	of Publicly announced	Be Purchased Under the Plans
Period	Purchased	Paid per Share	Plans or Programs	or Programs
July 1 — 31	3,000	$11.69	3,000	413,895
August 1 — 31	2,000	$11.02	2,000	411,895
September 1 — 30	7,900	$10.87	7,900	403,995

In the period from October 1, 2009 to October 31, 2009, the Company purchased an additional 12,300 shares under the repurchase program announced in March 2009, at an average price of $10.19 per share. Any further repurchases under the Stock Repurchase Program will be made through open market purchase transactions from time to time. The amount and exact timing of any repurchases will depend on market conditions and other factors, at the discretion of management of the Company. There is no assurance that the Company will repurchase shares during any period.

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

LEGACY BANCORP, INC.
Date: November 6, 2009	/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date: November 6, 2009	/s/ Paul H. Bruce
Paul H. Bruce
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)