Form 10-K
period 2009-12-31
Legacy Bancorp, Inc.
filed 2010-03-15
CIK 1332199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER : 000-51525

LEGACY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3135053 (IRS Employer Identification No.)
99 NORTH STREET PITTSFIELD, MASSACHUSETTS (Address of principal executive offices)	01201 (Zip Code)

(413) 443-4421
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($0.01 par value per share)	NASDAQ Stock Market, LLC

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 229.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).  Yes ☐     No ☐.

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

Based upon the closing price of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $75,119,727.

The number of shares of Common Stock outstanding as of March 10, 2010 was 8,724,212.

Documents Incorporated By Reference:

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Financial Information:  Effective as of October 26, 2005, Legacy Bancorp, Inc., a Delaware corporation, became the holding company of Legacy Banks, a Massachusetts-chartered stock savings bank, in connection with the conversion of the holding company structure of Legacy Banks from mutual to stock form. Prior to October 26, 2005, Mutual Bancorp of the Berkshires, Inc., a Massachusetts-chartered mutual holding company (referred to herein as the “Predecessor”), owned all of the outstanding common stock of Legacy Group, Inc., the Massachusetts-chartered mid-tier bank holding company of Legacy Banks (the “Mid-Tier”), and the Mid-Tier owned all of the outstanding common stock of Legacy Banks. Effective as of October 26, 2005, the Predecessor and the Mid-Tier merged out of existence, and the Company consummated the sale of 9,545,000 shares of its common stock to the public at a price of $10.00 per share, and contributed an additional 763,600 shares of its outstanding common stock to The Legacy Banks Foundation. Also on October 26, 2005, Legacy Banks issued all of its shares of common stock to the Company in exchange for 50% of the net proceeds of the public offering. During any period prior to October 26, 2005 the Company was newly organized and owned no assets. Therefore, the financial information for any period prior to October 26, 2005 presented in this report is that of Mutual Bancorp of the Berkshires, Inc. and its direct and indirect subsidiaries.

General:  Legacy Banks is a full-service, community-oriented financial institution offering products and services to individuals, families and businesses through nineteen branch offices located in western Massachusetts and eastern New York State. Predecessors to Legacy Banks have been serving the area’s financial needs since 1835. Legacy Banks’ business consists primarily of making loans to its customers, including residential mortgages, commercial real estate loans, commercial loans and consumer loans, and investing in a variety of investment and mortgage-backed securities. Legacy Banks funds these lending and investment activities with deposits from the general public, funds generated from operations and select borrowings. Legacy Banks also provides insurance and investment products and services, investment portfolio management, debit and credit card products and online banking.

Market Area and Competition:  We offer a variety of financial products and services designed to meet the needs of the communities we serve. Our primary deposit-gathering area is concentrated in western Massachusetts and eastern New York State. Legacy Banks is one of the largest banks in Berkshire County, Massachusetts in deposits and mortgage recordings. We are headquartered in Pittsfield, Massachusetts, located 120 miles west of Boston, Massachusetts and 30 miles east of Albany, New York. The Massachusetts and New York counties in which Legacy Banks currently operate include a mixture of rural, suburban and urban markets.

In the past few years a major goal of our business strategy was to expand geographically into areas contiguous to our existing markets, including into the State of New York, and to increase our loan volume in all areas. One step in this strategy was achieved in 2007 when the Bank purchased five branch offices located in Eastern New York, assuming approximately $76.6 million of deposit liabilities. This expansion into Eastern New York continued as the Bank opened denovo branch locations in downtown Albany, New York in 2008, and in Latham, New York in 2009. The geographical expansion continued in March 2009 with the acquisition of a full-service branch office in Haydenville, Massachusetts.

We face substantial competition in our efforts to originate loans and attract deposits and other fee-based business. Achieving meaningful growth is very challenging given the number of competitors and the overall growth level in the population in our market areas. The major risks associated with our competitive environment in Berkshire County are that it is relatively small and over-banked, which results in limited asset and funding diversification. We face direct competition from a significant number of financial institutions within our branch footprint, many with a state-wide, regional or national presence. We also compete with several smaller community banks through competitive pricing coupled with superior service and expertise in both commercial and retail banking. We also combine these same attributes to our expanded commercial lending in New York, our acquired branches and to our national commercial real estate lending program. In our markets, in addition to the local banks and credit unions, our competitors are brokerage houses, life insurance agents, and mortgage brokers. In our national commercial real estate lending program, our major competitors are life insurance companies and to a lesser extent pension funds and other banks.

Prior to the acquisition of the five branches in New York in 2007, our business outside Berkshire County was predominantly commercial real estate lending, and came from two sources. First, for several years lenders from our commercial banking group had developed contacts and clients in the Albany-Schenectady-Troy Metropolitan Statistical Area (MSA) and traveled there regularly. The opening of the loan production office during 2006 provided a base of operations for the New York commercial lending activity. The branch acquisition and subsequent denovo offices in New York allowed us to close the loan office in 2009. Second, our national commercial lending program, Legacy Real Estate Finance or LREF, is targeted and specialized, and operates separately from our commercial banking group. LREF program guidelines are first mortgage loans on high quality, institutional grade income property generally ranging in size from $500,000 to $5.0 million, with preference in the $500,000 to $3.0 million size range. LREF works exclusively through a group of approximately ten well-established mortgage banking correspondents who are designated and contracted to originate and service loans on behalf of Legacy Banks in approximately 20 major metropolitan markets, with the emphasis in the eastern half of the United States.

Lending Activities

The following table summarizes the composition of Legacy Banks’ loan portfolio (not including loans held for sale) as of the dates indicated:

	At December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$285,618	43.12%	$344,235	49.15%	$349,772	53.17%
Commercial	263,910	39.85	246,374	35.18	212,191	32.26
Home equity	69,625	10.51	63,138	9.01	56,752	8.63

	619,153	93.48	653,747	93.34	618,715	94.06

Other loans:
Commercial	31,373	4.74	34,242	4.89	27,664	4.20
Consumer and other	11,791	1.78	12,386	1.77	11,421	1.74

	43,164	6.52	46,628	6.66	39,085	5.94

Total loans	662,317	100.00%	700,375	100.00%	657,800	100.00%

Other Items:
Net deferred loan costs	1,400		1,531		1,397
Allowance for loan losses	(11,089)		(6,642)		(5,568)

Total Loans, net	$652,628		$695,264		$653,629

	At December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$325,407	55.85%	$308,008	55.86%
Commercial	170,971	29.35	160,675	29.14
Home equity	56,856	9.76	58,640	10.64

	553,234	94.96	527,323	95.64

Other loans:
Commercial	22,903	3.93	20,579	3.73
Consumer and other	6,451	1.11	3,457	0.63

	29,354	5.04	24,036	4.36

Total loans	582,588	100.00%	551,359	100.00%

Other Items:
Net deferred loan costs	891		361
Allowance for loan losses	(4,677)		(4,220)

Total Loans, net	$578,802		$547,500

General:  Legacy Banks’ gross loan portfolio aggregated $662.3 million at December 31, 2009, representing 70.0% of the Company’s total assets at that date. In its lending activities, Legacy Banks originates residential real estate loans secured by one-to-four-family residences, commercial real estate loans, residential and commercial construction loans, commercial loans, home equity lines-of-credit, fixed rate home equity loans and other personal consumer loans. While Legacy Banks makes loans throughout Massachusetts and Eastern New York, most of its lending activities are concentrated in its market area. Loans originated totaled $161.8 million in 2009 as compared to $181.0 million in 2008. Residential mortgage loans sold into the secondary market, on a servicing-retained basis, totaled $61.9 million and $17.1 million during 2009 and 2008, respectively.

Loans originated by Legacy Banks are subject to federal and state laws and regulations. Interest rates charged by Legacy Banks on its loans are influenced by the demand for such loans, the amount and cost of funding available for lending purposes, current asset/liability management objectives and the interest rates offered by competitors.

Residential Real Estate Loans:  Legacy Banks offers fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $3.0 million. As of December 31, 2009, this portfolio totaled $285.6 million, or 43.1% of the total gross loan portfolio on that date, and had an average yield of 5.56%. Residential mortgage loan originations totaled $95.4 million and $73.7 million for 2009 and 2008, respectively. Residential real estate loans include $4.1 million and $5.6 million of residential construction loans as of December 31, 2009 and 2008, respectively.

The decision to originate loans for portfolio or for sale into the secondary market is made by the Bank’s Asset/Liability Management Committee, and is based on the market rates for such loans and the organization’s interest rate risk and liquidity profile. Current practice is to sell almost all newly originated fixed-rate 15 and 30 year monthly payment loans, while 30 year fixed rate bi-weekly loans are generally held in the Bank’s portfolio. At December 31, 2009, 10, 15, 25 and 30 year fixed rate monthly payment loans held in the Bank’s portfolio totaled $173.2 million, or 60.7% of total residential real estate mortgage loans at that date, and these loans had an average yield of 5.94%. Legacy Banks services loans sold to Fannie Mae and earns a fee equal to 0.25% of the loan amounts outstanding for providing these services. The total of loans serviced for others as of December 31, 2009 is $77.3 million.

At December 31, 2009, adjustable-rate mortgage (ARM) loans totaled $112.4 million or 39.3% of total residential loans outstanding at that date, with an average yield of 4.99%. ARMs are offered for terms of up to 30 years with initial interest rates that are fixed for 1, 3, 5, 7 or 10 years. After the initial fixed-rate period, the interest rates on the loans are generally reset based on the relevant U.S. Treasury CMT (Constant Maturity Treasury) Index plus add-on margins of varying amounts, for periods of 1 year. Interest rate adjustments on such loans are typically limited to a range from 2.0% to 5.0% during any adjustment period and 5.0% to 6.0% over the life of the loan. Periodic adjustments in the interest rate charged on ARM loans help to reduce Legacy Banks’ exposure to changes in interest rates. However, ARM loans generally possess an element of credit risk not inherent in fixed-rate mortgage loans, in that borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise. Higher payments may increase the risk of default, though this risk has not had a materially adverse effect on Legacy Banks to date.

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

In an effort to provide financing for low and moderate-income first-time home buyers, Legacy Banks originates and services residential mortgage loans with private mortgage insurance provided by the Mortgage Insurance Fund (MIF) of the Massachusetts Housing Finance Agency, or Mass Housing. The program provides mortgage payment protection as an enhancement to mortgage insurance coverage. This no-cost benefit, known as ‘MI Plus,’ provides up to six monthly principal and interest payments in the event of a borrower’s job loss.

Commercial Real Estate Loans:  Legacy Banks originated $45.4 million and $69.6 million of commercial real estate loans in 2009 and 2008, respectively, and had $263.9 million of commercial real estate loans, with an average yield of 6.35%, in its portfolio as of December 31, 2009. We have placed increasing emphasis on commercial real estate lending over the past several years, and as a result such loans have grown from 15.2% of the total loan portfolio at December 31, 2001 to 39.8% as of December 31, 2009. Commercial real estate loans include $18.7 million and $20.2 million of commercial construction loans as of December 31, 2009 and 2008, respectively.

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

The national commercial real estate lending program, LREF, which was started in 2002, accounts for approximately 43.1%, 42.2%, and 42.9%, of our total commercial real estate loans as of December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, gross loans from this program amounted to $113.7 million, or 12.0% of the Company’s total assets. These loans were made in 17 states and $89.4 million of these loans were made in states other than Massachusetts and New York. The LREF program is considered an important part of our overall commercial real estate lending activities, allowing for greater portfolio diversification while providing Legacy with lending opportunities greater than can be realized within the Bank’s geographical footprint. We intend to continue to focus on careful growth of this program as part of our business strategy, and in alignment with our overall growth strategy.

In its evaluation of a commercial real estate loan application, Legacy Banks considers the net operating income of the borrower’s business, the borrower’s expertise, credit history, and the profitability and value of the underlying property. In addition, for loans secured by rental properties, Legacy Banks will also consider the terms of the leases and the quality of the tenants. Legacy Banks requires that the properties securing these loans have strong debt service coverage ratios.

Commercial real estate loans generally have larger balances and involve a greater degree of risk than residential mortgage loans. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral value of the commercial real estate securing the loan. Economic events and changes in government regulations could have an adverse impact on the cash flows generated by properties securing Legacy Banks’ commercial real estate loans and on the value of such properties. As of December 31, 2009 Legacy Banks had $34.3 million in commercial real estate loans concentrated in the hospitality industry, representing 13.0% of the total commercial real estate loan portfolio.

Home Equity Lines-of-Credit and Loans:  Legacy Banks offers home equity lines-of-credit and home equity term loans. Legacy Banks originated $8.8 million and $18.8 million of home equity lines-of-credit and loans during 2009 and 2008 respectively, and at December 31, 2009 had $69.6 million of home equity lines-of-credit and loans outstanding, representing 10.5% of the loan portfolio, with an average yield of 3.03% at that date.

Home equity lines-of-credit and loans are secured by first or second mortgages on one-to-four family owner occupied properties, and are available to be drawn upon for 10 years, at the end of which time they become term loans amortized over 10 years. Interest rates on home equity lines normally adjust based on the prime rate of interest as published by the Wall Street Journal. The undrawn portion of home equity lines-of-credit totaled $64.1 million at December 31, 2009.

Commercial Loans:  Legacy Banks originates secured and unsecured commercial and industrial loans to business customers in its market area for the purpose of financing equipment purchases, working capital, expansion and other general business purposes. Legacy Banks originated $10.9 million and $17.4 million in commercial loans during 2009 and 2008, respectively, and as of December 31, 2009 had $31.4 million in commercial loans in its portfolio, representing 4.7% of such portfolio, with an average yield of 4.92%.

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

Consumer and Other Loans:  Legacy Banks offers a variety of consumer and other loans, including auto loans, manufactured housing loans and loans secured by passbook savings or certificate accounts. Legacy Banks originated or purchased $2.1 million and $3.9 million of consumer and other loans during 2009 and 2008, respectively, and at December 31, 2009 had $11.8 million of consumer and other loans outstanding, representing 1.8% of the loan portfolio at that date, with an average yield of 8.40%.

Loan Origination and Underwriting:  Loan originations come from a variety of sources. The primary source of originations are our salaried and commissioned loan personnel, advertising and referrals from customers and local real estate brokers. Legacy Banks occasionally purchases participation interests in commercial real estate loans from banks located outside of Berkshire County. Legacy Banks underwrites such residential and commercial purchased loans using its own underwriting criteria.

Legacy Banks issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2009, Legacy Banks had loan and other financial commitments totaling $134.3 million. For information about Legacy Banks’ loan commitments outstanding as of December 31, 2009, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Quantitative and Qualitative Disclosures About Risk Management — Loan Commitments”.

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

The following table sets forth certain information concerning Legacy Banks’ loan originations, purchases and sales activity for the year indicated:

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Loans at beginning of year	$700,375	$657,800	$582,588	$551,359	$508,350

Originations:
Mortgage loans on real estate:
Residential	95,427	73,660	75,047	55,223	86,247
Commercial	45,408	69,618	69,375	50,239	52,321
Home Equity	8,827	18,820	28,928	28,997	35,429

	149,662	162,098	173,350	134,459	173,997
Other Loans:
Commercial Business	10,914	17,365	18,932	17,330	10,832
Consumer and other	1,193	1,496	3,037	2,183	1,617

	12,107	18,861	21,969	19,513	12,449

Total loans originated	161,769	180,959	195,319	153,972	186,446
Loans purchased	910	2,421	4,042	3,106	5,000
Deduct:
Principal loan repayments and prepayments	133,223	112,810	105,761	114,281	125,481
Loan sales	66,949	27,416	18,170	11,405	22,342
Charge-offs	565	579	218	163	614

Total deductions	200,737	140,805	124,149	125,849	148,437

Net increase (decrease) in loans	(38,058)	42,575	75,212	31,229	43,009

Loans at end of year	$662,317	$700,375	$657,800	$582,588	$551,359

Residential mortgage loans are underwritten by Legacy Banks’ staff of residential loan underwriters. Residential mortgage loans less than the Federal National Mortgage Association (Fannie Mae) limit to be held in portfolio require the approval of a residential loan underwriter. Residential mortgage loans greater than the Fannie Mae limit but less than $1.0 million require the approval of either the CEO or Executive Vice President. Residential mortgage loans greater than $1.0 million but less than $3.0 million require the approval of the Loan Committee. Residential mortgage loans greater than $3.0 million but less than Legacy Banks’ legal lending limit require the approval of the Credit/ALCO Committee of the board of directors of the Bank.

Commercial real estate and commercial loans are underwritten by commercial credit analysts. For commercial real estate loans, loan officers may approve loans up to their individual lending limits, which range from $50,000 to $500,000, while loans up to $1.0 million may be approved by the CEO and Executive Vice President. The Loan Committee may approve loans of up to $6.0 million, while loans over these limits require the approval of the Credit/ALCO Committee of the board of directors of the Bank. LREF loans may generally be approved up to $5.0 million, with any loan over $3.0 million requiring the approval of at least two executive level officers.

Consumer loans are underwritten by consumer loan underwriters, including loan officers and branch managers who have approval authorities ranging from $20,000 to $40,000 for these loans. Senior loan committee officers may approve consumer loans of up to $75,000 while the management loan committee may approve loans of up to $3.0 million. All consumer loans in excess of these limits require the approval of the Credit/ALCO Committee of the board of directors of the Bank.

Pursuant to its loan policy, Legacy Banks generally will not make loans aggregating more than 10% of the Banks’ retained earnings and capital stock accounts or $9.2 million as of December 31, 2009 to one borrower (or related entity). Exceptions to this limit require the approval of the Executive Committee of the board of directors of the Bank prior to loan origination. Legacy Banks’ internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank’s retained earnings and capital stock accounts, or $18.5 million for Legacy Banks as of December 31, 2009.

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

Maturity and Sensitivity of Loan Portfolio:  The following table shows contractual final maturities of selected loan categories at December 31, 2009. The contractual maturities do not reflect premiums, discounts and deferred costs, and do not reflect prepayments:

	Contractual Maturity
	Due Less Than	Due After One	Due After
	One Year	to Five Years	Five Years	Total
	(Dollars in thousands)

Commercial Real Estate Loans	$40,482	$152,828	$51,903	$245,213
Commercial Construction loans	8,012	4,927	5,758	18,697

Sub-total: Total Commercial Real Estate Loans	$48,494	$157,755	$57,661	$263,910

Residential Construction Loans	—	—	4,110	4,110

Total	$48,494	$157,755	$61,771	$268,020

Of the $219.5 million total of loans above which mature in more than one year, $105.6 million are fixed-rate and $113.9 million are adjustable rate.

Loan Quality

General:  One of Legacy Banks’ most important operating objectives is to maintain a high level of asset quality by making only loans and investments that we would be comfortable holding long-term on our balance sheet. Management uses a number of strategies in furtherance of this goal including maintaining sound credit standards in loan originations, monitoring the loan portfolio through internal and third-party loan reviews, and employing active collection and workout processes for delinquent or problem loans.

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

Other Real Estate Owned:  Legacy Banks classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At December 31, 2009, Legacy Banks had two properties valued at approximately $1.2 million classified as OREO. At December 31, 2008, Legacy Banks had no property classified as OREO.

Classification of Assets and Loan Review:  Legacy Banks uses an internal rating system to monitor and evaluate the credit risk inherent in its loan portfolio. At the time a loan is approved, all commercial real estate and commercial loans are assigned a risk rating based on all of the factors considered in originating the loan. The initial risk rating is recommended by the credit analyst charged with underwriting the loan, and subsequently approved by the relevant loan approval authority. Current financial information is sought for all commercial real estate and commercial borrowing relationships, and is evaluated on at least an annual basis to determine whether the risk rating classification is appropriate. This determination as to the classification of assets and the amount of the loss allowances established are subject to review by regulatory agencies, which can order the establishment of additional loss allowances. See “Loan Quality — Allowance for Loan Losses” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Loan Losses”.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting principal and interest payments when due. Impaired loans with payments past due at or greater than 90 days are generally maintained on a non-accrual basis. Impairment is measured on a loan by loan basis for commercial loans and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Generally the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement. At December 31, 2009, loans which have been determined to be impaired, which include all non-accrual loans, totaled $32.3 million with a corresponding specific reserve allowance of approximately $4.9 million. Legacy Banks engages an independent third party to conduct an annual review of its commercial mortgage and commercial loan portfolios. These loan reviews provide a credit evaluation of selected individual loans to determine whether the risk ratings assigned are appropriate. Independent loan review findings are presented directly to the Audit Committee of the board of directors of the Bank.

Non-Performing Loans:  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2009 Legacy Banks had seven loans totaling $10.8 million considered to be troubled debt restructurings (a loan for which a portion of interest or principal has been forgiven or the loan is modified at an interest rate less than current market rates). Of this amount, approximately $5.9 million is included as part of the $19.6 of non-performing loans as of December 31, 2009. At December 31, 2008 Legacy Banks had no troubled debt restructurings.

If the non-accrual loans, including non-accrual troubled debt restructurings, had been current, the gross interest income which would have been recorded for the year ended December 31, 2009 is equal to approximately $1.3 million. Interest income of approximately $741,000 was recorded in net income for the year ended December 31, 2009 on these loans. Interest income recognized on a cash basis was $107,000.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage	$4,822	$1,190	$499	$483	$479
Commercial mortgage	13,942	5,777	539	179	96
Commercial	743	410	386	132	250
Home equity, consumer and other	71	172	108	85	78

Total non-accrual loans	19,578	7,549	1,532	879	903

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity, consumer and other	—	—	—	—	—

Total loans 90 days delinquent and still accruing	—	—	—	—	—

Total non-performing loans	$19,578	$7,549	$1,532	$879	$903

Other real estate owned	$1,195	$—	$185	$—	$—

Total non-performing assets	$20,773	$7,549	$1,717	$879	$903

Troubled debt restructurings	$10,792	$—	$—	$943	$—

Ratios:
Non-performing loans to total loans	2.96%	1.08%	0.23%	0.15%	0.16%
Non-performing assets to total assets	2.07%	0.80%	0.17%	0.11%	0.12%

Nonperforming loans have increased in 2009 as the deterioration in general economic conditions have resulted in significant challenges for several individual and commercial borrowers. The increase in nonperforming loans in 2008 relates primarily to a $5.5 million commercial construction loan the Bank placed on non-accrual status as of the end of the first quarter. This loan was restructured in the fourth quarter of 2009 and remains included in non-performing loans at December 31, 2009. Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due. Restructured loans represent performing loans for which concessions were granted due to a borrower’s financial condition. Such concessions may include reductions of interest rates to below-market terms and/or extension of repayment terms.

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

The following table sets forth activity in Legacy Banks’ allowance for loan losses for the periods indicated:

	At or for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of period	$6,642	$5,568	$4,677	$4,220	$3,846

Charge-offs:
Mortgage loans on real estate:	(82)	(121)	—	(50)	—
Other loans:
Commercial	(265)	(198)	(104)	(19)	(506)
Consumer and other	(218)	(260)	(114)	(94)	(108)

Total other loans	(483)	(458)	(218)	(113)	(614)

Total charge-offs	(565)	(579)	(218)	(163)	(614)
Recoveries:
Mortgage loans on real estate	1	89	—	10	—
Other loans:
Commercial	48	15	15	316	66
Consumer and other	80	84	43	61	81

Total other loans	128	99	58	377	147

Total recoveries	129	188	58	387	147

Net recoveries (charge-offs)	(436)	(391)	(160)	224	(467)
Provision for loan losses	4,883	1,465	1,051	233	841

Balance at end of period	$11,089	$6,642	$5,568	$4,677	$4,220

Ratios:
Net recoveries (charge-offs) to average loans outstanding — annualized	(0.06)%	(0.06)%	(0.03)%	0.04%	(0.09)%
Allowance for loan losses to non-performing loans at end of period	56.64%	87.99%	363.45%	532.08%	467.33%
Allowance for loan losses to total loans at end of period	1.67%	0.95%	0.85%	0.80%	0.77%

The allowance for loan losses to total loans increased from 0.77% as of December 31, 2005 to 1.67% as of December 31, 2009 primarily due to the increase over the years in the ratio of commercial loans to total loans, as commercial loans are generally reserved for at a higher rate than residential loans. Additionally, specific reserves related to certain loans caused the annual provision expense to increase in 2008 and 2009. The Company also increased the reserve ratio for most loan portfolio categories in 2009 given current economic conditions. The amount of the additions to the allowance charged to operating expense for each of the above years is a reflection of various factors analyzed by management, including the amount of loan growth in each year as well as the type of loan growth. Additionally, the amount of charge-offs and recoveries in a given year will impact the amount of provision expense.

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

	At December 31,
	2009			2008			2007
			Percent of			Percent of			Percent of
			Loans in			Loans in			Loans in
			Each			Each			Each
	Allowance	Loan	Category to	Allowance	Loan	Category to	Allowance	Loan	Category to
	for Loan	Balances by	Total	for Loan	Balances by	Total	for Loan	Balances by	Total
	Losses	Category	Loans	Losses	Category	Loans	Losses	Category	Loans
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$1,112	$285,618	43.12%	$980	$344,235	49.15%	$946	$349,772	53.17%
Commercial	8,852	263,910	39.85	4,550	246,374	35.18	3,688	212,191	32.26
Home equity	359	69,625	10.51	286	63,138	9.01	245	56,752	8.63

	10,323	619,153	93.48	5,816	653,747	93.34	4,879	618,715	94.06

Other loans:
Commercial	579	31,373	4.74	632	34,242	4.89	507	27,664	4.20
Consumer and other	187	11,791	1.78	194	12,386	1.77	182	11,421	1.74

	766	43,164	6.52	826	46,628	6.66	689	39,085	5.94

Total	$11,089	$662,317	100.00%	$6,642	$700,375	100.00%	$5,568	$657,800	100.00%

	At December 31,
	2006			2005
			Percent of			Percent of
			Loans in			Loans in
			Each			Each
	Allowance	Loan	Category to	Allowance	Loan	Category to
	for Loan	Balances by	Total	for Loan	Balances by	Total
	Losses	Category	Loans	Losses	Category	Loans
	(Dollars in thousands)

Mortgage loans on real estate:
Residential	$892	$325,407	55.85%	$881	$308,008	55.86%
Commercial	3,015	170,971	29.35	2,779	160,675	29.14
Home equity	249	56,856	9.76	168	58,640	10.64

	4,156	553,234	94.96	3,828	527,323	95.64

Other loans:
Commercial	426	22,903	3.93	353	20,579	3.73
Consumer and other	95	6,451	1.11	39	3,457	0.63

	521	29,354	5.04	392	24,036	4.36

Total	$4,677	$582,588	100.00%	$4,220	$551,359	100.00%

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

The Company is required to designate its securities as held to maturity, available for sale or trading, depending on its intent with regard to the investments at the time of purchase. At December 31, 2009, $167.4 million or 99.9% of the portfolio was classified as available for sale, and $97,000 or 0.06% of the portfolio was classified as held to maturity. At December 31, 2009, the net unrealized gain on securities classified as available for sale was $1.7 million. Legacy Banks does not currently maintain a trading portfolio of securities.

During 2009, the securities and other investments portfolio increased by $32.1 million or 21.0%, from a fair value of $152.6 million at December 31, 2008 to a fair value of $184.7 million at December 31, 2009 as a result of cash flows created by a net decrease in loans as well as an increase in deposits. Increases during the year were concentrated primarily in bonds issued by government-sponsored enterprises, including mortgage-backed securities (MBSs). These increases were somewhat offset by a decrease in MBSs issued by non-government agencies (“private-label MBSs”) as the Company completely liquidated these holdings after determining that recovery of value in these securities would be unlikely for an extended period, if ever. During the year ended December 31, 2009, we recognized total other-than-temporary impairment of $7.2 million on our portfolio of securities and other investments. For a discussion of other-than — temporary impairment, please refer to “Critical Accounting Policies — Other-Than-Temporary Impairment” within Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. As of December 31, 2009 the investment portfolio consisted of the following:

Government Sponsored Enterprises (GSE).  At December 31, 2009, Legacy Banks’ GSE portfolio totaled $80.0 million, or 43.3% of the total portfolio on that date. These bonds are issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Bank (“FHLB”) or other GSE. Legacy invests in GSE securities with the purpose of both receiving a competitive rate of return and liquidity as these securities generally can be sold in a readily available market.

Municipal Bonds.  At December 31, 2009, Legacy Banks’ Municipal Bond portfolio totaled $17.9 million, or 9.7% of the total portfolio on that date. This portfolio increased $2.2 million, or 14.3% over the December 31, 2008 amount of $15.6 million as the Bank took advantage of available bonds with an attractive tax-equivalent yield as part of its long-term strategy of lowering its overall effective tax rate.

Corporate Bonds and Other Obligations.  At December 31, 2009, Legacy Banks’ portfolio of corporate bonds and other obligations totaled $1.4 million, or 0.7% of the portfolio at that date. This portfolio increased $988,000 over the December 31, 2008 amount of $363,000.

Mortgage-Backed Securities (MBS).  Legacy invests in mortgage-backed securities with the purpose of receiving a competitive rate of return with a steady cash flow used for reinvestment and liquidity. At December 31, 2009, Legacy Banks’ portfolio of mortgage-backed securities totaled $64.1 million, or 34.7% of the portfolio on that date, and consisted of pass-through securities totaling $54.4 million and collateralized mortgage obligations totaling $9.7 million. Within the overall total, $33.6 million was directly insured and guaranteed by the Government National Mortgage Association (“Ginnie Mae”) while $30.5 million was issued or backed by Freddie Mac or Fannie Mae. As of December 31, 2009, the Company did not have any private-label MBSs.

Marketable Equity Securities.  At December 31, 2009, Legacy Banks’ portfolio of marketable equity securities totaled $4.1 million, or 2.2% of the portfolio at that date, and consisted entirely of common and preferred stock of various corporations. Legacy Banks’ investment policy requires stocks within this portfolio to be diversified into several different business segments, actively traded and of high quality. At December 31, 2009, four marketable equity securities have unrealized losses with aggregate depreciation of 5.8% from the Company’s cost basis. Although some issuers may have shown declines in earnings as a result of the weakened economy, the Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the depreciation of value and has analyzed the issuer’s financial condition and financial performance as well as industry analysts’ reports. Based on that evaluation as well as the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009. Further problems in the current economic environment, however, could result in further deterioration of market values for these securities.

Other Equity Securities and Investments.  At December 31, 2009, Legacy Banks’ portfolio of restricted equity securities and other investments totaled $17.2 million or 9.3% of the portfolio at that date. These securities consisted primarily of stock in the Federal Home Loan Bank of Boston (FHLBB) totaling $10.9 million, which must be held as a condition of membership in the Federal Home Loan Bank System and as a condition to Legacy Banks’ borrowing under the FHLBB advance program. Other investments also include interests in certain commercial real estate investment partnerships of $4.4 million. At December 31, 2009 the Company had potential additional capital calls of approximately $6.5 million related to these partnership investments. The remaining $1.9 million consisted of investments in Savings Bank Life Insurance of Massachusetts, the Community Investment Fund, Depositors Insurance Fund and other investments.

The following table sets forth certain information regarding the amortized cost and market values of Legacy Banks’ investment securities at the dates indicated:

	At December 31, 2009		At December 31, 2008		At December 31, 2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)

Securities available for sale:
Government-sponsored enterprises (GSE)	$80,393	$79,976	$36,459	$36,832	$48,041	$48,262
Municipal bonds	17,521	17,875	15,876	15,632	9,930	9,941
Corporate bonds and other obligations	1,321	1,351	363	363	1,501	1,531
U.S. Government and GSE mortgage-backed securities	63,216	64,139	51,679	52,490	53,628	53,936
Private issue mortgage-backed securities	—	—	28,588	21,496	11,923	11,790

Total debt securities	162,451	163,341	132,965	126,813	125,023	125,460

Common stock	3,239	4,085	6,314	5,544	8,100	9,084

Total securities available for sale	165,690	167,426	139,279	132,357	133,123	134,544

Securities held to maturity:
Other bonds and obligations	97	97	97	97	97	97

Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	10,932	10,932	10,932	10,932	10,722	10,722
Savings Bank Life Insurance	1,709	1,709	1,709	1,709	1,709	1,709
Real estate partnerships	4,397	4,397	7,360	7,360	4,773	4,773
Other investments	155	155	184	184	209	209

Total restricted equity securities and other investments	17,193	17,193	20,185	20,185	17,413	17,413

Total securities	$182,980	$184,716	$159,561	$152,639	$150,633	$152,054

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of Legacy Banks’ debt securities portfolio at December 31, 2009. Yields on tax-exempt bonds have not been calculated on a tax equivalent basis. In the case of mortgage-backed securities, the table shows the securities by their contractual maturities, however there are scheduled principal payments for these securities and there will also be unscheduled prepayments prior to their contractual maturity:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)

Securities available for sale (AFS):
Government-sponsored enterprises	$6,605	2.58%	$46,033	1.84%	13,435	2.89%	$14,320	4.61%	$80,393	2.57%
Municipal Bonds	1,719	3.13%	—	—	3,070	4.15%	12,732	4.23%	$17,521	4.11%
Corporate bonds and other obligations	—	—	821	3.41%	500	6.35%	—	—	$1,321	4.52%

Subtotal	8,324		46,854		17,005		27,052		99,235

GSE Mortgage-backed securities	—	—	—		661	4.00%	62,555	5.31%	63,216	5.30%

Total AFS debt securities	8,324		46,854		17,666		89,607		162,451

Securities held to maturity (HTM):
Corporate bonds and other obligations	—		82	3.00%	—	—	15	3.00%	97	3.00%

Total HTM debt securities	—		82		—		15		97

Total debt securities	$8,324		$46,936		$17,666		$89,622		$162,548

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

The maturities of Legacy Banks’ certificate of deposit accounts range from one month to five years. In addition, Legacy Banks offers a variety of commercial business products to small businesses operating within its primary market area. Legacy Banks will on occasion negotiate interest rates to attract jumbo certificates of deposit. Legacy Banks also generates certificates of deposit through the use of brokers and internet-based network deposits. Brokered deposits and network deposits totaled $18.6 million and $10.0 million, respectively at December 31, 2009.

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

The following tables set forth certain information relative to the composition of Legacy Banks’ average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended December 31,
	2009			2008			2007
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Deposit type:
Demand	$67,155	10.6%	—%	$60,444	10.2%	—%	$50,465	9.5%	—%
NOW deposits	43,527	6.9	0.40	41,378	7.0	0.53	35,333	6.7	0.65
Money market deposits	65,602	10.3	1.04	58,052	9.8	2.36	53,523	10.1	3.66
Regular savings	50,724	8.0	0.33	49,936	8.5	0.41	46,986	8.9	0.44
Relationship Savings	123,297	19.5	1.29	121,990	20.6	2.10	101,798	19.3	3.88

Total transaction accounts	350,305	55.3	0.75	331,800	56.1	1.30	288,105	54.5	2.20
Certificates of deposit	282,730	44.7	2.99	259,439	43.9	3.88	240,571	45.5	4.78

Total deposits	$633,035	100.0%	1.76%	$591,239	100.0%	2.44%	$528,676	100.0%	3.39%

The following table sets forth the time deposits of Legacy Banks classified by interest rate as of the dates indicated:

	At December 31,
	2009	2008	2007
	(Dollars in thousands)

Interest Rate
Less than 2%	$81,282	$25,591	$220
2.00%-2.99%	83,503	85,226	5,351
3.00%-3.99%	91,122	106,784	38,748
4.00%-4.99%	27,943	40,304	117,786
5.00%-5.99%	5,462	11,936	111,251

Total	$289,312	$269,841	$273,356

The following table sets forth the amount and maturities of time deposits at December 31, 2009:

	Year Ending December 31,				After December 31,
	2010	2011	2012	2013	2013	Total
	(Dollars in thousands)

Interest Rate
Less than 2%	$69,415	$11,266	$601	$—	$—	$81,282
2.00%-2.99%	60,468	10,470	2,044	10,510	11	83,503
3.00%-3.99%	40,554	16,054	7,762	18,720	8,032	91,122
4.00%-4.99%	16,792	6,769	3,042	1,028	312	27,943
5.00%-5.99%	3,141	1,999	322	—	—	5,462

Total	$190,370	$46,558	$13,771	$30,258	$8,355	$289,312

As of December 31, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $115.0 million. The following table sets forth the maturity of those certificates:

At December 31,
2009
(In thousands)

Three months or less	$30,923
Over three months through six months	24,144
Over six months through one year	20,524
Over one year to three years	19,399
Over three years	20,038

Total	$115,028

Borrowings.  Legacy Banks utilizes advances from the Federal Home Loan Bank of Boston, or FHLBB, primarily in connection with the funding of growth in its assets. FHLBB advances are secured primarily by certain of Legacy Banks’ mortgage loans, certain investment securities and by Legacy Banks’ holding of FHLBB stock. As of December 31, 2009, Legacy Banks had outstanding $160.4 million in FHLBB advances, and had the ability to borrow up to a total of $253.3 million based on available collateral. The following table sets forth certain information concerning balances and interest rates on Legacy Banks’ FHLBB advances at the dates and for the periods indicated:

	At or for the Years
	Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance at end of period	$160,352	$197,898	$167,382
Average balance during year	$177,261	$186,170	$158,784
Maximum outstanding at any month end	$194,831	$211,531	$203,446
Weighted average interest rate at end of year	3.81%	4.07%	4.60%
Weighted average interest rate during year	4.07%	4.27%	4.75%

Of the $160.4 million in advances outstanding at December 31, 2009, $85.0 million, bearing a weighted-average interest rate of 3.94%, are callable by the FHLBB at its option and in its sole discretion. In the event the FHLBB calls these advances, Legacy Banks will evaluate its liquidity and interest rate sensitivity position at that time and determine whether to replace the called advances with new borrowings.

Personnel.  As of December 31, 2009, the Bank had approximately 176 full-time equivalent employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be excellent.

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

Legacy Securities Corporation.  Legacy Securities Corporation (LSC) is a Massachusetts securities corporation and a wholly owned subsidiary of Legacy Banks. LSC is an investment company that engages in buying, selling and holding securities on its own behalf. At December 31, 2009, LSC had total assets of approximately $68.3 million consisting primarily of government sponsored enterprises obligations and mortgage backed securities. As a Massachusetts securities corporation LSC has a lower state income tax rate compared to other corporations.

CSB Service Corporation.  CSB Service Corporation is a Massachusetts company and is wholly-owned by Legacy Banks. CSB Service Corp. is a company utilized by Legacy Banks to hold real estate taken in foreclosure, and has been in operation since December 1975.

Portfolio Management Services.  Legacy Banks offers portfolio management services through its trust division known as Legacy Portfolio Management (“LPM”). At December 31, 2009, LPM had total assets under management and administration of $130.0 million.

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

Proposed Federal Legislation

Legislation has been proposed that would implement sweeping changes to the current bank regulatory structure, including eliminating Legacy Bancorp’s current primary federal regulator, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Comptroller of the Currency (the primary federal regulator for national banks). The proposed legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all banks and thrift holding companies. As a result, Legacy Bancorp would become a holding company subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations, including holding company capital requirements, that Legacy Bancorp would not be subject to as a savings and loan holding company. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

Massachusetts Banking Laws and Supervision

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

Protection of Personal Information:  Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements, which became effective March 1, 2010, are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “— Federal Regulations — Privacy Regulations”, that require organizations to establish written information security programs to prevent identity theft. However, unlike federal regulations, the Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

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

Investment Activities.  All state-chartered FDIC insured banks, including savings banks, are generally limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. For example, state chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100.0% of Tier 1 Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts law, whichever is less. Legacy Banks received approval from the FDIC to retain and acquire such equity instruments equal to the lesser of 100% of Legacy Banks’ Tier 1 capital or the maximum permissible amount specified by Massachusetts law. Any such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. The FDIC has adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. In addition, a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Interstate Banking and Branching.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Interstate Banking Act, permits adequately capitalized bank holding companies to acquire banks in any state subject to specified concentration limits and other conditions. The Interstate Banking Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Banking Act permits banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state. As a result of our acquisition of the five New York state branch offices in December of 2007, we may conduct any activity that is authorized under Massachusetts law that is permissible for either New York savings banks (subject to applicable federal restrictions) or a New York branch of an out-of-state national bank at our New York branch offices. The New York State Superintendent of Banks may exercise certain regulatory authority over the Bank’s New York branch offices.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2009, Legacy Banks was classified as a “well capitalized” institution.

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

“Financial subsidiaries” of banks are treated as affiliates for purposes of Sections 23A and 23B of the Federal Reserve Act. However, (i) the 10.0% capital limit on transactions between the bank and such financial subsidiary as an affiliate is not applicable, and (ii) the investment by the bank in the financial subsidiary does not include retained earnings in the financial subsidiary. Certain anti-evasion provisions have been included that relate to the relationship between any financial subsidiary of a bank and sister companies of the bank: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; or (2) if the Federal Reserve Board determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank.

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

Insurance of Deposit Accounts.  In October 2008, deposit insurance by the Federal Deposit Insurance Corporation was increased to a maximum of $250,000 per depositor. On January 1, 2014, the maximum insurance amount will return to $100,000 per depositor for all deposit accounts except certain retirement accounts, which will remain at $250,000 per depositor. In addition, under the Federal Deposit Insurance Corporation’s Transaction Account Guarantee Program, most of our non-interest-bearing transaction accounts are guaranteed regardless of amount until June 30, 2010.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Federal Deposit Insurance Corporation is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. As of June 30, 2008, the reserve ratio had decreased to 1.01% as a result of bank failures. As part of a plan to restore the reserve ratio to 1.15%, the Federal Deposit Insurance Corporation imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. In addition, the Federal Deposit Insurance Corporation has increased its quarterly assessment rates and amended the method by which rates are calculated. Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points.

On November 12, 2009, the Federal Deposit Insurance Corporation approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base is assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, the Bank prepaid $3.7 million in estimated assessment fees for years 2010 through 2012. Because the prepaid assessments represent the prepayment of future expense, they do not affect our regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.06 basis points for each $100 in domestic deposits maintained at an institution.

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

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010. Through December 31, 2009, an annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed $250,000 was assessed to insured depository institutions that have not opted out of this component of the Temporary Liquidity

Guarantee Program. Beginning January 1, 2010, the fees will be based on the institution’s risk category rating assigned with respect to regular Federal Deposit Insurance Corporation assessments. Institutions in Risk Category I (generally well-capitalized institutions with composite CAMELS 1 or 2 ratings) will pay an annualized assessment rate of 15 basis points. Institutions in Risk Category II (generally adequately capitalized institutions with composite CAMELS 3 or better) will pay an annualized assessment rate of 20 basis points. Institutions in Risk Category III or IV (generally under capitalized or composite CAMELS 4 or 5) will pay an annualized assessment rate of 25 basis points. Legacy opted to participate in this component of the Temporary Liquidity Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program.  The Emergency Economic Stabilization Act of 2008 provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Legacy opted not to participate in the CPP.

Privacy Regulations.  Pursuant to the Gramm-Leach-Bliley Financial Modernization Act of 1999, FDIC regulations generally require that Legacy Banks disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Legacy Banks is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Legacy Banks currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations. The privacy provisions of the Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (FHLB) system, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Legacy Banks, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston. Legacy Banks was in compliance with this requirement with an investment in FHLB of Boston stock at December 31, 2009 of $10.9 million.

The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLB pay to their members and result in the FHLB imposing a higher rate of interest on advances to their members. For the years ended 2008, 2007, and 2006 cash dividends from the FHLB of Boston to Legacy Banks amounted to approximately $412,000, $572,000, and $498,000, respectively. As a result of the current economic conditions and the reduced levels of capital, the FHLB announced at the end of 2008 that they will suspend the payment of any future dividends until such time as their financial condition improves. The Bank, therefore, did not receive any cash dividends in 2009 and does not anticipate receiving any from this investment in 2010. Further, there can be no assurance that the impact of recent or future legislation on the FHLB will not also cause a decrease in the value of the FHLB stock held by the Bank.

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

To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 2009, Legacy Banks maintained 84% of its portfolio assets in qualified thrift investments.

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

Taxation

Federal taxes:  In general the Company and Legacy Banks report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company and Legacy Banks in the same manner as to other corporations with some exceptions, including particularly Legacy Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Legacy Banks or the Company. Legacy Bank’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 2005.

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

The United States economy entered a recession in the fourth quarter of 2007. Throughout the course of 2008 and into 2009, economic conditions continued to worsen, due in large part to the fallout from the collapse of the sub-prime mortgage market. Unemployment remains at very high levels and is not expected to improve in the near future. Our lending business is tied, in large part, to the housing market. The continuing housing slump has resulted in reduced demand for the construction of new housing, declines in home prices, and could ultimately result in increased delinquencies on our residential, commercial and construction mortgage loans. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses. Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability. Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

The Federal Deposit Insurance Corporation actions to recapitalize the Deposit Insurance Fund.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of September 30, 2009. The special assessment was paid on September 30, 2009. We recorded an expense of $425,000 during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permitted the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimated that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. Although there were no further special assessments in 2009, any such action by the FDIC in the future will be recorded as an expense during the appropriate period.

The Federal Deposit Insurance Corporation also adopted a rule pursuant to which all insured depository institutions prepaid on December 30, 2009 their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The assessment rate for the fourth quarter of 2009 and for 2010 is based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional three basis points. In addition, each institution’s base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years. Based on our deposits and assessment rate as of September 30, 2009, our prepayment amount was $4.2 million.

If our Investment in the Federal Home Loan Bank of Boston is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, our Earnings and Stockholders’ Equity Would Decrease.

We own common stock of the Federal Home Loan Bank of Boston (FHLBB). We hold this stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBB’s advance program. The aggregate cost and fair value of our FHLBB common stock as of December 31, 2009 was $10.9 million based on its par value. There is no market for our FHLBB common stock. Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLBB, could be substantially diminished. Consequently, we believe that there is a risk that our investment in FHLBB common stock could be impaired at some time in the future. If this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

The Federal Home Loan Bank of Boston Has Suspended Dividends. This Will Negatively Affect our Earnings.

The Federal Home Loan Bank of Boston has not paid dividends on its stock since suspending them during the fourth quarter of 2008 and it is uncertain when these payments will recommence. We received $413,000 in dividends from the Federal Home Loan Bank of Boston during the year ended December 31, 2008, and the failure of the Federal Home Loan Bank of Boston to pay dividends for any quarter will reduce our earnings during that quarter.

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

We May Have Difficulty Meeting Our Branch Expansion Goals, and Our Branch Expansion Strategy May Not Be Accretive to Earnings.

Our growth plans may include the opening of new branch offices in communities served by Legacy Banks as well as in other communities contiguous to those currently served by Legacy Banks. Our ability to establish new branches will depend upon whether we can identify suitable sites and negotiate acceptable lease or purchase and sale terms, and we may not be able to do so, or it may take longer than we expect. Moreover, once we establish a new branch, numerous factors will contribute to its performance, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new branch to gather significant loans and deposits to generate enough income to offset its expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. There can be no assurance that our branch expansion strategy will be accretive to our earnings, or that it will be accretive to earnings within a reasonable period of time.

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

Legislative Proposals Have Been Introduced That Would Eliminate The Office Of Thrift Supervision, Legacy Bancorp’s Primary Federal Regulator, Which Would Require Legacy Bancorp To Become A Bank Holding Company.

Legislation has been proposed that would implement sweeping changes to the current bank regulatory structure, including eliminating our current primary federal regulator, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Comptroller of the Currency (the primary federal regulator for national banks). The proposed legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all banks and thrift holding companies. As a result, Legacy Bancorp would become a holding company subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations, including holding company capital requirements, that Legacy Bancorp would not be subject to as a savings and loan holding company. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

We could record future losses on our securities portfolio.

During the year ended December 31, 2009, we recognized total other-than-temporary impairment of $7.2 million on our portfolio of securities and other investments. We considered all of this impairment to be credit-related and, therefore, in accordance with applicable accounting standards, we recorded all of the impairment as losses through a reduction of non-interest income. A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to our securities portfolio constitutes additional impairment that is other than temporary, which could result in material losses to us. These factors include, but are not limited to, a failure by an issuer to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers deteriorates and there remains limited liquidity for these securities.

Item 1b.	Unresolved Staff Comments

None

Item 2.	Properties

Legacy Banks conducts its business through its main office located in Pittsfield, Massachusetts and eighteen other full-service branch offices located in Western Massachusetts and Eastern New York. The following table sets forth information about our offices as of December 31, 2009:

	Year Opened	Lease			Year Opened	Lease
	Or Acquired	Expires			Or Acquired	Expires

Owned:
Main Office:
99 North Street	2000
Pittsfield, MA 01201
Branch Offices:
76 Park Street	1997			409 Stockbridge Road	2007
Lee, MA 01238				Great Barrington, MA 01230
25 Main Street	1958			Route 30 & Mill Lane	2007
Lenox, MA 01240				Middleburgh, NY 12122
2 Holmes Road	1978			4 Elliott Place	2007
Lenox, MA 01240				East Durham, NY 12423
30 East Otis Road	1997			184 Broadway	2007
Otis, MA 01253				Whitehall, NY 12887
734 Williams Street (Land leased)	1997			Route 296 Windham, NY 12496	2007
Pittsfield, MA 01201
331 State Road	2007			142 Main Street	2009
North Adams, MA 01247				Haydenville, MA 01039
Leased:
609 Merrill Road	1971	2023	(1)	480 West Housatonic Street	2005	2010	(3)
Pittsfield, MA 01201				Pittsfield, MA 01201
700 Main Street	1975	2019	(1)	Route 32, Bryant’s Market	2007	2013
Great Barrington, MA 01230				Greenville, NY 12083
39 North Pearl Street	2008	2018	(2)	545 Troy-Schenectady Road	2009	2019
Albany, NY 12207				Latham, NY 12110
ATM Location Only:
Lee Outlet Village	1995	2011
Lee, MA 01238

(1)	Legacy Banks has an option to renew for one additional 5 year terms

(2)	Legacy Banks has an option to renew for two additional 5 year terms

(3)	Five year option renewed in February 2010. Legacy Banks has an option to renew for one additional 5 year term

Item 3.	Legal Proceedings

We are not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to our financial condition and results of operations.

Item 4.	(Removed and Reserved)

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The common stock is traded on the NASDAQ Global Market, LLC under the symbol “LEGC.” As of March 1, 2010, the Company had approximately 993 registered holders of record. The following table sets forth, for the quarters indicated, the daily high and low sales price for the common stock and the dividends declared. The closing price of the Company’s common stock on March 10, 2010 was $9.82. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding two fiscal years.

	For the Year Ended December 31, 2009
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$11.07	$13.46	$12.10	$11.21
Low	$9.40	$10.50	$9.29	$7.90
Dividend Declared	$0.05	$0.05	$0.05	$0.05

	For the Year Ended December 31, 2008
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

High	$13.37	$13.95	$14.01	$14.27
Low	$10.60	$10.51	$11.53	$12.65
Dividend Declared	$0.05	$0.05	$0.05	$0.05

Repurchase of Our Equity Securities:  In March 2009 the Company announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 439,095 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Purchases under this Stock Repurchase Program in the fourth quarter of 2009 were as follows:

				(d) Maximum Number
				or Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

October 1 — 31	12,300	$10.19	12,300	391,695
November 1 — 30	12,500	$9.68	12,500	379,195
December 1 — 31	7,350	$9.68	7,350	371,845

Stock Repurchase Overview:  Legacy purchased 412,344 shares of Company stock at an average price of $16.15 per share in the first quarter of 2007 in order to fund the restricted stock portion of the 2006 Equity Incentive Plan (EIP) approved by shareholders in November 2006. Additionally the Company purchased 515,430 shares at an average price of $14.62 during the second and third quarters of 2007 as part of a stock repurchase program announced in April and completed in August 2007. The Company also purchased 486,366 shares at an average price of $13.95 during the third and fourth quarters of 2007 as part of a stock repurchase program announced in August and completed in December 2007. The Company purchased 462,048 shares in 2008 at an average price of $13.24 as part of the stock repurchase program announced in December 2007. Through the end of 2009 the Company has purchased 67,250 shares at an average price of $10.35 as part of the stock repurchase program announced in March 2009. Information regarding securities authorized for issuance under equity compensation plans appears in Part III, Item 12 (d) of this report.

Stock Performance Graph:  The following graph shows a comparison of shareholder return on the Company’s common stock, with the returns of both a broad-market index and a peer group index for the period October 26, 2005 (the date of the Company’s initial public offering) through December 31, 2009. The broad-market index chosen was the S&P 500 Market Index, and the peer group index chosen was the SNL Thrift Index. The index level for all series was set to $100 on 10/25/05, with a starting price for LEGC of $10 per share (price through initial public offering).

Comparison Of Cumulative Return Among Legacy Bancorp,
Peer Group Index and Broad Market Index

	10/25/05	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Legacy Bancorp	100.00	133.50	158.50	132.60	106.80	98.60
S&P 500 Market Index	100.00	104.32	118.53	122.72	75.49	93.19
SNL Thrifts	100.00	107.63	121.80	70.45	43.54	39.08

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

	At or for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)

Selected Financial Data:
Total assets	$946,265	$944,657	$924,541	$808,318	$778,330
Loans, net(1)	653,334	695,264	654,024	578,802	547,626
Securities and other investments:	184,716	152,639	152,054	176,132	179,921
Deposits	651,378	608,088	610,447	518,248	474,464
Federal Home Loan Bank advances	160,352	197,898	167,382	127,438	145,923
Repurchase agreements	6,386	5,238	4,055	5,575	4,999
Total stockholders’ equity	121,367	124,142	133,092	149,997	146,166
Nonperforming loans	19,578	7,549	1,532	879	903
Selected Operating Data:
Total interest and dividend income	45,818	50,327	49,357	43,915	36,978
Total interest expense	18,348	22,465	25,511	20,339	15,054

Net interest income	27,470	27,862	23,846	23,576	21,924
Provision for loan losses	4,883	1,465	1,051	233	841

Net interest income after provision for loan losses	22,587	26,397	22,795	23,343	21,083
Non-interest income:
Service charges and fees	4,006	4,541	4,496	4,044	4,402
Gain (loss) on sales or impairment of securities, net	(10,267)	(3,194)	510	(1,736)	(65)
Gain on sale of loans	860	255	270	210	236
FHLB prepayment restructuring charge	—	—	—	—	(2,351)
Gain on curtailment and termination of defined benefit plan	—	—	—	605	905
Other	788	805	610	329	274

Total non-interest income (loss)	(4,613)	2,407	5,886	3,452	3,401
Total non-interest expense	28,832	26,584	27,187	21,336	26,398

Income (loss) before income taxes	(10,858)	2,220	1,494	5,459	(1,914)
Provision for income taxes	(3,060)	776	249	2,653	297

Net income (loss)	(7,798)	1,444	1,245	2,806	(2,211)

Earnings (loss) per share	$(0.98)	$0.18	$0.14	$0.29	n/a
Dividends per share	$0.20	$0.20	$0.16	$0.12	n/a

	At or for the Years Ended December 31,
	2009	2008	2007	2006	2005

Selected Financial Ratios and Other Data:
Performance Ratios:
Return (loss) on average assets(2)	(0.82)%	0.16%	0.15%	0.36%	(0.31)%
Return (loss) on average equity(3)	(6.20)	1.11	0.88	1.92	(2.90)
Interest rate spread(4)	2.78	2.80	2.26	2.39	2.84
Net interest margin(5)	3.13	3.27	3.01	3.15	3.22
Efficiency ratio(6)	84.90	77.5	93.0	74.2	104.2
Non-interest expense to average assets	3.04	2.89	3.23	2.70	3.56
Average interest-bearing assets to interest-bearing liabilities	116.87	117.89	123.37	127.61	117.30
Dividend payout ratio	N/A	111.61	113.82	40.88	n/a
Regulatory Capital Ratios(7):
Equity to total assets	12.8%	13.1%	14.4%	18.6%	18.8%
Average equity to average assets	13.3	14.1	16.9	18.5	10.7
Total capital (bank only) to risk-weighted assets	12.3	13.0	13.9	18.9	20.0
Asset Quality Ratios:
Nonperforming assets to total assets	2.20%	0.80%	0.17%	0.11%	0.12%
Nonperforming loans to total loans	2.96	1.08	0.23	0.15	0.16
Allowance for loan losses to nonperforming loans	56.64	87.99	363.45	532.08	467.33
Allowance for loan losses to total loans	1.67	0.95	0.85	0.80	0.77
Share Data:
Book value per share — end of year	$13.89	$14.14	$14.40	$14.55	$14.18
Tangible book value per share — end of year	12.48	12.74	13.01	14.25	13.88
Market price at year end	9.86	10.68	13.26	15.85	13.35

(1)	Includes loans held for sale.

(2)	Net income (loss) divided by average total assets.

(3)	Net income (loss) divided by average total equity.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets for the year.

(6)	The efficiency ratio represents non-interest expense for the year less expenses related to the amortization of intangibles divided by the sum of net interest income (before loan loss provision) plus non-interest income (excluding net gains or losses on the sale or impairment of securities).

(7)	All capital ratios are as of the end of the year.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

General:  Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

Dividend:  On March 8, 2010 the Company announced that its Board of Directors had declared a cash dividend of $0.05 per common share. The dividend will be paid on or about April 1, 2010 to stockholders of record as of March 20, 2010.

Stock-based compensation:  In accordance with the Company’s 2006 Equity Incentive Plan, approved by shareholders on November 1, 2006, the Company’s Compensation Committee awarded 892,200 stock options with an exercise price of $16.03 per share and 346,500 shares of restricted stock with a grant date fair value of $16.03 per share to directors and certain employees on November 29, 2006. Additionally, the Compensation Committee awarded 22,500 stock options with an exercise price of $12.91 per share and 1,000 shares of restricted stock with a grant date fair value of $12.91 per share to certain employees on December 14, 2007. On March 4, 2008 the Compensation Committee awarded 63,860 stock options with an exercise price of $14.16 per share and 2,000 shares of restricted stock with a grant date fair value of $14.16 per share to certain employees. Lastly, the Compensation Committee awarded 20,050 shares of restricted stock with a grant date fair value of $9.68 per share to certain directors and employees on December 9, 2009.

The Stock Incentive Plan provides for total awards of 1,030,860 stock options and 412,344 shares of restricted stock, and there are 227,380 stock options and 54,354 shares of restricted stock available for future awards as of December 31, 2009. The shares of common stock underlying any awards that are forfeited, cancelled, reacquired by Legacy Bancorp or otherwise terminated (other than by exercise), shares that are tendered or withheld in payment of the exercise price of any award, and shares that are tendered or withheld for tax withholding obligations will be added back to the shares of common stock with respect to which new awards may be granted under the plan.

All stock options awarded to date are for a term of ten years and will vest over a period of five years. Upon a change in control (as defined in the plan) or the death or disability of the individual to whom options or shares were awarded, all options and restricted shares awarded immediately vest. Of the options awarded, 361,300 were incentive stock options and 617,260 were non-statutory options. Of the 978,560 options granted to date, 803,480 remain outstanding and 175,080 have been forfeited. Of the 803,480 options outstanding, 305,076 have vested as of December 31, 2009 while an additional 160,856 vested on January 1, 2010. For the year ended December 31, 2009, the Company recognized compensation cost on stock options of approximately $474,000. The Company is employing an accelerated method of expense recognition for options, whereby compensation cost is measured on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. The following table presents the fair value and related assumptions using the Black-Scholes Option Pricing Model for stock options granted:

	Options Granted in	Options Granted in	Options Granted in
	November 2006	December 2007	March 2008

Fair Value	$3.98	$2.85	$2.90
Risk-free interest rate	4.54%	3.88%	3.02%
Expected dividend yield	0.75%	1.24%	1.13%
Expected volatility	13.53%	15.90%	16.44%
Expected life	6.5 years	6.5 years	6.5 years

All of the restricted share awards granted vest over a five year period. Of the 369,550 shares awarded to date, 218,790 remain outstanding and 11,560 have been forfeited. As of December 31, 2009, 139,200 restricted share awards have vested while an additional 69,900 vested on January 1, 2010. For restricted stock awards, the cost recognized during the year ended December 31, 2009 amounted to approximately $843,000.

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

Our deposit pricing strategy is two fold. First, our relationship savings product is important to our deposit mix. It requires customers to maintain a checking account as part of the relationship, the goal being to create multiple relationships with our customers to aid both profitability and customer retention. The relationship savings product is structured and priced like a money market deposit or fund, except that it does not offer check writing. Relationship savings deposits amounted to $125.3 million as of December 31, 2009. Our experience with money market type deposit accounts has been that they become a long term, stable funding source at reasonable cost. The second component in our pricing strategy is to continuously offer a selection of special certificates of deposit with competitive interest rates.

Another challenge is being able to maintain sufficient asset size or scale to provide the marketing, technology, service and other support functions so that we will continue to be relevant and competitive. It is for these reasons that management emphasizes and monitors growth in terms of customers, customer households, customer relationships, assets, revenue per employee, and efficiency. We also know that to successfully grow, our employees must be extremely well trained and experienced. We regularly monitor training hours per employee, employee turnover and employee (and customer) satisfaction surveys. Periodically, we also engage a mystery shopping firm that sends representatives into each of our locations to experience and witness what the customer experiences and then provide us with constructive feedback.

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

As of December 31, 2005 a valuation allowance was established against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to The Legacy Banks Foundation as part of the conversion. The contribution carryforward expires in 2010, and the allowance amounted to $1.9 million as of December 31, 2009.

Deferred tax assets applicable to capital loss carryforwards of $5.4 million are recoverable only to the extent that capital gains can be realized during the carryforward period. Of the total capital loss carryforward, $970,000, $82,000 and $4.4 million expire in 2011, 2013 and 2014, respectively. The judgments applied by management consider the likelihood that capital gain income will be realized within the carryforward period in light of our tax planning strategies and changes in market conditions. As of December 31, 2009 a valuation allowance was established against deferred tax assets related to the uncertain utilization of the capital loss carryforward created primarily by the sale of the Company’s portfolio of private-label mortgage-backed securities in 2009. This capital loss carryforward expires in 2014, and the allowance amounted to $1.2 million as of December 31, 2009.

Other-Than-Temporary Impairment:  Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity, with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For debt securities, OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.

The Company investment in both the stock from the Federal Home Loan Bank (FHLB) as well as certain real estate partnerships is also evaluated for OTTI on a periodic basis. The fair value of FHLB stock is based upon the redemption value of the stock which equates to its carrying value. The value of the Bank’s investment in certain real estate partnerships is based on an analysis of the financial statements of the partnerships and underlying real estate projects.

Fair Values of Assets and Liabilities:  The Company groups its assets and liabilities that are measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Level 3 — Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In August 2009, the FASB issued guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles for measuring fair value, such as an income approach or market approach. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance was adopted on September 30, 2009 and did not have a significant impact on the Company’s consolidated financial statements. For a full discussion of the Company’s methods in determining fair value, see footnote No. 19 — Fair Value of Assets and Liabilities within Item 8: Financial Statements And Supporting Data.

Goodwill:  Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair value of goodwill is assessed at least annually. The impairment testing process considers a variety of factors including the current market price of our common shares, a review of recent bank and thrift sale transactions, the estimated fair value and net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. Impairment, if any, identified under this method is recognized in the period identified. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels. The Company performs an annual impairment testing as of June 30. The impairment testing as of June 30, 2009 and 2008 indicated that no impairment charge was required as of those dates and no events have occurred through December 31, 2009 that would require the reevaluation of impairment.

This discussion has highlighted those accounting policies that management considers to be critical; however all accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 1 to the consolidated financial statements to gain a better understanding of how our financial performance is measured and reported.

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

Total Assets:  Total assets increased by $1.6 million, or 0.2%, from $944.7 million at December 31, 2008 to $946.3 million at December 31, 2009. Increases in available for sale securities and cash and cash equivalents were generally offset by a decrease in the net loans, as described below.

Cash and Short-term Investments:  Overall, cash and short-term investments increased by $6.6 million, or 19.5%. Cash and correspondent bank balances decreased $2.0 million, or 14.8%, while short-term investments, comprised of federal funds sold, FHLB overnight deposits and short-term money market balances increased $8.5 million, or 41.9%, from $20.4 million at December 31, 2008 to $28.9 million at December 31, 2009. Quarter end cash and short-term investments can be influenced by the receipt of certain large balance money market funds which generally occurs on the final day of each calendar quarter.

Securities:  Our investment portfolio aggregated $184.7 million at December 31, 2009, an increase of $32.1 million, or 21.0%, from $152.6 million at December 31, 2008. Please refer to the “Investment Activities” section included in Item 1 for a detailed discussion of the securities portfolio.

Net Loans:  Net loans, excluding loans held for sale, as of December 31, 2009 were $652.6 million, a decrease of $42.6 million, or 6.1%, from a net loan balance of $695.3 million as of December 31, 2008. Although there was an overall decrease during 2009, the Bank did have loan growth in commercial real estate loans and home equity loans, which grew by $17.5 million and $6.5 million, respectively, in 2009. Please refer to the “Lending Activities” section included in Item 1 for a detailed discussion of the loan portfolio.

Deposits:  Deposits increased by $43.3 million, or 7.1%, to $651.4 million at December 31, 2009 from $608.1 million at December 31, 2008. In March 2009, the Bank closed on the acquisition of a single, full-service branch office located in Haydenville, Massachusetts, which resulted in the assumption of approximately $9.8 million of deposit liabilities. Although all deposit types have experienced growth in 2009, deposits increased primarily in certificates of deposit (CDs) which increased $19.5 million, or 7.2%, and in demand deposits, which increased $8.7 million, or 13.1%. CDs represent 44.4% of overall deposits at the end of 2009, the same as at the end of 2008. Please refer to the “Sources of Funds” section included in Item 1 for a detailed discussion of the Bank’s deposits.

Borrowed Funds:  The Company relies on borrowings from the Federal Home Loan Bank of Boston (FHLBB) as an additional funding source as liquidity needs dictate. The balance of these borrowings will fluctuate depending on the Bank’s ability to grow deposits as well as the amount of loan demand in the market. Advances from the FHLBB decreased by $37.6 million, or 19.0%, to $160.4 million at December 31, 2009 from a balance of $197.9 million at December 31, 2008 as the increase in overall deposits allowed the Bank to pay off high rate FHLBB borrowings as they matured during 2009. Please refer to the “Sources of Funds” section included in Item 1 for a detailed discussion of the Bank’s borrowings.

Stockholders’ Equity:  In 2009, stockholders’ equity decreased $2.8 million, or 2.2%, from $124.1 million at December 31, 2008 to $121.4 million at December 31, 2009. The decrease in equity due is due to the net loss of $7.8 million, the declaration of a dividend of $0.05 per share during each quarter of 2009, and the repurchase of 67,250 shares of common stock as part of the Stock Repurchase Plan announced in March 2009, which were offset by the amortization of unearned compensation and a decrease in the unrealized loss on available-for-sale investment securities.

Operating Results Overview

Legacy Bancorp, Inc. reported a net loss of $3.8 million, or $0.48 per diluted share for the quarter ended December 31, 2009, as compared to a net loss of $451,000, or $0.06 per diluted share in the fourth quarter of 2008. The Company reported a net loss of $7.8 million, or $0.98 per diluted share for the year ended December 31, 2009, a decrease of $9.2 million from net income of $1.4 million in 2008. The increase in net loss in the fourth quarter was primarily the result of higher net losses taken on the sale or writedown of investments, and an increase in the provision for loan losses. The year to date decrease is primarily a result of the charges taken on investments deemed to be other-than-temporarily-impaired (OTTI), increases in the net losses on the sales of securities and the provision for loan losses, and an increase in the Federal Deposit Insurance Corporation (FDIC) deposit insurance expense. The book value per share and tangible book value per share were $13.89 and $12.48, respectively, at December 31, 2009.

Net Interest Income:  Legacy Bancorp’s results of operations, or net income, are dependent largely on net interest income, which is the difference between the income earned on its loan and investment portfolios and interest expense incurred on its deposits and borrowed funds. Our net interest margin was 3.13% and 3.27% for the years ended December 31, 2009 and 2008, respectively. The overall interest rate environment and changes in interest rates have a direct impact on net interest income. We utilize a rigorous asset and liability management process to manage interest rate risk. We monitor the interest rate environment and set interest rates on our deposit and loan products to effectively manage interest rate risk. To this end, we are aided by a quarterly review of critical assumptions, modeling projections, back testing of the model’s previous projections against actual results, analysis of changes, opportunities and risks associated with changes in market interest rates, and liquidity analysis. For a more detailed description of our asset and liability management process, see Item 7a: Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk”.

Non-Interest Expense:  Legacy Bancorp’s non-interest expense consists primarily of compensation and employee benefits, office occupancy, technology, marketing, deposit insurance, general administrative expenses and income tax expense. We use the efficiency ratio (non-interest expense for the period minus expenses related to the amortization of intangible assets divided by the sum of net interest income before the loan loss provision, plus non-interest income, not including gains or losses on the sale or impairment of securities) and the expense ratio (non-interest expense to total average assets) as the primary measurements to monitor and control non-interest expense. For the year ended December 31, 2009, the efficiency and expense ratios were 84.9% and 3.04%, respectively. For the year ended December 31, 2008, the efficiency and expense ratios were 77.5% and 2.89%, respectively. The deterioration in the efficiency ratio was primarily a result of the decrease in net interest margin coupled with an increase in operating expenses. Operating expenses increased in 2009 primarily as a result of significantly higher FDIC deposit insurance expense, as well as higher operating expenses associated with three new branch offices opened or acquired in 2008 and 2009.

Net income:  Return on average assets (ROAA) is a primary measurement of net income relative to peer banks. In 2009, ROAA was significantly impacted by losses relating to sales and writedowns of certain investment securities as well as a significant increase in the provision for loan losses. In 2008, ROAA was also significantly impacted by charges related to decreases in the value of certain investment securities deemed to be other-than-temporarily impaired. For the years ended December 31, 2009 and 2008 the ROAA was (0.82)% and 0.16%, respectively. In addition to net interest income and non-interest expense, results of operations are also affected by fee income from banking and non-banking operations, provisions for loan losses, gains (losses) on sales of loans and securities available for sale, loan servicing income and other miscellaneous income.

Comparison of Operating Results for the Years Ended December 31, 2009 and 2008

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

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans — Net(1)	$675,661	$38,849	5.75%	$676,222	$41,944	6.20%	$614,567	$40,460	6.58%
Investment securities	181,642	6,958	3.83%	164,242	8,141	4.96%	163,860	8,261	5.04%
Short-term investments	19,165	11	0.06%	11,265	242	2.15%	13,558	636	4.69%

Total interest-earning assets	876,468	45,818	5.23%	851,729	50,327	5.91%	791,985	49,357	6.23%
Non-interest-earning assets	73,378			67,973			50,212

Total assets	$949,846			$919,702			$842,197

Interest-bearing liabilities:
Savings deposits	$50,724	$170	0.34%	$49,936	$203	0.41%	$46,986	206	0.44%
Relationship Savings	123,297	1,595	1.29%	121,990	2,557	2.10%	101,798	3,949	3.88%
Money market	65,602	684	1.04%	58,052	1,371	2.36%	53,523	1,961	3.66%
NOW accounts	43,527	173	0.40%	41,378	218	0.53%	35,333	230	0.65%
Certificates of deposits	282,730	8,449	2.99%	259,439	10,072	3.88%	240,571	11,500	4.78%

Total interest-bearing deposits	565,880	11,071	1.96%	530,795	14,421	2.72%	478,211	17,846	3.73%
Borrowed Funds	184,081	7,277	3.95%	191,708	8,044	4.20%	163,750	7,665	4.68%

Total interest-bearing liabilities	749,961	18,348	2.45%	722,503	22,465	3.11%	641,961	25,511	3.97%
Non-interest-bearing liabilities	74,007			67,643			58,024

Total liabilities	823,968			790,146			699,985
Equity	125,878			129,556			142,212

Total liabilities and equity	$949,846			$919,702			$842,197

Net interest income		$27,470			$27,862			$23,846

Net interest rate spread(2)			2.78%			2.80%			2.26%
Net interest-earning assets(3)	$126,507			$129,226			$150,024

Net interest margin(4)			3.13%			3.27%			3.01%
Average interest-earning assets to interest-bearing liabilities			116.87%			117.89%			123.37%

(1)	Includes loans held for sale.

(2)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the twelve months ended December 31, 2009, 2008 and 2007.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31, 2009 vs. 2008			Year Ended December 31, 2008 vs. 2007
	Increase		Total	Increase		Total
	(Decrease) Due to		Increase	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)

Interest-earning assets:
Loans — Net	$(35)	$(3,060)	$(3,095)	$3,496	$(2,012)	$1,484
Investment securities	1,028	(2,211)	(1,183)	20	(140)	(120)
Short-term investments	604	(835)	(231)	(94)	(300)	(394)

Total interest-earning assets	1,597	(6,106)	(4,509)	3,422	(2,452)	970

Interest-bearing liabilities:
Savings deposits	3	(36)	(33)	39	(42)	(3)
Relationship Savings	27	(989)	(962)	1,059	(2,451)	(1,392)
Money market	208	(895)	(687)	185	(775)	(590)
NOW accounts	12	(57)	(45)	156	(168)	(12)
Certificates of deposits	1,044	(2,667)	(1,623)	1,020	(2,448)	(1,428)

Total deposits	1,294	(4,644)	(3,350)	2,459	(5,884)	(3,425)
Borrowed Funds	(307)	(460)	(767)	950	(571)	379

Total interest-bearing liabilities	987	(5,104)	(4,117)	3,409	(6,455)	(3,046)

Change in net interest income	$610	$(1,002)	$(392)	$13	$4,003	$4,016

Net Loss:  Net loss for the year ended December 31, 2009 was $7.8 million, a decrease of $9.2 million from net income of $1.4 million in the prior year. The decrease is primarily a result of an increase in the loss on the net sales or writedowns of investment securities, an increase in the provision for loan loss expense and an increase in the Federal Deposit Insurance Corporation (FDIC) deposit insurance expense as described below.

Net Interest Income:  The tables above set forth the components of the Company’s net interest income, yields on interest earning assets and interest bearing liabilities, and the effect on net interest income arising from changes in volume and rate. Net interest income decreased from $27.9 million in 2008 to $27.5 million in 2009. The decrease of $392,000, or 1.4%, is due mainly to a decrease in the Company’s net interest margin from 3.27% in 2008 to 3.13% in 2009.

Interest Income:  Interest and dividend income decreased $4.5 million, or 9.0%, to $45.8 million for the year ended December 31, 2009 from $50.3 million for the year ended December 31, 2008. Changes in the interest rate environment contributed to a decrease in the average yield on loans from 6.20% for the year ended December 31, 2008 to 5.75% for the same period in 2009, while the overall yield on interest earning assets decreased from 5.91% to 5.23% for the 2008 and 2009 periods, respectively. These changes in overall yields had the effect of decreasing interest income by $6.1 million. This decrease was partially offset by a $24.7 million increase in average interest-earning assets, which had the effect of increasing interest income by $1.6 million. Net loans decreased on average by $561,000 between the two periods which was offset by an increase in the average balances of investment securities of $17.4 million.

Interest Expense:  Changes in interest rates also helped lower interest expense for the year ended December 31, 2009 by $4.1 million or 18.3% to $18.3 million compared to interest expense of $22.5 million for the year ended December 31, 2008. The effect of an increase in interest-bearing liabilities, which grew by an average of $27.5 million in 2009, was to increase interest expense by $987,000, while a decrease of 66 basis points in the average rates paid on interest-bearing liabilities decreased interest expense by $5.1 million.

Provision for Loan Losses:  The Bank records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb losses inherent in the loan portfolio. Refer to Item 1, “Business — Loan Quality” for additional information about the Bank’s methodology for establishing its allowance for loan losses. The Bank recorded $4.9 million and $1.5 million in loan loss provisions during the years ended December 31, 2009 and 2008, respectively, representing an increase of $3.4 million. This increase in 2009 was a reflection of the change in loan mix for the period, a continuous review and analysis of current market and economic conditions by management, as well as higher specific reserves established against certain loans in 2009. At December 31, 2009, the allowance for loan losses totaled $11.1 million, or 1.67% of the loan portfolio, compared to $6.6 million, or 0.95%, of total loans at December 31, 2008.

Non-interest Income:  Non-interest income for the year ended December 31, 2009 decreased $7.0 million to a net charge of $4.6 million as compared to income of $2.4 million in 2008. The primary cause of the decrease was an increase in the amount of net losses on the sales of securities or the writedown of certain investments deemed to be other-than-temporarily-impaired (OTTI). In 2009, the Company incurred $7.2 million of OTTI charges through earnings on certain bonds, equities and limited partnership investments as compared to OTTI charges of $3.6 million in 2008. Additionally, in the fourth quarter of 2009 the Bank incurred a net loss on the sale of securities in the amount of $3.3 million, with most of this loss coming from the disposal of the Bank’s remaining portfolio of private-label mortgage backed securities. In 2009, the Bank also had decreases in fees from customers and insurance and investment products, offset by an increase in the gain on sale of mortgages.

Non-interest Expense:  Non-interest expenses for the year ended December 31, 2009 increased by $2.2 million, or 8.5% as compared to the same period of 2008. New full-service denovo branches opened in July 2008 in Albany, New York and in January 2009 in Latham, New York, as well as the Haydenville branch office acquired in the first quarter of 2009 contributed to increases in occupancy and equipment, data processing, advertising and other general and administrative expenses. Additionally, changes in the deposit insurance assessment formula by the FDIC resulted in an expense of $1.5 million in 2009 as compared to $193,000 in 2008. The 2009 expense includes a special assessment of $423,000 during the second quarter.

Income Taxes:  The income tax benefit amounted to $3.1 million for the year ended December 31, 2009, a decrease of $3.8 million as compared to $776,000 of tax expense for the year ended December 31, 2008. The Company’s 2009 combined federal and state effective tax rate was 28.2% as compared to 35.0% for 2008. The Company’s 2009 effective income tax benefit associated with the net operating loss was partially offset in the fourth quarter by an increase of $1.4 million in the deferred tax asset valuation reserve associated with the Company’s charitable contribution and capital loss carryforwards.

Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007

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

Interest Expense:  Changes in interest rates also helped lower interest expense for the year ended December 31, 2008 by $3.0 million or 11.9% to $22.5 million compared to interest expense of $25.5 million for the year ended December 31, 2007. The effect of an increase in interest-bearing liabilities, which grew by an average of $80.5 million in 2008, was to increase interest expense by $3.4 million, while a decrease of 86 basis points in the average rates paid on interest-bearing liabilities decreased interest expense by $6.5 million. Both the changes in the yield curve and the banks liability pricing efforts resulted in the decrease in interest expense during the year.

Provision for Loan Losses:  The Bank records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb losses inherent in the loan portfolio. Refer to Item 1, “Business — Loan Quality” for additional information about the Bank’s methodology for establishing its allowance for loan losses. The Bank recorded $1.5 million and $1.1 million in loan loss provisions during the years ended December 31, 2008 and 2007, respectively, representing an increase of $414,000, or 39.4%. This increase was a reflection of both the difference in the amount and mix of loan growth for the respective periods, higher net charge-offs in 2008 and a continuous review and analysis of current market and economic conditions by management. At December 31, 2008, the allowance for loan losses totaled $6.6 million, or 0.95% of the loan portfolio, compared to $5.6 million, or 0.85%, of total loans at December 31, 2007.

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

Non-interest Expense:  Non-interest expenses for the year ended December 31, 2008 decreased by $603,000, or 2.2%. The December 2007 acquisition of five full service branch offices in eastern New York contributed to increases in occupancy and equipment, data processing, advertising and other general and administrative (G&A) expenses in 2008. Salary and benefit increases related to these offices were offset by decreases achieved from the reduction in workforce which occurred in the fourth quarter of 2007, resulting in a $1.5 million severance charge during that period. Salary and benefit expenses also benefited from a $1.4 million decrease in amortization expense related to the 2006 Equity Incentive Plan due primarily to the accelerated nature of the amortization. Conversely, other G&A expenses increased as a result of amortization expense of $653,000 related to the $3.2 million core deposit intangible acquired as part of the New York branch acquisition.

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

Strategies used by the Bank to manage the potential volatility of its earnings may include:

•	Emphasizing the origination and retention of adjustable-rate mortgage loans, variable rate commercial loans and variable rate home equity lines-of-credit;

•	Investing in securities with relatively short maturities and/or expected average lives;

•	lassifying nearly all of the investment portfolio as “available for sale” in order to provide for flexibility in liquidity management; and

•	Lengthening liabilities such as certificates of deposits and Federal Home Loan Bank of Boston borrowings when appropriate.

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

The table below sets forth, as of December 31, 2009, the estimated changes in the Bank’s net interest income that would result from the designated twelve-month changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit run-off, and should not be relied upon as indicative of actual results.

Percentage Change in
Estimated Net Interest
Income Over 12 Months as
Compared to Flat Rates

500 basis point flattening increase in rates	(4.0)%
200 basis point parallel increase in rates	(3.0)%
Flat interest rates	—
100 basis point parallel decrease in rates	0.3%

As indicated in the table above, the result of a 200 basis point parallel increase in interest rates is estimated to decrease net interest income by 3.0% over a 12-month horizon, when compared to the flat rate scenario. For a 500 basis point “flattening” increase in the level of interest rates (shorter term rates increasing at a greater level than longer term rates), net interest income is estimated to decrease by 4.0% over a 12-month horizon, when compared against the flat rate scenario. Inherent in these estimates is the assumption that certain transaction and savings account deposit rates would not increase while certain money market and relationship savings accounts would increase by 75 basis points for each 100 basis point increase in market interest rates. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.

The estimated change in net interest income from the flat rate scenario for a 100 basis point parallel decline in the level of interest rates is an increase of 0.3%, which assumes little, if any, decrease in savings and interest-bearing checking rates, and an average decrease of approximately 55 basis points (subject to certain rate “floors”) in money market and relationship savings rates, respectively, for each 100 basis point decrease in market interest rates. Given the level of market interest rates as of the end of 2009, the Bank did not measure the impact of a 200 basis point decline. Effectively, in the declining interest rate scenario, the rates on certain interest-earning assets and interest-bearing liabilities would decrease at relatively the same rate. This simulation also incorporates the assumption that shorter-term FHLBB borrowings at December 31, 2009 are replaced mainly with borrowings with maturities averaging 2.5 years.

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

In its management of interest rate risk, the Bank also relies on the analysis of its interest rate “gap,” which is the measure of the mismatch between the amount of Legacy’s interest-earning assets and interest-bearing liabilities that mature or reprice within specified timeframes. An asset-sensitive position (positive gap) exists when there are more rate-sensitive assets than rate-sensitive liabilities maturing or repricing within a particular time horizon, and generally signifies a favorable effect on net interest income during periods of rising interest rates and a negative effect during periods of falling interest rates. Conversely, a liability-sensitive position (negative gap) would generally indicate a negative effect on net interest income during periods of rising rates and a positive effect during periods of falling rates. Certain factors may serve to limit the usefulness of the measurement of the interest rate gap. For example, interest rates on certain assets and liabilities are discretionary and may change in advance of, or may lag behind, changes in market rates. The gap analysis does not give effect to changes Legacy may undertake to mitigate interest rate risk. Certain assets, such as adjustable-rate loans, have features that may restrict the magnitude of changes in interest rates both on a short-term basis and over the life of the assets. Further, in the event of changes in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in the gap analysis. Lastly, should interest rates increase, the ability of borrowers to service their debt may decrease.

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

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At December 31, 2009, cash and due from banks, short-term investments and debt securities maturing within one year totaled $48.5 million or 5.1% of total assets.

We also rely on outside borrowings from the Federal Home Loan Bank of Boston, as an additional funding source. Over the past several years, the Bank has expanded its use of Federal Home Loan Bank of Boston borrowings to fund growth in the loan portfolio and to assist in the management of its interest rate risk. Federal Home Loan Bank of Boston borrowings outstanding totaled $160.4 million as of December 31, 2009. On that date, we had the ability to borrow an additional $92.9 million from the Federal Home Loan Bank of Boston, $5 million of which is in the form of an Ideal Way line of credit. Please refer Note 10 to the consolidated financial statements in Item 8 for a detailed discussion of Federal Home Loan Bank Advances

The Bank intends to grow its overall loan assets. The cash flow required to fund those potential increases in loans will likely be provided primarily by increases in deposits, as we implement our strategy to expand our franchise geographically and to increase our deposit market share in the areas served by the Bank at present. To the extent that cash flow provided by our deposit-gathering efforts does not completely fund increases in assets, we will likely borrow funds from the FHLBB to provide the necessary cash flow. The capital necessary to support future growth in assets is anticipated to be provided by our capital resources in hand, augmented over time by increases from net income, net of dividends paid, if any.

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

Contractual Obligations:  The following tables present information indicating various contractual obligations and commitments of the Bank as of December 31, 2009 and the respective maturity dates:

	December 31, 2009
			More than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(Dollars in Thousands)

Federal Home Loan Bank of Boston advances	$160,352	$20,250	$34,500	$57,900	$47,702
Securities sold under agreements to repurchase	6,386	6,386	—	—	—
Operating leases	2,787	328	585	552	1,322

Total contractual obligations	$169,525	$26,964	$35,085	$58,452	$49,024

Loan Commitments :  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about Legacy Banks’ loan commitments outstanding as of December 31, 2009:

	December 31, 2009
			More than	More than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(Dollars in Thousands)

Commitments to grant loans(1)	$20,996	$20,996	$—	$—	$—
Commercial loan lines-of-credit	20,707	20,707	—	—	—
Unused portion of home equity loans(2)	64,110	1,225	6,735	17,061	39,089
Unused portion of construction loans(3)	12,600	12,600	—	—	—
Unused portion of overdraft	5,058	—	—	—	5,058
lines-of-credit(4)
Unused portion of personal	824	—	—	—	824
lines-of-credit(5)
Standby letters of credit(6)	3,448	3,448	—	—	—
Other commitments and contingencies(7)	6,514	—	6,514	—	—

Total loan and other commitments	$134,257	$58,976	$13,249	$17,061	$44,971

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of residential construction loans are available to the borrower for up to one year. Commercial construction loans maturities may be longer than one year.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.

(7)	Other commitments relate primarily to potential additional capital calls the Company is committed to contribute as part of its investment in certain real estate limited partnerships.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Legacy Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Legacy Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Legacy Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Legacy Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legacy Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Legacy Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Wolf & Company

Boston, Massachusetts
March 15, 2010

LEGACY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,	December 31,
	2009	2008

ASSETS
Cash and due from banks	$11,281	$13,245
Short-term investments	28,874	20,350

Cash and cash equivalents	40,155	33,595
Securities — available for sale	167,426	132,357
Securities — held to maturity	97	97
Restricted equity securities and other investments — at cost	17,193	20,185
Loans held for sale	706	—
Loans, net of allowance for loan losses of $11,089
in 2009 and $6,642 in 2008	652,628	695,264
Premises and equipment, net	19,568	19,770
Accrued interest receivable	3,306	3,633
Goodwill, net	9,730	9,687
Net deferred tax asset	10,202	10,023
Bank-owned life insurance	16,263	15,551
Foreclosed assets	1,195	—
Other assets	7,796	4,495

	$946,265	$944,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$75,232	$66,545
Interest-bearing	576,146	541,543

Total deposits	651,378	608,088
Securities sold under agreements to repurchase	6,386	5,238
Federal Home Loan Bank advances	160,352	197,898
Mortgagors’ escrow accounts	1,058	1,015
Accrued expenses and other liabilities	5,724	8,276

Total liabilities	824,898	820,515

Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred Stock ($.01 par value, 10,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized and 10,308,600 issued at December 31, 2009 and 2008; 8,734,712 outstanding at December 31, 2009 and 8,781,912 outstanding at December 31, 2008)	103	103
Additional paid-in-capital	102,788	102,475
Unearned compensation — ESOP	(7,322)	(8,055)
Unearned compensation — Equity incentive plan	(2,078)	(2,727)
Retained earnings	48,998	58,534
Accumulated other comprehensive income (loss)	711	(4,722)
Treasury stock, at cost (1,573,888 shares at December 31, 2009 and 1,526,688 shares at December 31, 2008)	(21,833)	(21,466)

Total stockholders’ equity	121,367	124,142

	$946,265	$944,657

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007

Interest and dividend income:
Loans	$38,849	$41,944	$40,460
Securities:
Taxable	6,201	6,964	7,193
Tax-Exempt	656	526	282
Dividends	101	651	786
Short-term investments	11	242	636

Total interest and dividend income	45,818	50,327	49,357

Interest expense:
Deposits	11,071	14,421	17,846
Federal Home Loan Bank advances	7,210	7,945	7,539
Other borrowed funds	67	99	126

Total interest expense	18,348	22,465	25,511

Net interest income	27,470	27,862	23,846
Provision for loan losses	4,883	1,465	1,051

Net interest income after provision for loan losses	22,587	26,397	22,795

Non-interest income:
Total other-than-temporary impairment losses on equity securities	(703)	(3,020)	—
Total other-than-temporary impairment losses on debt securities	(4,983)	(530)	—
Total other-than-temporary impairment losses on other investments	(3,813)		—
Portion of impairment losses on debt securities recognized in other comprehensive loss	2,264	—	—

Net impairment losses recognized in earnings	(7,235)	(3,550)	—
Customer service fees	2,870	3,202	3,059
Portfolio management fees	1,007	1,141	1,183
Income from bank-owned life insurance	710	714	500
Insurance, annuities and mutual fund fees	129	198	254
Net gain (loss) on sales of available-for-sale securities	(3,032)	356	510
Net gain on sales of loans	860	255	270
Miscellaneous	78	91	110

Total non-interest income (loss)	(4,613)	2,407	5,886

Non-interest expenses:
Salaries and employee benefits	13,754	14,027	16,812
Occupancy and equipment	3,921	3,625	2,924
Data processing	2,659	2,627	2,314
Professional fees	1,083	842	1,008
Advertising	1,405	1,121	884
Deposit insurance	1,491	214	102
Other general and administrative	4,519	4,128	3,143

Total non-interest expenses	28,832	26,584	27,187

Income (loss) before income taxes	(10,858)	2,220	1,494
Provision (benefit) for income taxes	(3,060)	776	249

Net income (loss)	$(7,798)	$1,444	$1,245

Earnings (loss) per share
Basic	$(0.98)	$0.18	$0.14
Diluted	$(0.98)	$0.18	$0.14
Weighted average shares outstanding
Basic	7,977,363	8,058,594	8,856,372
Diluted	7,977,363	8,082,498	8,873,180

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Dollars in thousands, except per share amounts)

							Accumulated
					Unearned		Other
			Additional	Unearned	Compensation —		Comprehensive		Total
	Common Stock		Paid-in	Compensation —	Equity	Retained	Income	Treasury	Stockholders’
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	(Loss)	Stock	Equity

Balance at December 31, 2006	10,308,600	$103	$106,094	$(9,519)	$(5,375)	$58,863	$(169)	$—	$149,997
Comprehensive income:
Net income	—	—	—	—	—	1,245	—	—	1,245
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	473	—	473
Amortization of benefit plan gains/losses and prior service costs	—	—	—	—	—	—	(34)	—	(34)

Total comprehensive income (loss)									1,684

Cash dividends declared ($0.16 per share)	—	—	—	—	—	(1,399)	—	—	(1,399)
Common stock repurchased — Restricted stock portion of 2006 Equity Incentive Plan (412,344 shares)	(65,844)	—	(5,579)	—	—	—	—	(1,080)	(6,659)
Common stock repurchased — 5% Stock Repurchase Program announced April 2007	(515,430)	—	—	—	—	—	—	(7,534)	(7,534)
Common stock repurchased — 5% Stock Repurchase
Program announced August 2007	(486,366)	—	—	—	—	—	—	(6,784)	(6,784)
Stock option expense	—	—	1,121	—	—	—	—	—	1,121
Restricted stock expense	—	—	—	—	1,863	—	—	—	1,863
Restricted stock granted	—	—	13	—	(13)	—	—	—	—
Release of ESOP stock	—	—	71	732	—	—	—	—	803

Balance at December 31, 2007	9,240,960	$103	$101,720	$(8,787)	$(3,525)	$58,709	$270	$(15,398)	$133,092
Comprehensive income (loss):
Net income	—	—	—	—	—	1,444	—	—	1,444
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(5,079)	—	(5,079)
Amortization of benefit plan gains/losses and prior service costs	—	—	—	—	—	—	87	—	87

Total comprehensive income (loss)									(3,548)

Cash dividends declared ($0.20 per share)	—	—	—	—	—	(1,612)	—	—	(1,612)
Common stock repurchased — 5% Stock Repurchase Program announced December 2007	(462,048)	—	—	—	—	—	—	(6,117)	(6,117)
Stock option expense	—	—	784	—	—	—	—	—	784
Restricted stock expense	—	—	—	—	840	—	—	—	840
Restricted stock granted	3,000	—	—	—	(42)	(7)	—	49	—
Release of ESOP stock	—	—	(29)	732	—	—	—	—	703

Balance at December 31, 2008	8,781,912	$103	$102,475	$(8,055)	$(2,727)	$58,534	$(4,722)	$(21,466)	$124,142
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(7,798)	—	—	(7,798)
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	5,296	—	5,296
Amortization of benefit plan gains/losses and prior service costs	—	—	—	—	—	—	137	—	137

Total comprehensive income (loss)									(2,365)

Cash dividends declared ($0.20 per share)	—	—	—	—	—	(1,603)	—	—	(1,603)
Common stock repurchased — 5% Stock Repurchase Program announced March 2009	(67,250)	—	—	—	—	—	—	(696)	(696)
Stock option expense	—	—	474	—	—	—	—	—	474
Restricted stock expense	—	—	—	—	843	—	—	—	843
Restricted stock granted	20,050	—	—	—	(194)	(135)	—	329	—
Release of ESOP stock	—	—	(161)	733	—	—	—	—	572

Balance at December 31, 2009	8,734,712	$103	$102,788	$(7,322)	$(2,078)	$48,998	$711	$(21,833)	$121,367

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net (loss) income	$(7,798)	$1,444	$1,245
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,883	1,465	1,051
Net amortization (accretion) of securities	721	(53)	(794)
Amortization of core deposit intangible	700	653	39
Depreciation and amortization expense	1,615	1,482	1,191
Loss on sales/impairment of securities, net	10,267	3,194	(510)
Gain on sales of loans, net	(860)	(255)	(270)
Loans originated for sale	(66,795)	(10,345)	(18,170)
Proceeds from sales of loans	66,949	23,730	18,045
Writedown of foreclosed assets	80	—	—
Share-based compensation expense	1,317	1,624	2,984
Deferred tax (benefit) provision	(3,637)	(1,237)	(1,348)
Employee Stock Ownership Plan expense	572	703	803
Net change in:
Bank-owned life insurance	(712)	(763)	(550)
Accrued interest receivable	327	(229)	148
Other assets	(3,716)	(1,235)	84
Accrued expenses and other liabilities	(2,320)	(110)	2,358

Net cash provided by operating activities	1,593	20,068	6,306

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	56,650	56,456	7,139
Maturities, prepayments and calls	71,920	43,166	115,003
Purchases	(162,155)	(108,919)	(92,431)
Purchase of Federal Home Loan Bank stock	—	(210)	(1,723)
Purchase of other investments	(895)	(2,587)	(1,908)
Maturities, prepayments and calls of other investments	74	25	40
Loan originations and purchases, net of principal payments	36,478	(55,835)	(75,313)
Purchases of bank-owned life insurance	—	—	(9,814)
Additions to premises and equipment	(939)	(2,386)	(3,245)
Net cash received in branch acquisition	9,031	—	64,819

Net cash provided (used) by investing activities	10,164	(70,290)	2,567

Cash flows from financing activities:
Net increase (decrease) in deposits	33,457	(2,359)	15,570
Net increase (decrease) in securities sold under agreements to repurchase	1,148	1,183	(1,520)
Repayment of Federal Home Loan Bank advances	(50,644)	(871,460)	(287,517)
Proceeds from Federal Home Loan Bank advances	13,098	901,976	327,461
Net increase (decrease) in mortgagors’ escrow accounts	43	(19)	90
Repurchase of common stock	(696)	(6,117)	(20,977)
Payment of dividends on common stock	(1,603)	(1,612)	(1,399)

Net cash provided (used) by financing activities	(5,197)	21,592	31,708

Net change in cash and cash equivalents	6,560	(28,630)	40,581
Cash and cash equivalents at beginning of period	33,595	62,225	21,644

Cash and cash equivalents at end of period	$40,155	$33,595	$62,225

Supplemental cash flow information:
Interest paid on deposits	$11,209	$14,453	$17,912
Interest paid on Federal Home Loan Bank advances	7,427	7,933	7,382
Interest paid on other borrowed funds	67	99	126
Income taxes paid	1,870	1,375	1,750
Non-cash activities:
Real estate acquired through foreclosure	1,275	—	—
Transfers from loans to loans held for sale	—	12,735	—

See accompanying notes to consolidated financial statements.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007
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

All significant intercompany balances and transactions have been eliminated in consolidation

Business

The Company provides a variety of financial services to individuals and businesses through its full service offices in western Massachusetts and eastern New York. Its primary deposit products are savings, checking and term certificate accounts and its primary lending products are consumer, residential and commercial mortgage loans. The Company also provides trust and investment management services through its portfolio management division, and offers insurance services through the Bank’s subsidiary, Legacy Insurance Services.

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

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of goodwill, other-than-temporary impairment of securities and the valuation of deferred tax assets.

Branch acquisitions

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

On March 13, 2009, the Bank acquired a community banking branch from The Bank of Western Massachusetts. In this acquisition, Legacy assumed approximately $9.8 million in deposits for a purchase premium of approximately $393,000. The purchase price allocation resulted in approximately $285,000 of core deposit intangibles, $43,000 of goodwill and $470,000 of property and equipment.

Significant group concentrations of credit risk

Most of the Company’s activities are with customers located within the Northeast region of the United States; specifically Western Massachusetts and Eastern New York. Note 4 discusses the types of securities that the Company invests in. Note 5 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer. Within the investment portfolio, the Company has a significant amount of corporate debt securities, including mortgage-backed securities, issued by companies in the financial services sector. Given the current market conditions, this sector has an enhanced level of credit risk.

Operating segments

Accounting Standards Codification (“ASC”) 280, Segment Reporting, establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. Generally, financial information is to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management evaluates the Company’s performance and allocates resources based on a single segment concept.

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

Fair value hierarchy

The Company groups its assets and liabilities that are measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Level 3 — Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity, with a decline in fair value below the amortized cost of the investment, to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For debt securities, OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.

Federal Home Loan Bank stock and other investments

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of December 31, 2009, no impairment has been recognized.

The Bank also has an investment in Savings Bank Life Insurance Company of Massachusetts (“SBLI”) stock. This stock is reported at cost which was the fair value at acquisition as determined by an appraisal performed by independent investment consultants retained by SBLI.

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

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by residential mortgage loans in western Massachusetts. The ability of the Company’s debtors to honor their loans is affected by the local economy and the local real estate market.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company generally does not separately identify individual consumer loans or residential mortgage loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

Foreclosed assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations, changes in the valuation allowance and any direct writedowns are included in net expenses from other real estate owned.

Premises and equipment

Land is carried at cost. Buildings, improvements and equipment are carried at cost, less accumulated depreciation and amortization computed primarily on the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

Goodwill and other intangible assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. Identified intangible assets that have a designated finite life are amortized over their useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

Bank-owned life insurancet

Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value. Changes in cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statement of operations and are not subject to income taxes.

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

Income taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company does not have any uncertain tax positions at December 31, 2009 and 2008 which require accrual or disclosure.

Income tax benefits related to stock compensation that is in excess of grant-date fair value, less any proceeds on exercise, are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock. Any income tax effects related to stock compensation that are less than grant-date fair value, less any proceeds on exercise, would be recognized as a reduction of additional paid in capital to the extent of previously recognized income tax benefits and then through income tax expense for the remaining amount.

Postretirement benefits other than pensions

The Company sponsors a master healthcare, dental and life insurance plan for a small group of current retirees. The cost of providing retiree healthcare and other postretirement benefits is recognized over the period the employee renders service to the Company.

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

Share-based compensation plans

The Company measures and recognizes compensation costs relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued. Share-based compensation is recognized over the period the employee is required to provide services for the award. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted.

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

Earnings per common share

Basic earnings per share is determined by dividing net income by the weighted-average number of net outstanding common shares for the period. The net outstanding common shares equals the gross number of common shares issued less the average unallocated shares of the Legacy Banks Employee Stock Ownership Plan (“ESOP”), the average number of treasury shares and the average number of unvested shares related to restricted stock awards. Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all potential common shares have been issued by the Company. Potential common shares to be issued would include those related to outstanding options and unvested stock awards determined using the treasury stock method. The 2009 earnings per share calculation excludes 803,480 options and 218,790 unvested shares of restricted stock for which the effect would have been antidilutive.

Earnings per common share have been computed based upon the following:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands except per share data)

Net income (loss) applicable to common stock	$(7,798)	$1,444	$1,245
Average number of shares issued	10,308,600	10,308,600	10,308,600
Less: average unallocated ESOP shares	(583,872)	(638,908)	(693,830)
Less: average treasury shares	(1,547,362)	(1,342,802)	(411,851)
Less: average unvested restricted stock awards	(200,003)	(268,296)	(346,547)

Average number of basic shares outstanding	7,977,363	8,058,594	8,856,372
Plus: dilutive unvested restricted stock awards	—	23,551	16,808
Plus: diluted stock option shares	—	353	—

Average number of diluted shares outstanding	7,977,363	8,082,498	8,873,180

Basic earnings (loss) per share	$(0.98)	$0.18	$0.14
Diluted earnings (loss) per share	$(0.98)	$0.18	$0.14

Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income (loss).

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
	2009	2008	2007

Securities
Net unrealized holding gains (losses) on available-for-sale (AFS) securities	$2,204	$(11,537)	$1,247
Reclassification adjustment for (gains) losses on sales of AFS securities	3,032	(356)	(510)
Reclassification adjustment for OTTI losses on AFS securities	5,686	3,550	—
Non-credit portion of OTTI on AFS securities	(2,264)	—	—

	8,658	(8,343)	737
Tax effect	(3,362)	3,264	(264)

Net-of-tax amount	5,296	(5,079)	473

Directors’ Fee Plan
Amortization of benefit plan gains/losses
and prior service costs	232	147	(57)
Tax effect	(95)	(60)	23

Net-of-tax amount	137	87	(34)

	$5,433	$(4,992)	$439

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	December 31,
	2009	2008

Securities
Net unrealized holding gains (losses) on available for sale securities	$1,736	$(6,922)
Tax effects	(664)	2,698

Net-of-tax amount	1,072	(4,224)

Directors’ Fee Plan
Unrecognized net actuarial loss and prior service costs	(611)	(843)
Tax effect	250	345

Net-of-tax amount	(361)	(498)

	$711	$(4,722)

The following amounts, included in accumulated other comprehensive loss at December 31, 2009, are expected to be recognized as components of net periodic pension costs for the year ended December 31, 2010:

Actuarial loss	$2
Prior service cost or credit	$145

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Recent accounting pronouncements

In June 2009, the FASB approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP). The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification was effective for the Company during its interim period ended September 30, 2009 and it did not have an impact on its financial condition or results of operations.

In December 2007, the FASB issued guidance that establishes principles and requirements for how the acquirer in a business combination recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree. This guidance further addresses how goodwill acquired or a gain from a bargain purchase is to be recognized and measured and determines what disclosures are needed to enable users of the financial statements to evaluate the effects of the business combination. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In June 2008, the FASB issued guidance that clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participation securities. The adoption of this guidance on January 1, 2009 did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. The statement was effective for periods ending after June 15, 2009, with earlier adoption permitted. Accordingly, the Company adopted this statement as of April 1, 2009 and the effect is disclosed in Note 19.

In April 2009, the FASB issued guidance that modifies the requirements for recognizing other-than-temporary-impairment on debt securities and significantly changes the impairment model for such securities. Under this guidance, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. This guidance also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. The Company adopted this guidance as of April 1, 2009 without a cumulative effect on previously reported retained earnings.

In April 2009, the FASB issued guidance that requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. This guidance is effective for periods ending after June 15, 2009, with earlier adoption permitted. Accordingly, the Company adopted this guidance as of June 30, 2009.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

In June 2009, the FASB issued guidance changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities. Specifically, this guidance eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also expands existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The Company will adopt this new guidance on January 1, 2010, as required. Management has not yet determined the impact adoption may have on the Company’s consolidated financial statements.

In August 2009, the FASB issued guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles for measuring fair value, such as an income approach or market approach. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance was adopted on September 30, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

2.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank of Boston. At December 31, 2009 and 2008 these reserve balances amounted to $1,000.

3.	SHORT-TERM INVESTMENTS

Short-term investments consist of the following:

	December 31,
	2009	2008

Federal funds sold	$21,119	$16,278
FHLB overnight deposits	7,755	4,072

	$28,874	$20,350

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

4.	SECURITIES

Securities and other investments consist of the following:

	December 31,
	2009	2008

Securities available for sale, at fair value	$167,426	$132,357
Securities held to maturity, at amortized cost	97	97
Other equity securities, at cost:
Federal Home Loan Bank of Boston stock	10,932	10,932
Savings Bank Life Insurance Company of Massachusetts stock	1,709	1,709
Non-marketable equity securities and other investments	4,552	7,544

	$184,716	$152,639

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale
Debt securities:
Government-sponsored enterprises (GSE)	$80,393	$138	$(555)	$79,976
Municipal	17,521	398	(44)	17,875
Corporate and other	1,321	30	—	1,351
GSE residential mortgage-backed	29,591	983	(71)	30,503
U.S. Government guaranteed residential mortgage-backed	33,625	248	(237)	33,636

Total debt securities	162,451	1,797	(907)	163,341
Marketable equity securities	3,239	889	(43)	4,085

Total securities available for sale	$165,690	$2,686	$(950)	$167,426

Securities Held to Maturity
Other bonds and obligations	$97	$—	$—	$97

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

4.	SECURITIES — (Continued)

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale
Debt securities:
Government-sponsored enterprises (GSE)	$36,459	$463	$(90)	$36,832
Municipal	15,876	176	(420)	15,632
Corporate and other	363	—	—	363
GSE residential mortgage-backed	51,679	921	(110)	52,490
Private label mortgage-backed	28,588	—	(7,092)	21,496

Total debt securities	132,965	1,560	(7,712)	126,813
Marketable equity securities	6,314	92	(862)	5,544

Total securities available for sale	$139,279	$1,652	$(8,574)	$132,357

Securities Held to Maturity
Other bonds and obligations	$97	$—	$—	$97

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2009 are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within 1 year	$8,324	$8,332	$—	$—
Over 1 year to 5 years	46,854	46,914	82	82
Over 5 years to 10 years	17,005	16,984	—	—
Over 10 years	27,052	26,972	15	15

Total bonds and obligations	99,235	99,202	97	97
Mortgage-backed	63,216	64,139	—	—

Total debt securities	$162,451	$163,341	$97	$97

For the years ended December 31, 2009, 2008 and 2007, proceeds from the sale and call of securities available for sale amounted to $103,765, $74,169 and $7,139 respectively. Gross gains of $2,019, $947 and $835, respectively, and gross losses of $5,068, $653 and $325, respectively, were realized on those sales. Gross gains on called securities were $29 and $62 in 2009 and 2008, respectively and gross losses on called securities in 2009 were $12. The tax benefit (provision) applicable to these net realized gains and losses amounted to $632, ($131) and ($209), respectively.

At December 31, 2009 and 2008, the Company has pledged securities with an amortized cost of $10,898 and $6,882 respectively, and a fair value of $10,914 and $6,934 respectively, to a commercial bank, as collateral for repurchase agreements, and for its treasury tax and loan account. At December 31, 2009 and 2008 the Company also has pledged securities with an amortized cost of $16,845 and $15,195 respectively, and a fair value of $17,199 and $14,933, respectively, to the Federal Reserve Bank as collateral for its borrowing line. Additionally, certain securities are pledged as collateral to the Federal Home Loan Bank of Boston as described in Note 10.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

4.	SECURITIES — (Continued)

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

December 31, 2009:
Debt securities:
Government-sponsored enterprises (GSE)	$555	$46,751	$—	$—
Municipal	2	818	42	2,472
GSE residential mortgage-backed	38	2,983	33	1,779
U.S. Government guaranteed residential mortgage-backed	237	19,171	—	—

Total debt securities	832	69,723	75	4,251
Marketable equity securities	35	472	8	226

Total temporarily impaired securities	$867	$70,195	$83	$4,477

December 31, 2008:
Debt securities:
Government-sponsored enterprises (GSE)	$90	$5,821	$—	$—
Municipal	354	6,078	66	2,551
GSE residential mortgage-backed	81	5,737	29	637
Private issue mortgage-backed	5,037	16,172	2,055	5,324

Total debt securities	5,562	33,808	2,150	8,512
Marketable equity securities	862	2,530	—	—

Total temporarily impaired securities	$6,424	$36,338	$2,150	$8,512

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2009, temporarily impaired debt and mortgage-backed securities have unrealized losses with aggregate depreciation of 1.2% from the Company’s amortized cost basis. The unrealized losses on the Company’s investment in U.S. government-sponsored enterprise (GSE) bonds, municipal obligations, GSE residential mortgage-backed securities and U.S. government guaranteed residential mortgage-backed securities were primarily caused by interest rate increases. These investments are guaranteed by the U.S. Government, an agency thereof or by the issuing municipal government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

At December 31, 2009, four marketable equity securities have unrealized losses with aggregate depreciation of 5.8% from the Company’s cost basis. Although some issuers may have shown declines in earnings as a result of the weakened economy, the Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the depreciation of value and has analyzed the issuer’s financial condition and financial performance as well as industry analysts’ reports. Based on that evaluation as well as the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

4.	SECURITIES — (Continued)

During 2009, the Company recorded other-than-temporary impairment charges related to certain debt and marketable equity securities in the amount of $2.7 million and $703, respectively. Additionally, the Company recorded other-than-temporary impairment charges of $3.8 million on certain investments in commercial real estate limited partnerships. These investments were adjusted to fair value based on an analysis of the financial statements of the partnerships and underlying real estate projects. During 2008, the Company recorded other-than-temporary impairment charges related to certain debt and marketable securities in the amount of $530 and $3.0 million, respectively.

5.	LOANS

A summary of the balances of loans follows:

	December 31,
	2009	2008

Mortgage loans on real estate:
Residential	$285,618	$344,235
Commercial	263,910	246,374
Home equity	69,625	63,138

	619,153	653,747

Other loans:
Commercial	31,373	34,242
Consumer and other	11,791	12,386

	43,164	46,628

Total loans	662,317	700,375
Net deferred loan costs	1,400	1,531
Allowance for loan losses	(11,089)	(6,642)

Loans, net	$652,628	$695,264

An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2009	2008	2007

Balance at beginning of year	$6,642	$5,568	$4,677
Provision for loan losses	4,883	1,465	1,051
Recoveries	129	188	58
Loans charged-off	(565)	(579)	(218)

Balance at end of year	$11,089	$6,642	$5,568

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

5.	LOANS — (Continued)

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
	2009	2008	2007

Impaired loans with no valuation allowance	$10,081	$5,771	$810
Impaired loans with a valuation allowance	22,202	4,611	1,982

Total impaired loans	$32,283	$10,382	$2,792

Valuation allowance allocated to impaired loans	$4,928	$966	$440

Average investment in impaired loans	$19,057	$7,808	$3,293

Interest income recognized on impaired loans on a cash basis	$107	$—	$—

Non-accrual loans	$19,578	$7,549	$1,532

There were no loans past-due ninety days or more and still accruing at December 31, 2009, 2008 and 2007.

The Company generally does not advance additional funds in connection with impaired loans. However, in 2009 the Company did advance an additional $185 to one loan considered impaired as part of a forbearance agreement with the borrower to allow the project to be more marketable.

The Company has sold loans in the secondary market and has retained the servicing responsibility and receives fees for the services provided. Loans sold and serviced for others amounted to $77,269 and $24,046 at December 31, 2009 and 2008, respectively.

6.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,		Estimated
	2009	2008	Useful Lives

Premises:
Land	$1,520	$1,414
Buildings and improvements	21,180	20,050	5-39 Years
Furniture and equipment	9,303	8,548	3-10 Years
Construction in process	250	828

	32,253	30,840
Accumulated depreciation and amortization	(12,685)	(11,070)

	$19,568	$19,770

Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 amounted to $1,615, $1,482 and $1,191, respectively.

Construction in process as of December 31, 2009 represented costs incurred in connection with leasehold improvements to a branch location in Pittsfield, Massachusetts which were completed in February 2010.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill in connection with the purchase of a financial institution in 1997. In 2007, the Company recorded goodwill in connection with the purchase of five branch offices located in Eastern New York State from First Niagara Bank. In 2009, the Company recorded goodwill in connection with the purchase of a single branch office located in Haydenville, Massachusetts from the Bank of Western Massachusetts. The Company performs an annual impairment testing as of June 30. The impairment testing as of June 30, 2009 and 2008 indicated that no impairment charge was required as of those dates and no events have occured through December 31, 2009 that would require the reevaluation of impairment. The activity in the balance for goodwill during the year is as follows:

	Year Ended December 31,
	2009	2008

Balance at beginning of the year	$9,687	$9,687
Acquired goodwill	43	—

Balance at end of year	$9,730	$9,687

Other intangible assets consist of core deposit intangible assets arising from the acquisition of branch offices in 2007 and 2009. These assets were initially measured at fair value and are being amortized on a straight line method over the estimated useful lives, which were determined to be 5 years.

	December 31,
	2009	2008

Gross carrying value	3,532	3,247
Accumulated amortization	(1,392)	(692)

	2,140	2,555

Estimated amortization expense is as follows:

Year Ending December 31,

2010	706
2011	706
2012	662
2013	57
2014	9

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

8.	DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2009	2008

Demand	$75,232	$66,545
Regular savings	49,883	46,946
Relationship savings	125,328	121,376
Money market deposits	63,077	60,174
NOW deposits	48,546	43,206

Total non-certificate accounts	362,066	338,247

Term certificates less than $100,000	174,284	162,739
Term certificates of $100,000 or more	115,028	107,102

Total certificate accounts	289,312	269,841

Total deposits	$651,378	$608,088

A summary of certificate accounts by maturity, is as follows:

	Amount
Maturing During the Year Ending December 31,	2009	2008

2009	$—	$171,540
2010	190,370	68,993
2011	46,558	23,135
2012	13,771	3,797
2013	30,258	2,354
2014	8,253	5
Therafter	102	17

	$289,312	$269,841

At December 31, 2009 and 2008, brokered certificates of deposit in the amount of $18,625 and $22,822, respectively, with a weighted average rate of 3.59% and 4.18%, respectively, are included in certificates of deposits.

9.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repurchase agreements”) are funds borrowed from customers on an overnight basis that are collateralized by securities. Securities sold under agreements to repurchase amounted to $6,386 and $5,238 at December 31, 2009 and 2008, respectively, mature on a daily basis and are secured by U.S. Government securities with a fair value of $10,158 and $6,386, respectively. The weighted average interest rate on these agreements was 1.08% and 2.03% at December 31, 2009 and 2008, respectively. The obligations to repurchase the securities sold are reflected as a liability in the consolidated balance sheets. The dollar amount of the securities underlying the agreements remains in the asset accounts. The securities pledged are registered in the Company’s name; however, the securities are held by the designated trustee of the broker. Upon maturity of the agreements, the identical securities pledged as collateral are returned to the Company.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

10.	FEDERAL HOME LOAN BANK ADVANCES

A summary of outstanding advances from the Federal Home Loan Bank of Boston, by maturity, is as follows at December 31, 2009 and 2008:

			Weighted Average
	Amount		Interest Rate
Maturing During the Year Ending December 31,	2009	2008	2009	2008

2009	$—	$37,532	—%	4.52%
2010	20,250	45,150	4.52	4.32
2011	7,500	12,500	3.46	3.59
2012	27,000	22,000	4.02	4.11
2013	32,700	17,500	3.45	3.79
2014	25,200	15,500	3.96	4.22
Thereafter	47,702	47,716	3.64	3.63

	$160,352	$197,898	3.81%	4.07%

Certain advances have early call provisions through 2018. The amount of callable advances by maturity date as of December 31, 2009 is as follows:

2010	$4,500
2011	—
2012	20,000
2013	2,000
2014	13,000
Thereafter	47,500

$87,000

The Company also has an Ideal Way line of credit at the Federal Home Loan Bank in an amount up to $5,000. There were no advances under this line of credit as of December 31, 2009 or 2008. All borrowings from the Federal Home Loan Bank of Boston are secured by a blanket lien on certain qualified collateral, defined principally as 90% of the carrying value of certain first mortgage loans on owner-occupied residential property, 50% of the carrying value of non-owner occupied first mortgage loans and home equity loans, and 90% of the market value of U.S. Government-sponsored enterprise obligations.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

11.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2009	2008	2007

Current tax provision:
Federal	$507	$1,709	$1,395
State	70	304	202

	577	2,013	1,597

Deferred tax benefit:
Federal	(4,249)	(1,154)	(950)
State	(797)	(208)	(438)

	(5,046)	(1,362)	(1,388)

Change in valuation reserve	1,409	125	40

Total provision (benefit)	$(3,060)	$776	$249

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2009	2008	2007

Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	4.4	2.9	(10.4)
Bank owned life insurance	2.2	(10.9)	(11.4)
Dividends received deduction	0.2	(2.6)	(3.4)
Change in valuation reserve	(13.0)	5.6	2.7
Tax-exempt income	1.6	(6.4)	(5.1)
Stock based compensation plan	(1.7)	7.8	7.9
Other, net	0.5	4.6	2.4

Effective tax rates	28.2%	35.0%	16.7%

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

11.	INCOME TAXES — (Continued)

The components of the net deferred tax asset are as follows:

	December 31,
	2009	2008

Deferred tax assets:
Federal	$12,615	$10,533
State	2,584	2,129

	15,199	12,662
Valuation reserve	(3,063)	(1,654)

	12,136	11,008

Deferred tax liabilities:
Federal	(1,549)	(763)
State	(385)	(222)

	(1,934)	(985)

Net deferred tax asset	$10,202	$10,023

The tax effects of each type of item that gives rise to deferred tax assets (liabilities) are as follows:

	December 31,
	2009	2008

Net unrealized loss (gain) on securities available for sale	$(664)	$2,698
Depreciation and amortization	64	66
Deferred income	(559)	(612)
Allowance for loan losses	4,429	2,653
Employee benefit plans	3,100	2,892
Capital loss carryforward	1,851	281
Charitable contribution carryforward	1,866	1,936
Projected benefit obligation — Directors fee plan	250	345
Impairment losses	2,829	1,530
Other	99	(112)
Valuation reserve	(3,063)	(1,654)

Net deferred tax asset	$10,202	$10,023

A summary of the change in the valuation reserve for deferred tax assets is as follows:

	December 31,
	2009	2008	2007

Balance at beginning of year	$1,654	$1,529	$1,489
Reserve for charitable contribution carryforward	201	125	40
Reserve for capital loss carryforward	1,208	—	—

Balance at end of year	$3,063	$1,654	$1,529

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

11.	INCOME TAXES — (Continued)

A federal income tax reserve of $830 was established in the fourth quarter of 2005 to reflect the uncertainty of fully utilizing a five-year charitable contribution carryforward of approximately $7,200. This reserve was increased by $201, $125 and $40 in 2009, 2008 and 2007, respectively to reflect greater uncertainty of full utilization. The cumulative reserve for the charitable contribution carryforward is $1,855 at December 31, 2009. The carryforward was created primarily by the contribution of 763,600 shares of the Company’s common stock to the Legacy Banks Foundation as part of the mutual to stock conversion in 2005. A federal income tax reserve of $1,208 was established in the fourth quarter of 2009 to reflect the uncertainty of fully utilizing a five-year capital loss carryforward of approximately $5,400. The carryforward was created primarily by the sale of the Company’s remaining portfolio of private-label mortgage-backed securities during 2009.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows at December 31, 2009 and 2008:

	December 31,
	2009	2008

Commitments to grant loans	$20,996	$17,474
Unused funds on commercial lines-of-credit	20,707	19,749
Unadvanced funds on home equity lines-of-credit	64,110	67,037
Unadvanced funds on construction loans	12,600	15,479
Commercial real estate partnership capital commitments	6,514	8,640
Standby letters-of-credit and other commitments	9,330	6,762

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

ASC 460 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. The Company considers standby letters of credit to be guarantees under ASC 460-10-05. The amount of the liability related to guarantees at December 31, 2009 and 2008 was not material.

Operating lease commitments

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2009, pertaining to banking premises and equipment, future minimum rent commitments are as follows:

Years Ending
December 31,	Amount

2010	$328
2011	294
2012	291
2013	280
2014	272
Thereafter	1,322

$2,787

Total rent expense for the years ended December 31, 2009, 2008 and 2007 amounted to $409, $388 and $256, respectively.

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of December 31, 2009 and 2008, the Bank met the capital adequacy requirements.

As of December 31, 2009 and 2008, Legacy Banks met the condition to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risked-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The capital ratios and requirements for the Bank follow:

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2009:
Total capital to risk weighted assets	$81,484	12.3%	$52,824	8.0%	$66,030	10.0%
Tier 1 capital to risk weighted assets	72,811	11.0	26,412	4.0	39,618	6.0
Tier 1 capital to average assets	72,811	8.0	36,232	4.0	45,290	5.0
December 31, 2008:
Total capital to risk weighted assets	$91,400	13.0%	$56,082	8.0%	$70,102	10.0%
Tier 1 capital to risk weighted assets	84,533	12.1	28,041	4.0	42,061	6.0
Tier 1 capital to average assets:	84,533	9.4	35,889	4.0	44,862	5.0

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

13.	MINIMUM REGULATORY CAPITAL REQUIREMENTS — (Continued)

A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

	12/31/2009	12/31/2008

Total stockholders’ equity per consolidated financial statements	$121,367	$124,142
Adjustments for Bank Tier 1 capital:
Holding company equity adjustment	(28,982)	(30,187)
Net unrealized (gains) losses on available for sale securities	(1,063)	3,090
Unrecognized net actuarial loss and prior service costs	361	498
Net unrealized losses on equity securities	—	(754)
Disallowed deferred tax assets	(6,951)	—
Disallowed goodwill and intangible assets and other adjustments	(11,921)	(12,256)

Total Bank Tier 1 capital	72,811	84,533
Adjustments for total capital:
Allowed unrealized (losses) gains on equity securities	380	—
Includable allowances for loan and commitment losses	8,293	6,867

Total Bank capital per regulatory reporting	$81,484	$91,400

The principal source of revenue for the Holding Company is dividends received from the Bank as well as interest from short-term investment securities. The Bank cannot pay any dividends that would cause it to have insufficient capital under regulatory guidelines.

14.	EMPLOYEE BENEFIT PLANS

Defined contribution plan

The Company has a 401(k) plan whereby each employee reaching the age of 21 and having completed three months of service, beginning with such employee’s date of hire, automatically becomes a participant in the plan. The plan provides for voluntary contributions by participating employees up to 75% of their compensation, subject to certain limitations. The Company matches up to 100% of the first 5% contributed by the employee after 1 year of service. Participants become fully vested in the Company paid portion after five years of service. Total defined contribution plan expense for the years ended December 31, 2009, 2008 and 2007 amounted to $375, $353, and $392 respectively.

Supplemental executive plans

The Bank adopted a Supplemental Executive Retirement Plan (SERP) in 2004 for the benefit of the Company’s Chief Executive Officer (CEO) and Chief Operating Officer (COO) which provides for monthly benefits upon retirement, subject to certain limitations as set forth in the Plan. The present value of these future benefits is accrued over the executives’ required service periods, and the expense for the years ended December 31, 2009, 2008 and 2007 amounted to $138, $419 and $539, respectively. On January 1, 2008 the COO retired and became fully vested in his SERP. The Company and the COO entered into a Separation Agreement and General Release dated as of November 5, 2007 pursuant to which the COO received cash severance equal to $138 on January 1, 2008 and a lump sum payout related to his SERP agreement equal to $951 in 2008.

As part of its investment in Bank-Owned Life Insurance (BOLI), the Bank has agreements in place with 20 current employees and directors by which the employee’s named beneficiary will receive a portion of the proceeds

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

14.	EMPLOYEE BENEFIT PLANS — (Continued)

from the policy in the event of the death of the employee. The named beneficiary will receive $100 if the employee dies while still employed by the Bank. Upon retirement from the Bank, the post-retirement benefit to the named beneficiary decreases to $5 until the employee’s 85th birthday, at which time the benefit is discontinued. This benefit is also discontinued if employment with the Bank is terminated for cause. The Bank is accruing the estimated liability related to these policies over a period of five years.

Employee Stock Ownership plan

As part of the mutual to stock conversion in 2005, the Bank established an Employee Stock Ownership (“ESOP”) Plan. The plan awards shares of the Company’s common stock to eligible employees primarily based on their compensation. The Company contributed funds to a subsidiary to enable it to grant a 15-year loan to the ESOP to enable it to purchase shares of the Company’s common stock in the open market following completion of the offering. The ESOP completed its open market purchases of 824,688 shares, or 8% of the 10,308,600 shares outstanding on that date. This plan is a tax-qualified retirement plan for the benefit of all eligible Company employees.

At December 31, 2009, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount

2010	582
2011	623
2012	664
2013	712
2014	761
Thereafter	4,672

$8,014

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. The fair value of unallocated shares was approximately $5.3 million and $6.5 million at December 31, 2009 and 2008, respectively.

Shares held by the ESOP include the following:

	December 31,
	2009	2008

Allocated	245,167	194,354
Unallocated	549,793	604,772

	794,960	799,126

Unallocated ESOP shares are not considered outstanding for calculating net income per common share. Unearned compensation attributable to such shares is reflected as a reduction in stockholders’ equity in the balance sheet. As ESOP shares are earned by participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. Total compensation expense recognized in connection with the ESOP for the year ended December 31, 2009, 2008 and 2007 was $572, $703,and $803, respectively.

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

Director fee continuation plan

The Company has established an unfunded director fee continuation plan which provides certain benefits to all eligible non-employee members of the boards of directors of the Company and Bank upon retirement. Information pertaining to the activity in the plan follows:

	December 31,
	2009	2008

Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,719	$1,539
Interest cost	99	92
Service cost	92	85
Actuarial gain	(68)	42
Benefits paid	(39)	(39)

Benefit obligation accrued at end of year	1,803	1,719

Accumulated benefit obligation	$1,697	$1,568

The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2009	2008

Discount rate	5.50%	5.75%
Rates of fee increase	5.00%	5.00%

The components of net periodic cost are as follows:

	Years Ended December 31,
	2009	2008	2007

Service Cost	$92	$85	$78
Interest Cost	99	92	78
Amortization of prior service cost	145	145	145
Actuarial loss	19	44	14

	$355	$366	$315

The assumptions used to determine net periodic cost are as follows:

	Years Ended December 31,
	2009	2008	2007

Discount rate	5.75%	6.00%	5.75%
Rates of fee increase	5.00%	5.00%	5.00%

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

15.	POSTRETIREMENT HEALTH AND LIFE INSURANCE BENEFITS

The Company provides certain health and dental care and life insurance benefits for certain retired employees. The components of net periodic postretirement costs follows:

	Years Ended
	December 31,
	2009	2008	2007

Interest cost on projected benefits	$38	$39	$36
Recognized net actuarial loss	7	5	—
Net amortization of transition obligation and prior service cost	(1)	(1)	(1)

	$44	$43	$35

The following table sets forth the components of the accrued postretirement benefit obligation recognized in the Company’s consolidated balance sheets:

	December 31,
	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$661	$656
Interest cost	38	39
Actuarial gain	66	29
Benefits paid	(66)	(63)

Benefit obligation at end of year	$699	$661

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was an average of 5% at December 31, 2009, 2008 and 2007. The assumed discount rate used in determining the accumulated postretirement benefit obligation was an average of 5.75% at December 31, 2009, 6.00% at December 31, 2008 and 5.75% at December 31, 2007, respectively. The health care cost trend rate assumption has an effect on the amount reported; as an example a 1% increase in health care costs would have the following effects:

	1% decrease	1% increase

Effect on total of service and interest cost components for 2009	$(2)	$3
Effect on the postretirement benefit obligation as of December 31, 2009	(41)	46

Estimated future benefit payments for the Plan year beginning January 1 are as follows:

2010	72
2011	70
2012	68
2013	67
2014	65
2015-2019	289

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

16.	EQUITY INCENTIVE PLAN

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

A summary of options under the Plan as of December 31, 2009, and changes during the year then ended, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual Term	Intrinsic
	Shares	Per Share	(in years)	Value

Outstanding at January 1, 2009	804,280	$15.80	8.1
Granted	—	—
Forfeited or expired	(800)	14.16

Outstanding at December 31, 2009	803,480	$15.80	7.1	$—

Exercisable at December 31, 2009	305,076	$15.91	7.1	$—

Share-based compensation expense applicable to the Plan was $474, $784 and $1,121 for the years ended December 31, 2009, 2008 and 2007, respectively. The recognized tax benefit related to this expense for these years was approximately $111, $191 and $317, respectively. As of December 31, 2009, unrecognized stock-based compensation expense related to nonvested options amounted to $409. This amount is expected to be recognized over a weighted average period of 1.4 years.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

16.	EQUITY INCENTIVE PLAN — (Continued)

Stock awards

Under the Company’s Employee Stock Award Plan, approved by the Company’s shareholders on November 1, 2006, the Company may grant stock awards to its directors, officers and employees for up to 412,344 shares of common stock. The stock awards vest at 20% per year. The fair market value of the stock allocations, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized using the straight-line method over the applicable vesting period. The Company recorded compensation cost related to stock awards of approximately $843, $840 and $1,863 for the years ended December 31, 2009, 2008 and 2007, respectively, and the recognized tax benefit related to this expense was approximately $337, $335 and $763, respectively.

A summary of the status of the Company’s nonvested stock awards is presented below for the year ended December 31, 2009:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Balance at beginning of year	268,640	$16.00
Granted	20,050	9.68
Vested	(69,900)	16.01
Forfeited	—	—

Balance at end of year	218,790	$15.42

As of December 31, 2009, there was approximately $1,878 of total unrecognized compensation cost related to nonvested stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years.

17.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to directors and executive officers and their affiliates. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. All loans to directors and executive officers of the Company and their affiliates are performing in accordance with the contractual terms of the loans as of December 31, 2009 and 2008.

An analysis of activity of such loans on an individual basis to directors and executive officers of the Company and their affiliates is as follows:

	Years Ended December 31,
	2009	2008

Balance at beginning of year	$2,807	$2,792
Additions/change in status	1,778	288
Repayments	(917)	(273)

Balance at end of year	$3,668	$2,807

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

18.	RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any time is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

At December 31, 2009, the Bank’s retained earnings available for the payment of dividends was approximately $52,686. Accordingly, $39,699 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2009. Funds available for loans or advances by the Bank to the Company amounted to approximately $5,269.

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

Securities available for sale — The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities. Securities measured at fair value in Level 2 are based on independent market-based prices received from a third-party pricing service who utilizes pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include debt and mortgage-backed securities issued by government-sponsored enterprises including Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Government National Mortgage Association (GNMA) bonds, municipal bonds and corporate and other securities. The Company does not have any securities measured at fair value in Level 3 as of December 31, 2009.

Federal Home Loan Bank stock — The fair value is based upon the redemption value of the stock which equates to its carrying value.

Restricted equity securities and other investments — The carrying value of restricted equity securities represents redemption value and, therefore, approximates fair value. The fair value of other non-marketable equity securities is estimated based on consideration of credit exposure. Investments measures at fair value in level three include the Bank’s investment in certain Real Estate Partnerships, the value of which are based on an analysis of the financial statements of the partnerships and underlying real estate projects.

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

19.	FAIR VALUE OF ASSETS AND LIABILITIES — (Continued)

Loans receivable — Fair values for certain mortgage loans (e.g., one-to-four family residential) are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans and consumer loans) are estimated using discounted cash flow analyses using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Non-performing loans are assumed to be carried at their current fair value.

Deposit liabilities — The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of certificates of deposit (CD) originated by the Company are valued using a replacement cost of funds approach and are discounted to a 12 district FHLB average curve. Fair values for brokered time deposits are also valued using a replacement cost of funds approach and are discounted to the brokered CD curve.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value

Assets
Debt securities:
Government-sponsored enterprises	—	79,976	—	79,976
Municipal bonds	—	17,875	—	17,875
Corporate bonds and other obligations	—	1,351	—	1,351
GSE residential mortgage-backed	—	30,503	—	30,503
U.S. Government guaranteed residential mortagage-backed	—	33,636	—	33,636
Common stock	4,085	—	—	4,085

Securities available for sale	4,085	163,341	—	167,426

Total assets	4,085	163,341	—	167,426

	December 31, 2008
	Level 1	Level 2	Level 3	Fair Value

Assets
Securities available for sale	$5,544	$104,954	$21,859	$132,357

Total assets	$5,544	$104,954	$21,859	$132,357

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

19.	FAIR VALUE OF ASSETS AND LIABILITIES — (Continued)

The table below presents, for the year ended December 31, 2009 and 2008, the changes in Level 3 assets that are measured at fair value on a recurring basis.

Assets
Securities
Available for Sale

Balance as of January 1, 2008	$—
Total realized/unrealized gains (losses) included in net income	(530)
Total unrealized gains (losses) included in other comprehensive income	(7,092)
Purchases, sales, issuances and settlements	—
Transfers in and/or out of Level 3	29,481

Balance as of December 31, 2008	$21,859
Total realized/unrealized gains (losses) included in net income	(2,719)
Total unrealized gains (losses) included in other comprehensive income	2,985
Purchases, sales, issuances and settlements	(22,125)
Transfers in and/or out of Level 3	—

Balance as of December 31, 2009	$—

Change in unrealized gains/(losses) relating to instruments still held at December 31, 2009	$—

Change in unrealized gains/(losses) relating to instruments still held at December 31, 2008	$(7,092)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company may also be required, from time to time, to measure certain other assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2009 and 2008. The loss represents the amount of write-down recorded during 2009 and 2008 on the assets at December 31, 2009 and 2008, respectively.

				Year Ended
				December 31, 2009
	December 31, 2009			Total
	Level 1	Level 2	Level 3	Gains/(Losses)

Assets
Impaired loans	$—	$—	$18,230	$(3,972)
Other investments	—	—	4,397	(3,813)
Foreclosed assets	—	—	1,195	(80)

Total assets	$—	$—	$23,822	$(7,865)

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

19.	FAIR VALUE OF ASSETS AND LIABILITIES — (Continued)

				Year Ended
				December 31, 2008
	December 31, 2008			Total
	Level 1	Level 2	Level 3	Gains/(Losses)

Assets
Impaired loans	$—	$4,611	$—	$(652)

Total assets	$—	$4,611	$—	$(652)

Certain impaired loans held for investment were written down to the fair value, less costs to sell, of the underlying collateral securing these loans resulting in a loss which was recognized in earnings through the provision for loan losses. The fair value of the collateral used by the Company represents that amount expected to be received from the sale of the property as determined by an independent, licensed or certified appraiser in accordance with Uniform Standards of Professional Appraisal Practice, using observable market data.

Other equity investments in certain real estate partnerships were deemed impaired and adjusted to fair value based on an analysis of the financial statements of the partnerships and underlying real estate projects.

Certain properties in foreclosed assets were adjusted to fair value based on appraisals that utilize prices in observed transactions involving similar assets. If necessary, these appraised values were adjusted by management to recognize unobservable inputs for specific characteristics of the properties.

Summary of Fair Value of Financial Instruments

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$40,155	$40,155	$33,595	$33,595
Securities available for sale	167,426	167,426	132,357	132,357
Securities held to maturity	97	97	97	97
Federal Home Loan Bank of Boston stock	10,932	10,932	10,932	10,932
Savings Bank Life Insurance stock	1,709	1,709	1,709	1,709
Other investments	4,552	4,552	7,544	7,544
Loans and loans held for sale	653,334	656,978	695,264	704,765
Accrued interest receivable	3,306	3,306	3,633	3,633
Financial liabilities:
Deposits	651,378	656,038	608,088	613,251
Repurchase agreements	6,386	6,386	5,238	5,237
FHLB advances	160,352	167,331	197,898	200,836
Mortgagors’ escrow accounts	1,058	1,058	1,015	1,015

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

20.	PARENT COMPANY-ONLY CONDENSED FINANCIAL STATEMENTS

The condensed year end financial statement information pertaining only to the parent, Legacy Bancorp, Inc., is as follows:

BALANCE SHEETS

	December 31,
	2009	2008

Cash and cash equilavents	$3,148	$4,534
Securities at fair value	18,258	16,733
Investment in common stock of Legacy Banks	92,384	93,955
Investment in common stock of LB Funding Corp.	7,006	7,782
Accrued interest receivable	117	125
Other assets	1,797	1,218

Total Assets	$122,710	$124,347

Deferred tax liability	$1,239	$92
Accrued expenses and other liabilties	104	113
Stockholder’s equity	121,367	124,142

Total Liabilities and Stockholders’ Equity	$122,710	$124,347

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007

Income:
Dividends from Legacy Banks	$—	$—	$4,000
Interest on securities	888	1,019	1,370
Interest on cash and short-term investments	2	96	252
Gain (loss) on sales of securities	(1,603)	41	—

Total Income	(713)	1,156	5,622
Operating expenses	1,052	1,022	1,024

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(1,765)	134	4,598
Income tax provision (benefit)	(66)	50	261

Income (loss) before equity in income (loss) of subsidiaries	(1,699)	84	4,337
Equity in undistributed income (loss) of Legacy Banks	(6,432)	1,005	(3,465)
Equity in undistributed income of LB Funding	333	355	373

Net income (loss)	$(7,798)	$1,444	$1,245

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

20.	PARENT COMPANY-ONLY CONDENSED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$(7,798)	$1,444	$1,245
Adjustments to reconcile net income (loss) to net cash
(used) provided by operating activities:
Net amortization (accretion) of securities	34	(67)	(472)
(Gain) loss on sales of securities, net	1,602	(41)	—
Equity in undistributed (income) loss of Legacy Banks	6,432	(1,005)	3,465
Equity in undistributed income of LB Funding Corp.	(333)	(355)	(373)
Share-based compensation expense	1,317	1,624	2,984
Deferred tax provision (benefit)	(611)	1,093	476
Net change in:
Accrued interest receivable	8	94	98
Other assets	(579)	(514)	(702)
Accrued expenses and other liabilities	1,138	56	46

Net cash (used) provided by operating activities:	1,210	2,329	6,767

Cash flows from investing activities:
Activities in available-for-sale securities:
Sales	8,466	12,028	—
Maturities, prepayments and calls	12,195	16,854	49,500
Purchases	(22,067)	(23,226)	(38,748)

Net cash provided (used) by investing activities:	(1,406)	5,656	10,752

Cash flows from financing activities:
Payment of dividends on common stock	(1,603)	(1,612)	(1,399)
Payment of loan from LB Funding	1,109	1,109	1,108
Repurchase of common stock	(696)	(6,117)	(20,977)
Other, net	—	—	416

Net cash used by financing activities:	(1,190)	(6,620)	(20,852)

Net change in cash and cash equivalents	(1,386)	1,365	(3,333)
Cash and cash equivalents at beginning of year	4,534	3,169	6,502

Cash and cash equivalents at end of year	$3,148	$4,534	$3,169

LEGACY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)

21.	QUARTERLY DATA (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2009 and 2008 are as follows:

	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest and dividend income	$10,930	$11,364	$11,587	$11,937	$12,493	$12,618	$12,466	$12,750
Interest expense	4,275	4,420	4,675	4,978	5,214	5,353	5,487	6,410

Net interest income	6,655	6,944	6,912	6,959	7,279	7,265	6,979	6,340
Provision for loan losses	2,548	101	1,506	728	890	4	346	225
Non-interest income	(2,313)	(2,204)	198	(294)	(705)	532	1,428	1,152
Non-interest expenses	7,135	6,970	7,650	7,077	6,339	6,835	6,746	6,664
Provision (benefit) for income taxes	(1,526)	(633)	(553)	(348)	(204)	394	401	186

Net income (loss)	$(3,815)	$(1,698)	$(1,493)	$(792)	$(451)	$564	$914	$417

Basic earnings (loss) per share	$(0.48)	$(0.21)	$(0.19)	$(0.10)	(0.06)	0.07	0.11	0.05
Diluted earnings (loss) per share	$(0.48)	$(0.21)	$(0.19)	$(0.10)	(0.06)	0.07	0.11	0.05

Results for all four quarters of 2009 were significantly impacted by charges related to the writedown of value of certain investment securities deemed to be other-than-temporarily impaired, as well as higher loan loss reserve and FDIC insurance expense. All quarters of 2009 were also impacted by the opening of a new branch office in Latham, NY in January and the acquisition of a full service branch location in Haydenville, MA in March. The fourth quarter of 2009 was also impacted by the loss on the sale of the remaining portfolio of non-agency mortgage-backed securities. Furthermore, the Company incurred additional tax expense in the fourth quarter of 2009 as a result of a reevaluation of the realizability of the deferred tax benefit resulting from the contribution of 763,600 shares of common stock to The Legacy Banks Foundation (the “Foundation”) in 2005, and the establishment of deferred tax valuation reserve against the amount of capital loss carryforwards.

Results for the fourth quarter of 2008 were significantly impacted by charges related to the writedown of value of certain investment securities deemed to be other-than-temporarily impaired. All quarters of 2008 were also impacted by the stock-based compensation expense on the 2006 Equity Incentive Plan, while quarters three and four were impacted by the opening of one new branch office. Furthermore, the Company incurred additional tax expense in the fourth quarter of 2008 as a result of a reevaluation of the realizability of the deferred tax benefit resulting from the contribution of 763,600 shares of common stock to The Legacy Banks Foundation (the “Foundation”) in 2005.

Quarterly data may not sum to annual data due to rounding.

22.	SUBSEQUENT EVENTS

On February 12, 2010, the Company announced that J. Williar Dunlaevy, age 64, will be transitioning from his position as CEO and President of the Bank and President of the Company, while remaining as Chairman of the Company and the Bank, and as CEO of the Company. The Company also announced the appointment of Patrick J. Sullivan, age 54, as Chief Executive Officer and President of the Bank and as President of the Company. In addition, Mr. Sullivan will be appointed as a Director of the Company and the Bank. Mr. Sullivans employment agreement, which is effective as of April 1, 2010, was filed by the Company on Form 8-K on March 4, 2010.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report dated March 15, 2010. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

Item 9b.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information concerning the executive officers and directors of the Company, the Company’s audit committee and the audit committee financial input, the information contained under the sections captioned “Proposal 1 — Election of Directors” in the Legacy Bancorp, Inc. Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference. The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. For information regarding the Company’s Code of Conduct, see “Exhibit 14 — Code of Ethics”.

Item 11.	Executive Compensation

The information contained under the sections captioned “Executive Compensation”, “Directors’ Compensation” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

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

(d) Equity Incentive Plan Information

The following table sets forth information, as of December 31, 2009, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company.

Number of Securities
		Weighted-	Remaining Available for
	Number of Securities	Average Exercise	Future Issuance Under
	to be Issued Upon	Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	the First Column)

Equity compensation plans approved by security holders	803,480	$15.81	227,380
Equity compensation plans not approved by security holders	—	—	—

Total	803,480	$15.81	227,380

Item 13.	Certain Relationships And Related Transactions, and Director Independence

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

Financial statements are filed as part of this Annual Report on Form 10-K. See Pert II, Item 8. “Financial Statements and Supplemental Data”

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/  J.  Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of
the Board

Date: March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons behalf of the registrant and in the capacities and on the dates indicated.

LEGACY BANCORP, INC.

/s/  J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: March 15, 2010

/s/  Paul H. Bruce
Paul H. Bruce
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 15, 2010

/s/  Eugene A. Dellea
Eugene A,. Dellea
Director

Date: March 15, 2010

/s/  David L. Klausmeyer
David L. Klausmeyer
Director

Date: March 15, 2010

/s/  Gary A. Lopenzina
Gary A. Lopenzina
Director

Date: March 15, 2010

/s/  Anne W. Pasko
Anne W. Pasko
Director

Date: March 15, 2010

/s/  Robert B. Trask
Robert B. Trask
Director

Date: March 15, 2010

/s/  Dorothy B. Winsor
Dorothy B. Winsor
Director

Date: March 15, 2010

INDEX TO EXHIBITS

2.1		Amended and Restated Plan of Conversion(1)
3.1		Certificate of Incorporation of Legacy Bancorp, Inc.(1)
3.2		Bylaws of Legacy Bancorp, Inc. (as amended)(1)
10.1		Legacy Banks ESOP Trust Agreement(2)
10.2		ESOP Plan Document(2)
10.3		ESOP Loan Documents(2)
10	.4.1	Employment Agreement between Legacy Banks and J. Williar Dunlaevy(2)
10	.4.2	Employment Agreement between Legacy Banks and Michael A. Christopher(2)
10	.4.3	Employment Agreement between Legacy Banks and Steven F. Pierce(2)
10	.4.4	Employment Agreement between Legacy Banks and Stephen M. Conley(2)
10	.4.5	Employment Agreement between Legacy Banks and Richard M. Sullivan(2)
10	.5.1	Employment Agreement between Legacy Bancorp, Inc. and J. Williar Dunlaevy(2)
10	.5.2	Employment Agreement between Legacy Bancorp, Inc. and Michael A. Christopher(2)
10	.5.3	Employment Agreement between Legacy Bancorp, Inc. and Steven F. Pierce(2)
10	.5.4	Employment Agreement between Legacy Bancorp, Inc. and Stephen M. Conley(2)
10	.5.5	Employment Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan(2)
10	.5.6	Separation Agreement and General Release dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher(3)
10	.5.7	Separation Agreement and General Release dated as of December 21, 2007 between Legacy Bancorp, Inc., Legacy Banks and Stephen M. Conley(4)
10	.5.8	Consulting Agreement dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher(3)
10	.5.9	Purchase Agreement by and between First Niagara Bank and Legacy Banks dated as of July 25, 2007(5)
10	.5.10	Change In Control Agreement between Legacy Bancorp, Inc. and Paul H. Bruce(6)
10	.5.11	Change In Control Agreement between Legacy Bancorp, Inc. and Kimberly A. Mathews(6)
10	.5.12	Purchase Agreement by and between The Bank of Western Massachusetts and Legacy Banks dated as of December 15, 2008(7)
10	.5.13	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and J. Williar Dunlaevy(8)
10	.5.14	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and Steven F. Pierce(8)
10	.5.15	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and Richard M. Sullivan(8)
10	.5.16	Amended and Restated Supplemental Executive Retirement Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and J. Williar Dunlaevy(8)
10	.5.17	Employment Agreement effective as of April 1, 2010 by and between Legacy Bancorp, Inc., Legacy Banks and Patrick J. Sullivan(9)
10.11		2007 Equity Incentive Plan(3)
11.0		Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”
14.0		Code of Ethics
21.0		List of all subsidiaries of the Registrant
23.0		Consent of Independent Registered Public Accounting Firm
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of Paul H. Bruce
32		Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Registrants Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 filed October 27, 2005.

(2)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 5, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 21, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 25, 2007.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed October 30, 2008.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 16, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 25, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed March 4, 2010.