Form 10-Q
period 2010-03-31
Legacy Bancorp, Inc.
filed 2010-05-07
CIK 1332199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO ______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).     Yes   ☐    No   ☑
The number of shares of Common Stock outstanding as of May 6, 2010 was 8,704,312.

LEGACY BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$14,073	$11,281
Short-term investments	24,470	28,874

Cash and cash equivalents	38,543	40,155
Securities — Available for sale	180,195	167,426
Securities — Held to maturity	97	97
Restricted equity securities and other investments — at cost	17,090	17,193
Loans held for sale	1,018	706
Loans, net of allowance for loan losses of $8,099 in 2010 and $11,089 in 2009	639,560	652,628
Premises and equipment, net	19,654	19,568
Accrued interest receivable	3,191	3,306
Goodwill, net	9,730	9,730
Net deferred tax asset	8,810	10,202
Bank-owned life insurance	16,419	16,263
Foreclosed assets	1,781	1,195
Other assets	10,136	7,796

	$946,224	$946,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$68,491	$75,232
Interest-bearing	592,753	576,146

Total deposits	661,244	651,378
Securities sold under agreements to repurchase	6,165	6,386
Federal Home Loan Bank advances	150,349	160,352
Mortgagors’ escrow accounts	1,095	1,058
Accrued expenses and other liabilities	7,047	5,724

Total liabilities	825,900	824,898

Commitments and contingencies

Stockholders’ Equity
Preferred Stock ($.01 par value, 10,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized and 10,308,600 issued at March 31, 2010 and December 31, 2009; 8,719,512 outstanding at March 31, 2010 and 8,734,712 outstanding at December 31, 2009)	103	103
Additional paid-in-capital	102,857	102,788
Unearned Compensation — ESOP	(7,139)	(7,322)
Unearned Compensation — Equity Incentive Plan	(1,858)	(2,078)
Retained earnings	47,295	48,998
Accumulated other comprehensive income	1,044	711
Treasury stock, at cost (1,589,088 shares at March 31, 2010 and 1,573,888 shares at December 31, 2009)	(21,978)	(21,833)

Total stockholders’ equity	120,324	121,367

	$946,224	$946,265

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Interest and dividend income:
Loans	$9,296	$10,033
Securities:
Taxable	1,185	1,746
Tax-Exempt	167	154
Short-term investments	6	4

Total interest and dividend income	10,654	11,937

Interest expense:
Deposits	2,439	3,005
Federal Home Loan Bank advances	1,449	1,954
Other borrowed funds	10	19

Total interest expense	3,898	4,978

Net interest income	6,756	6,959
Provision for loan losses	2,421	728

Net interest income after provision for loan losses	4,335	6,231

Non-interest income:
Customer service fees	722	680
Portfolio management fees	280	221
Income from bank owned life insurance	154	172
Insurance, annuities and mutual fund fees	20	22
Gain (loss) on sales of securities, net	101	(19)
Impairment losses on securities, net	(299)	(1,581)
Gain on sales of loans, net	60	199
Miscellaneous	11	12

Total non-interest income	1,049	(294)

Non-interest expenses:
Salaries and employee benefits	3,475	3,444
Occupancy and equipment	991	1,049
Data processing	694	664
Professional fees	323	245
Advertising	319	326
FDIC deposit insurance	269	250
Other general and administrative	1,102	1,099

Total non-interest expenses	7,173	7,077

Income (loss) before income taxes	(1,789)	(1,140)
Provision (benefit) for income taxes	(545)	(348)

Net income (loss)	$(1,244)	$(792)

Earnings (loss) per share
Basic	$(0.15)	$(0.10)
Diluted	$(0.15)	$(0.10)

Weighted average shares outstanding
Basic	8,028,621	7,977,953
Diluted	8,028,621	7,977,953
See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Dollars in thousands, except per share amounts)
(Unaudited)

					Unearned		Accumulated
			Additional	Unearned	Compensation —		Other		Total
	Common Stock		Paid-in	Compensation —	Equity	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2008	8,781,912	$103	$102,475	$(8,055)	$(2,727)	$58,534	$(4,722)	$(21,466)	$124,142

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(792)	—	—	(792)
Net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	706	—	706

Total comprehensive income (loss)									(86)

Cash dividends declared ($0.05 per share)	—	—	—	—	—	(403)	—	—	(403)
Stock option expense	—	—	118	—	—	—	—	—	118
Restricted stock expense	—	—	—	—	210	—	—	—	210
Common stock held by ESOP committed to be released (13,745 shares)	—	—	(52)	183	—	—	—	—	131

Balance at March 31, 2009	8,781,912	$103	$102,541	$(7,872)	$(2,517)	$57,339	$(4,016)	$(21,466)	$124,112

Balance at December 31, 2009	8,734,712	$103	$102,788	$(7,322)	$(2,078)	$48,998	$711	$(21,833)	$121,367

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(1,244)	—	—	(1,244)
Net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	333	—	333

Total comprehensive income (loss)									(911)

Cash dividends declared ($0.05 per share)	—	—	—	—	—	(408)	—	—	(408)
Common stock repurchased — 5% stock repurchase Program announced March 2009	(15,200)	—	—	—	—	—	—	(145)	(145)
Stock option expense	—	—	69	—	—	—	—	—	69
Restricted stock expense	—	—	—	—	220	—	—	—	220
Common stock held by ESOP committed to be released (13,745 shares)	—	—	—	183	—	(51)	—	—	132

Balance at March 31, 2010	8,719,512	$103	$102,857	$(7,139)	$(1,858)	$47,295	$1,044	$(21,978)	$120,324

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(1,244)	$(792)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for loan losses	2,421	728
Net amortization of securities	205	43
Amortization of core deposit intangible	177	168
Depreciation and amortization expense	395	399
Loss on sales/impairment of securities, net	198	1,600
Loss on sales of foreclosed real estate, net	75	—
Gain on sales of loans, net	(60)	(199)
Loans originated for sale	(5,667)	(15,148)
Proceeds from sales of loans	5,415	14,252
Share-based compensation expense	289	328
Deferred tax provision (benefit)	1,195	(433)
Employee Stock Ownership Plan expense	132	131
Net change in:
Bank-owned life insurance	(156)	(173)
Accrued interest receivable	115	168
Other assets	(2,517)	(2)
Accrued expenses and other liabilities	1,323	(1,654)

Net cash provided (used) by operating activities	2,296	(584)

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	2,141	20,607
Maturities, prepayments and calls	28,010	12,919
Purchases	(42,494)	(56,405)
Purchase of other investments	(196)	(470)
Loan originations and purchases, net of principal payments	9,986	2,781
Additions to premises and equipment	(481)	(344)
Net cash received in branch acquisition	—	9,031

Net cash provided (used) by investing activities	(3,034)	(11,881)

(continued)
See accompanying notes to consolidated financial statements.

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Three months ended March 31,
	2010	2009
	(Unaudited)
Cash flows from financing activities:
Net increase in deposits	9,866	25,753
Net increase in securities sold under agreements to repurchase	(221)	(24)
Repayment of Federal Home Loan Bank advances	(13,021)	(10,501)
Proceeds from Federal Home Loan Bank advances	3,018	—
Net increase in mortgagors’ escrow accounts	37	61
Repurchase of common stock	(145)	—
Payment of dividends on common stock	(408)	(403)

Net cash provided (used) by financing activities	(874)	14,886

Net change in cash and cash equivalents	(1,612)	2,421

Cash and cash equivalents at beginning of period	40,155	33,595

Cash and cash equivalents at end of period	$38,543	$36,016

Supplemental cash flow information:
Interest paid on deposits	$2,497	$4,632
Interest paid on Federal Home Loan Bank advances	1,433	1,905
Interest paid on other borrowed funds	10	19
Income taxes paid	100	1,350
Non-cash activities:
Real estate acquired through foreclosure	708	—
See accompanying notes to consolidated financial statements.

LEGACY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Legacy Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, LB Funding Corporation and Legacy Banks (the “Bank”). The accounts of the Bank include all of its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. The results shown for the interim period ended March 31, 2010 are not necessarily indicative of the results to be obtained for the year ending December 31, 2010. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 2009.
2. Recent Accounting Pronouncements
In June 2009, the FASB issued guidance changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities. Specifically, this guidance eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also expands existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The Company adopted this new guidance on January 1, 2010, as required, and it did not have any impact on the Company’s consolidated financial statements.
In March 2010, the FASB issued ASU No. 2010-09 amending FASB ASC Topic 855 to exclude SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated. It further modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. The Company has complied with ASU No. 2010-09.
In January 2010, the FASB issued ASU No. 2010-06- Fair Value Measurements and Disclosures amending Topic 820. The ASU provides for additional disclosures of transfers between assets and liabilities valued under Level 1 and 2 inputs as well as additional disclosures regarding those assets and liabilities valued under Level 3 inputs. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for those provisions addressing Level 3 fair value measurements which provisions are effective for fiscal years, and periods therein, beginning after December 15, 2010. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.
3. Earnings Per Share
Basic earnings per share is determined by dividing net income by the weighted-average number of net outstanding shares of common stock for the period. The net outstanding shares of common stock equals the gross number of shares of common stock issued less the average unallocated shares of the Legacy Banks Employee Stock Ownership Plan (“ESOP”), the average number of treasury shares and the average number of unvested shares related to restricted stock awards. Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all potential common shares have been issued by the Company. Potential common shares to be issued would include those related to outstanding options and unvested stock awards. The diluted earnings per share calculation for the three months ended March 31, 2010 excludes 803,480 of stock options and 148,890 unvested shares of restricted stock whose effect would have been antidilutive. Earnings per share have been computed as follows:

	Three Months Ended March 31,
	2010	2009

Net (loss) income applicable to common stock (000’s)	$(1,244)	$(792)

Average number of shares issued	10,308,600	10,308,600
Less: average unallocated ESOP shares	(549,640)	(604,619)
Less: average treasury shares	(1,581,449)	(1,526,688)
Less: average unvested restricted stock awards	(148,890)	(199,340)

Average number of basic shares outstanding	8,028,621	7,977,953

Plus: dilutive unvested restricted stock awards	—	—
Plus: diluted stock option shares	—	—

Average number of diluted shares outstanding	8,028,621	7,977,953

Basic earnings (loss) per share	$(0.15)	$(0.10)
Diluted earnings (loss) per share	$(0.15)	$(0.10)
4. Comprehensive Income (Loss)
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income.
The components of other comprehensive income (loss) and related tax effects for available-for-sale securities follows:

	Three Months Ended March 31,
	2010	2009
Securities
Net unrealized holding gains (losses) on available for sale (AFS) securities	$631	$(104)
Reclassification adjustment for (gains) losses on sales of AFS securities	(101)	19
Reclassification adjustment for OTTI losses on AFS securities	—	1,143

	530	1,058
Tax effect	(197)	(352)

Net-of-tax amount	$333	$706

The components of accumulated other comprehensive income (loss) included in stockholder’s equity are as follows:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Securities
Net unrealized holding gains (losses) on available for sale securities	$2,266	$1,736
Tax effects	(861)	(664)

Net-of-tax amount	1,405	1,072

Directors’ Fee Plan
Unrecognized net actuarial loss and prior service costs	(611)	(611)
Tax effect	250	250

Net-of-tax amount	(361)	(361)

	$1,044	$711

5. Dividends
On March 8, 2010, the Company declared a cash dividend of $0.05 per share of common stock which was paid on April 1, 2010 to shareholders of record as of the close of business on March 20, 2010.
6. Commitments and Other Contingencies
Outstanding loan commitments and other contingencies totaled $128.9 million at March 31, 2010, compared to $134.3 million as of December 31, 2009. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity and other lines of credit, unadvanced funds on construction loans and commercial real estate partnership capital commitments.
The Company provides certain health and dental care and life insurance benefits for current retired employees. The total expense recognized in connection with these post-retirement benefits for the three month period ended March 31, 2010 was $3,000.
7. Securities
The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
Debt securities:
Government-sponsored enterprises (GSE)	$91,117	$277	$(161)	$91,233
Municipal	17,034	402	(77)	17,359
Corporate and other	1,318	29	—	1,347
GSE residential mortgage-backed	27,869	998	(59)	28,808
U.S. Government guaranteed residential mortgage-backed	37,471	331	(175)	37,627

Total debt securities	174,809	2,037	(472)	176,374

Marketable equity securities	3,120	744	(43)	3,821

Total securities available for sale	$177,929	$2,781	$(515)	$180,195

Securities Held to Maturity
Other bonds and obligations	$97	$—	$—	$97

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
Debt securities:
Government-sponsored enterprises (GSE)	$80,393	$138	$(555)	$79,976
Municipal	17,521	398	(44)	17,875
Corporate and other	1,321	30	—	1,351
GSE residential mortgage-backed	29,591	983	(71)	30,503
U.S. Government guaranteed residential mortgage-backed	33,625	248	(237)	33,636

Total debt securities	162,451	1,797	(907)	163,341

Marketable equity securities	3,239	889	(43)	4,085

Total securities available for sale	$165,690	$2,686	$(950)	$167,426

Securities Held to Maturity
Other bonds and obligations	$97	$—	$—	$97

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2010 is as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within 1 year	$7,590	$7,603	$—	$—
Over 1 year to 5 years	53,900	54,069	82	82
Over 5 years to 10 years	25,516	25,660	—	—
Over 10 years	22,463	22,607	15	15

Total bonds and obligations	109,469	109,939	97	97

Mortgage-backed	65,340	66,435	—	—

Total debt securities	$174,809	$176,374	$97	$97

For the three months ended March 31, 2010 and 2009, proceeds from the sale and call of securities available for sale amounted to $8.2 million and $25.3 million respectively. Gross gains of $193,000 and $6,500, respectively, and gross losses of $92,000 and $25,000, respectively, were realized on those sales. Gross gains on called securities were $5,000, and gross losses were $20,000 in the three months ended 2010.
Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
March 31, 2010:
Debt securities:
Government-sponsored enterprises (GSE)	$159	$28,780	$2	$1,498
Municipal	—	—	77	2,664
GSE residential mortgage-backed	34	2,350	25	1,580
U.S. Government guaranteed residential mortgage-backed	168	17,759	7	1,111

Total debt securities	361	48,889	111	6,853

Marketable equity securities	15	431	28	105

Total temporarily impaired securities	$376	$49,320	$139	$6,958

December 31, 2009:
Debt securities:
Government-sponsored enterprises (GSE)	$555	$46,751	$—	$—
Municipal	2	818	42	2,472
GSE residential mortgage-backed	38	2,983	33	1,779
U.S. Government guaranteed residential mortgage-backed	237	19,171	—	—

Total debt securities	832	69,723	75	4,251
Marketable equity securities	35	472	8	226

Total temporarily impaired securities	$867	$70,195	$83	$4,477

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At March 31, 2010, temporarily impaired debt and mortgage-backed securities have unrealized losses from the Company’s amortized cost basis as follows:

			Gross
	# of	Amortized	Unrealized	% of
	Securities	Cost	Loss	Depreciation

Government-sponsored enterprises (GSE)	39	$30,439	$161	0.5%
Municipal	10	2,741	77	2.8%
GSE residential mortgage-backed	4	3,989	59	1.5%
U.S. Government guaranteed residential mortgage-backed	25	19,045	175	0.9%
The unrealized losses on the Company’s investment in debt securities and mortgage-backed securities issued by the U.S. government and government-sponsored enterprises were generally caused by interest rate changes. These investments are guaranteed or sponsored by the U.S. Government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company has not decided to sell the securities, and it is more likely than not it will not have to sell the securities before recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.
At March 31, 2010, five marketable equity securities have unrealized losses with aggregate depreciation of 7.5% from the Company’s cost basis. Although some issuers may have shown declines in earnings as a result of the weakened economy, the Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the depreciation of value and has analyzed the issuer’s financial condition and financial performance as well as industry analysts’ reports. Based on that evaluation as well as the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.
For the quarter ended March 31, 2010 the Company recognized OTTI losses totaling $299,000 on its investment in certain commercial real estate partnerships which are carried at cost and evaluated for impairment quarterly based on an analysis of the financial statements of the partnerships and underlying real estate projects. At March 31, 2010 the Company had potential additional capital calls of approximately $6.3 million related to these partnership investments. These investments are not redeemable and the Company does not intend to sell any part of these investments at this time. The partnerships have a limited life of up to seven years over which the underlying assets are expected to be liquidated by the partnerships.

8. Fair Values of Assets and Liabilities
The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value, as follows:
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
Securities available for sale — The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities. Securities measured at fair value in Level 2 are based on independent market-based prices received from a third-party pricing service who utilizes pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include debt and mortgage-backed securities issued by government-sponsored enterprises including Federal Home Loan Mortgage Corporation (FHLMC) Federal National Mortgage Association (FNMA) and Government National Mortgage Association (GNMA) bonds, municipal bonds and corporate and other securities. The Company does not have any securities measured at fair value in Level 3 as of March 31, 2010.
Federal Home Loan Bank stock — The fair value is based upon the redemption value of the stock which equates to its carrying value.
Restricted equity securities and other investments — The carrying value of restricted equity securities represents redemption value and, therefore, approximates fair value. The fair value of other non-marketable equity securities is estimated based on consideration of credit exposure. Investments measures at fair value in Level 3 include the Bank’s investment in certain real estate partnerships, the value of which are based on an analysis of the financial statements of the partnerships and underlying real estate projects.
Loans receivable — Fair values for certain mortgage loans (e.g., one-to-four family residential) are based on quoted market prices of similar loans sold in conjunction with securitization transactions adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans and consumer loans) are estimated using discounted cash flow analyses using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Non-performing loans are assumed to be carried at their current fair value.

Deposit liabilities — The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of certificates of deposit (CDs) originated by the company are valued using a replacement cost of funds approach and are discounted to a 12 district FHLB average curve. Fair values for brokered time deposits are also valued using a replacement cost of funds approach and are discounted to the brokered CD curve.
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
Accrued interest — The carrying amounts of accrued interest approximate fair value.
Assets measured at fair value on a recurring basis are summarized below:

	March 31, 2010
	Level 1	Level 2	Level 3	Fair Value
Assets
Debt Securities:
Government-sponsored enterprises (GSE)	$—	$91,233	$—	$91,233
Municipal bonds	—	17,359	—	17,359
Corporate bonds and other obligations	—	1,347	—	1,347
GSE residential mortgage-backed	—	28,808	—	28,808
U.S. Government guaranteed residential mortagage-backed	—	37,627	—	37,627
Common stock	3,821	—	—	3,821

Securities available for sale	3,821	176,374	—	180,195

Total assets	$3,821	$176,374	$—	$180,195

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
Assets
Debt Securities:
Government-sponsored enterprises (GSE)	$—	$79,976	$—	$79,976
Municipal bonds	—	17,875	—	17,875
Corporate bonds and other obligations	—	1,351	—	1,351
GSE residential mortgage-backed	—	30,503	—	30,503
U.S. Government guaranteed residential mortagage-backed	—	33,636	—	33,636
Common stock	4,085	—	—	4,085

Securities available for sale	4,085	163,341	—	167,426

Total assets	$4,085	$163,341	$—	$167,426

There were no transfers to or from Levels 1 and 2 during the quarter ended March 31, 2010. There were no liabilities measured at fair value at March 31, 2010 or December 31, 2009.
Also, the Company may be required, from time to time, to measure certain other assets or liabilities on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2010 and 2009. The gains or losses represent the amount of the write-down recorded during the periods noted on the assets held at period end.

				Quarter Ended
	March 31, 2010			March 31, 2010
				Total
	Level 1	Level 2	Level 3	Gains/(Losses)
	(Dollars in thousands)
Assets
Impaired loans	$—	$—	$16,380	$(2,103)
Other investments	—	—	4,449	(299)
Foreclosed assets	—	—	1,781	(75)

Total assets	$—	$—	$22,610	$(2,477)

				Quarter Ended
	March 31, 2009			March 31, 2009
				Total
	Level 1	Level 2	Level 3	Gains/(Losses)
	(Dollars in thousands)
Assets
Impaired loans	$—	$3,589	$—	$(554)

Total assets	$—	$3,589	$—	$(554)

Impaired loans level 3: Certain impaired loans held for investment were written down to the fair value, less costs to sell, of the underlying collateral securing these loans of $16.4 million, resulting in a loss of $2.1 million, which was recognized in earnings through the provision for loan losses. The fair value of the collateral used by the Company represents that amount expected to be received from the sale of the property as determined by an independent, licensed or certified appraiser in accordance with Uniform Standards of Professional Appraisal Practice, using observable market data and discounted as considered necessary by management based on the date of valuation and new information deemed relevant to the valuation.
Other investments level 3: Equity investments in certain real estate partnerships were deemed impaired and adjusted to fair value based on an analysis of the financial statements of the partnerships and underlying real estate projects. This adjustment resulted in a loss of $299,000 which was recognized through OTTI charges.
Foreclosed assets level 3: Foreclosed assets were deemed impaired and adjusted to fair value through the provision for loan losses. The fair value of foreclosed assets is that amount expected to be received from the sale of the property as determined by an independent, licensed or certified appraiser in accordance with Uniform Standards of Professional Appraisal Practice, using observable market data.
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

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$38,543	$38,543	$40,155	$40,155
Securities — Available for sale	180,195	180,195	167,426	167,426
Securities — Held to maturity	97	97	97	97
Federal Home Loan Bank of Boston stock	10,932	10,932	10,932	10,932
Savings Bank Life Insurance stock	1,709	1,709	1,709	1,709
Other investments	4,449	4,449	4,552	4,552
Loans and loans held for sale	640,578	647,972	653,334	656,978
Accrued interest receivable	3,191	3,191	3,306	3,306

Financial liabilities:
Deposits	661,244	666,377	651,378	656,038
Repurchase agreements	6,165	6,165	6,386	6,386
FHLB advances	150,349	157,745	160,352	167,331
Mortgagors’ escrow accounts	1,095	1,095	1,058	1,058
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis discusses the changes in financial position and results of operations of Legacy Bancorp, Inc. and subsidiaries, and should be read in conjunction with both the unaudited consolidated interim financial statements and the notes thereto, appearing in Part I, Item 1 of this report, as well as the “Management’s Discussion and Analysis” section included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 2009.
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
Allowance for Loan Losses. The determination of the allowance for loan losses is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary. The allowance is evaluated on a regular basis by management and is based on a periodic review of the collectibility of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. Please refer to the Allowance for Loan Losses section within Comparison of Financial Condition in Item 1 for a more detailed discussion of the allowance.

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
In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax law, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company expects to realize the remaining deferred tax assets over the allowable carryback period or in future years. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary.
Other-Than-Temporary Impairment (OTTI). Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For debt securities, OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.
Fair Values of Assets and Liabilities: The Company groups its assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Please refer to note 8: Fair Values of Assets and Liabilities within Item 1 for a more detailed discussion of fair value.
Goodwill. Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair value of goodwill is assessed at least annually. The impairment testing process considers a variety of factors including the current market price of our common shares, a review of recent bank and thrift sale transactions, the estimated fair value and net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. Impairment, if any, identified under this method is recognized in the period identified. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels. The Company performs an annual impairment testing as of June 30. The impairment testing as of June 30, 2009 and 2008 indicated that no impairment charge was required as of those dates and no events have occurred through March 31, 2010 that would require the reevaluation of impairment.
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
Comparison of Financial Condition at March 31, 2010 and December 31, 2009
Overview: Total assets remained relatively flat, decreasing $41,000 from $946.3 million at December 31, 2009 to $946.2 million at March 31, 2010. Within the overall balance sheet, investment securities increased while net loans decreased. On the liability side, an increase in total deposits was partially offset by a decrease in borrowings from the Federal Home Loan Bank of Boston (FHLBB), as discussed below.
Investment Activities: Cash and short-term investments decreased by $1.6 million, or 4.0%, from $40.2 million at December 31, 2009 to $38.5 million at March 31, 2010. Available for sale securities increased $12.8 million, or 7.6%, from $167.4 million at December 31, 2009 to $180.2 million, or 19.0% of total assets, at March 31, 2010. The portfolio consists primarily of debt obligations issued by certain government-sponsored agencies and municipalities. Additionally, the portfolio includes mortgage-backed securities with a fair value of $66.4 million, all of which are issued or backed by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or other government-sponsored agencies. Restricted equity securities and other investments totaled $17.1 million at March 31, 2010 and consisted primarily of stock in the Federal Home Loan Bank of Boston (FHLBB)

totaling $10.9 million, which must be held as a condition of membership in the Federal Home Loan Bank System and as a condition to Legacy Banks’ borrowing under the FHLBB advance program. Other investments also include interests in certain commercial real estate investment partnerships of $4.3 million. At March 31, 2010 the Company had potential additional capital calls of approximately $6.3 million related to these partnership investments. The remaining $1.9 million consisted of investments in Savings Bank Life Insurance of Massachusetts, the Community Investment Fund, Depositors Insurance Fund and other investments. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At March 31, 2010		At December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in Thousands)
Securities available for sale:
Government-sponsored enterprises (GSE)	$91,117	$91,233	$80,393	$79,976
Municipal bonds	17,034	17,359	17,521	17,875
Corporate bonds and other obligations	1,318	1,347	1,321	1,351
GSE residential mortgage-backed	27,869	28,808	29,591	30,503
U.S. Government guaranteed residential mortagage-backed	37,471	37,627	33,625	33,636

Total debt securities	174,809	176,374	162,451	163,341

Common stock	3,120	3,821	3,239	4,085

Total securities available for sale	177,929	180,195	165,690	167,426

Securities held to maturity:
Other bonds and obligations	97	97	97	97

Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	10,932	10,932	10,932	10,932
Savings Bank Life Insurance	1,709	1,709	1,709	1,709
Real estate partnerships	4,296	4,296	4,397	4,397
Other investments	153	153	155	155

Total restricted equity securities and other investments	17,090	17,090	17,193	17,193

Total securities	$195,116	$197,382	$182,980	$184,716

Lending Activities: Total net loans, excluding loans held for sale, at March 31, 2010 were $639.6 million, a decrease of $13.1 million, or 2.0%, from $652.6 million at December 31, 2009. The following table sets forth the composition of the Bank’s loan portfolio (excluding loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At March 31, 2010		At December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans on real estate:
Residential	$279,419	43.23%	$285,618	43.12%
Commercial	254,866	39.44	263,910	39.85
Home equity	68,771	10.64	69,625	10.51

	603,056	93.31	619,153	93.48

Other loans:
Commercial	31,829	4.93	31,373	4.74
Consumer and other	11,401	1.76	11,791	1.78

	43,230	6.69	43,164	6.52

Total loans	646,286	100.00%	662,317	100.00%

Other Items:
Net deferred loan costs	1,373		1,400
Allowance for loan losses	(8,099)		(11,089)

Total Loans, net	$639,560		$652,628

Residential mortgages decreased $6.2 million, or 2.2% as the majority of the residential mortgage activity was in the 30 year fixed rate category, a product which the Bank currently sells in the secondary market with servicing retained. Commercial real estate loans decreased $9.0 million, or 3.4%, primarily due to loan payoffs and specific loan charge-offs during the quarter.
Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. No interest income from these loans was recorded in net income for the three month period ended March 31, 2010 while they were on non-accrual status. If the non-accrual loans had been current, the gross interest income that would have been recorded was approximately $209,000 for the three month period ended March 31, 2010. At March 31, 2010 the Bank had seventeen troubled debt restructurings (loans for which a portion of interest or principal has been forgiven, or the loans have been modified to lower the interest rate or extend the original term) totaling approximately $9.0 million. The interest income recorded from these loans amounted to approximately $79,000 for the three month period ended March 31, 2010. The Bank had seven troubled debt restructurings totaling $10.8 million at December 31, 2009.

	At March 31,	At December 31,
	2010	2009
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$3,519	$4,822
Commercial mortgage	7,974	13,942
Commercial	666	743
Home equity, consumer and other	9	71

Total non-accrual loans	12,168	19,578

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—
Commercial mortgage	—	—
Commercial	—	—
Home equity, consumer and other	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	12,168	19,578

Other real estate owned	1,781	1,195

Total non-performing assets (NPAs)	$13,949	$20,773

Troubled debt restructurings included in NPAs	$3,514	$5,905
Troubled debt restructurings not included in NPAs	5,526	4,887

Total troubled debt restructurings	$9,040	$10,792

Ratios:
Non-performing loans to total loans	1.88%	2.96%
Non-performing assets to total assets	1.47%	2.20%
Overall nonperforming loans (NPLs) were $12.2 million at March 31, 2010, a decrease of $7.4 million as compared to year end. Part of this decrease was a result of the Bank charging off $5.4 million of loan balances, $3.8 million of which had been reserved for in previous quarters. The increase in charge-off activity relates to updated valuations of collateral dependent loans for the three months ended March 31, 2010. Collateral dependent loans are adjusted to fair value less selling costs by partial charge-offs. These charge-offs also reduced the overall ratio of NPLs to total assets to 1.47% at March 31, 2010 as compared to 2.20% at December 31, 2009. The Bank continues to monitor all loans very closely and analyze their balance to the value of any underlying collateral, with the establishment of a specific reserve against the loan if deemed necessary. Loans are generally placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due.
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
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. Impaired loans with payments past due 90 days or greater are generally maintained on a non-accrual basis. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR. All TDRs are initially classified as impaired
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank generally does not separately identify individual consumer and residential loans for impairment disclosures. At March 31, 2010, impaired loans totaled $27.4 million with a corresponding specific reserve allowance of $1.6 million. This specific reserve is part of the overall loan loss reserve.
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

	At or for the three months
	ended March 31,
	2010	2009
	(Dollars in Thousands)
Balance at beginning of period	$11,089	$6,642

Charge-offs:
Mortgage loans on real estate:	(35)	—
Other loans:
Commercial	(5,375)	(14)
Consumer and other	(20)	(57)

Total other loans	(5,395)	(71)

Total charge-offs	(5,430)	(71)

Recoveries:
Mortgage loans on real estate	—	—
Other loans:
Commercial	—	12
Consumer and other	19	19

Total other loans	19	31

Total recoveries	19	31

Net recoveries (charge-offs)	(5,411)	(40)

Provision for loan losses	2,421	728

Balance at end of period	$8,099	$7,330

Ratios:

Net recoveries (charge-offs) to average loans outstanding — 12 month rolling average	(0.88%)	(0.04%)

Allowance for loan losses to non-performing loans at end of period	66.56%	65.42%

Allowance for loan losses to total loans at end of period	1.25%	1.05%
Deposits: The following table sets forth the Bank’s deposit accounts (excluding escrow deposits) at the dates indicated:

	At March 31, 2010		At December 31, 2009
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)
Deposit type:
Demand	$68,491	10.36%	$75,232	11.55%
Regular savings	51,563	7.80	49,883	7.66
Relationship savings	138,761	20.99	125,328	19.24
Money market deposits	71,453	10.80	63,077	9.68
NOW deposits	43,895	6.64	48,546	7.45

Total transaction accounts	374,163	56.58	362,066	55.58

Term certificates less than $100,000	170,709	26.02	174,284	26.76
Term certificates $100,000 or more	116,372	17.40	115,028	17.66

Total certificate accounts	287,081	43.42	289,312	44.42

Total deposits	$661,244	100.00%	$651,378	100.00%

Deposits increased $9.9 million or 1.5% from $651.4 million at December 31, 2009 to $661.2 million at March 31, 2010. The increase in deposits was primarily in relationship savings and certain money market which increased $13.4 million, or 10.7% and $8.4 million or 13.3%, respectively. These increases were partially offset by decreases primarily in demand and NOW deposits. At March 31, 2010 CDs represented 43.4% of total deposits, slightly less than at December 31, 2009.

Borrowings: Advances from the FHLBB and securities sold under agreements to repurchase have decreased $10.2 million, or 6.1%, to $156.5 million at March 31, 2010. The increase in overall deposits has allowed the Bank to pay off high rate FHLBB borrowings as they matured during the year.
Stockholders’ Equity: Overall stockholders’ equity decreased by $1.0 million, or 0.9% during the first quarter of 2010. Total equity was impacted by the net loss of $1.2 million, the declaration of a dividend of $0.05 per share during the first quarter of 2010 and the purchase of 15,200 shares of stock at an average price of $9.56 per share as part of the Stock Repurchase Program announced in March 2009. These decreases to equity were partially offset by the amortization of unearned compensation and an increase in the unrealized gain on available-for-sale investment securities.
Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009
Net loss for the three months ended March 31, 2010 was $1.2 million, as compared to a net loss of $792,000 for the same period in 2009. The increase in loss was primarily due to an increase in the provision for loan losses, partially offset by a decrease in charges on investments deemed to be other-than-temporarily impaired, as discussed below.
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

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net (2)	$647,710	$9,296	5.74%	$694,359	$10,033	5.78%
Investment securities	190,406	1,352	2.84%	158,293	1,900	4.80%
Short-term investments	15,743	6	0.15%	22,121	4	0.07%

Total interest-earning assets	853,859	10,654	4.99%	874,773	11,937	5.46%
Non-interest-earning assets	78,336			73,681

Total assets	$932,195			$948,454

Interest-bearing liabilities:
Savings deposits	$50,232	33	0.26%	$50,142	48	0.38%
Relationship savings	128,198	324	1.01%	123,614	478	1.55%
Money market	64,336	131	0.81%	57,454	199	1.39%
NOW accounts	44,208	34	0.31%	41,486	49	0.47%
Certificates of deposits	289,174	1,917	2.65%	279,579	2,231	3.19%

Total interest-bearing deposits	576,148	2,439	1.69%	552,275	3,005	2.18%
Borrowed funds	160,469	1,459	3.64%	198,926	1,973	3.97%

Total interest-bearing liabilities	736,617	3,898	2.12%	751,201	4,978	2.65%
Non-interest-bearing liabilities	71,916			71,839

Total liabilities	808,533			823,040
Equity	123,662			125,414

Total liabilities and equity	$932,195			$948,454

Net interest income		$6,756			$6,959

Net interest rate spread (3)			2.87%			2.81%
Net interest-earning assets (4)	$117,242			$123,572

Net interest margin (5)			3.16%			3.18%
Average interest-earning assets to interest-bearing liabilities			115.92%			116.45%

(1)	Yields and rates for the three months ended March 31, 2010 and 2009 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended March 31, 2010 and 2009.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Three Months Ended March 31,
	2010 vs. 2009
	Increase
	(Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net	$(669)	$(68)	$(737)
Investment securities	540	(1,088)	(548)
Short-term investments	(1)	3	2

Total interest-earning assets	(130)	(1,153)	(1,283)

Interest-bearing liabilities:
Savings deposits	—	(15)	(15)
Relationship savings	19	(173)	(154)
Money market	28	(96)	(68)
NOW accounts	3	(18)	(15)
Certificates of deposits	81	(395)	(314)

Total deposits	131	(697)	(566)
Borrowed funds	(360)	(154)	(514)

Total interest-bearing liabilities	(229)	(851)	(1,080)

Change in net interest income	$99	$(302)	$(203)

Net interest income for the three months ended March 31, 2010 was $6.8 million, a decrease of $203,000, or 2.9%, over the same period of 2009. This decrease was a result of both the difference in net interest margin in each period as well as a decrease in the net loan portfolio, as outlined below.
Interest income for the three months ended March 31, 2010 decreased $1.3 million, or 10.7%, to $10.7 million as compared to $11.9 million in the same period of 2009. This decrease was mainly rate driven as the yield on interest-earning assets was 4.99% for the quarter, a decrease of 47 basis points from a yield of 5.46% in the first quarter of 2009, resulting in a decrease in interest income of $1.2 million. Average outstanding net loans decreased $46.6 million, or 6.7%, primarily due to commercial loan payoffs and charge-offs, as well as the volume of refinancing of fixed-rate residential mortgages, which the Bank sells into the secondary market. Much of the cash flow from the refinancing and sale of these mortgages was reinvested into investment securities, resulting in an increase of $32.1 million, or 20.3% in their average balance for the quarter as compared to the same period in 2009.
Interest expense decreased $1.1 million, or 21.7%, to $3.9 million for the three months ended March 31, 2010 as compared to $5.0 million during the same period in 2009. Average interest-bearing liabilities in the first quarter of 2010 decreased $14.6 million, or 1.9%, as compared to the same quarter of 2009, accounting for a decrease to interest expense of $229,000. The average cost of funds decreased to 2.12% for the three month period ended March 31, 2010, a decrease of 53 basis points from a cost of funds of 2.65% for the same period in 2009, resulting in a decrease in interest expense of $851,000.
Provision for loan loss expense increased $1.7 million to $2.4 million for the three months ended March 31, 2010 as compared to a provision expense of $728,000 for the three months ended March 31, 2009. This increase reflected both the difference in the amount of and mix of loan growth for the period, a continuous review and analysis of current market and economic conditions by management, as well as higher specific reserves established against certain loans in 2010. The charge-offs of previously reserved for non-performing loans also resulted in the reduction in the ratio of the allowance for loan losses to total loans to 1.25% at March 31, 2010, as compared to 1.67% at December 31, 2009 and 1.05% at March 31, 2009.
Non-interest income for the first quarter was $1.0 million, as compared to a net charge of $294,000 in the same period of 2009. The primary cause of this improvement was a decrease in the amount of writedowns taken on investments deemed to be other-than-temporarily impaired (OTTI). The Bank incurred $299,000 of OTTI credit losses on certain limited partnership investments during the first quarter of 2010 as compared to a charge of $1.6 million on certain bonds, equities and limited partnership investments in the first quarter of 2009. In 2010, the Bank also had increases in fees from customers, portfolio management services and net gains on the sales of securities. These gains were partially offset by decreases in the gain on sale of mortgages and income from bank owned life insurance.
Non-interest expense increased $96,000, or 1.4%, to $7.2 million for the three months ended March 31, 2010 as compared to the same period of 2009. The Company had small increases in salaries and benefits, data processing, professional fees and FDIC insurance expense, partially offset by decreases in occupancy and advertising expenses.
Income tax benefit increased $197,000 to $545,000 in the first quarter of 2010 from a benefit of $348,000 in the first quarter of 2009 as a result of the decrease in net income before taxes. The Company’s combined federal and state effective tax rate for the first quarter of 2010 was 30.5%, the same as in the first quarter of 2009.
Minimum Regulatory Capital Requirements: As of March 31, 2010, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s capital amounts and ratios as of March 31, 2010 and December 31, 2009 are presented in the table.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2010:

Total capital to risk weighted assets	$79,033	12.4%	$51,015	8.0%	$63,768	10.0%
Tier 1 capital to risk weighted assets:	70,743	11.1	25,507	4.0	38,261	6.0
Tier 1 capital to average assets:	70,743	7.9	35,695	4.0	44,618	5.0

December 31, 2009:

Total capital to risk weighted assets:	$81,484	12.3%	$52,824	8.0%	$66,030	10.0%
Tier 1 capital to risk weighted assets:	72,811	11.0	26,412	4.0	39,618	6.0
Tier 1 capital to average assets:	72,811	8.0	36,232	4.0	45,290	5.0
Contractual Obligations. Additional information relating to payments due under contractual obligations is presented in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 2009. The following table presents information indicating various contractual obligations and commitments of the Company as of March 31, 2010 and the respective maturity dates:

	March 31, 2010
			More than
		One	One Year	Three Years
		Year or	through	through	Over Five
	Total	Less	Three Years	Five Years	Years
	(Dollars in Thousands)

Federal Home Loan Bank of Boston advances	$150,349	$15,250	$29,500	$57,900	$47,699
Securities sold under agreements to repurchase	6,165	6,165	—	—	—

Total contractual obligations	$156,514	$21,415	$29,500	$57,900	$47,699

Off-Balance Sheet Arrangements: Other than loan commitments and other contingencies shown below, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Bank’s loan commitments and other contingencies outstanding as of March 31, 2010:

	March 31, 2010
			More than	More than
			One Year	Three Years
		One Year or	through	Through Five	Over Five
	Total	Less	Three Years	Years	years
	(Dollars in Thousands)

Commitments to grant loans (1)	$20,108	$20,108	$—	$—	$—
Commercial loan lines-of-credit	15,692	15,692	—	—	—
Unused portion of home equity loans (2)	63,842	1,225	6,735	17,061	38,821
Unused portion of construction loans (3)	14,047	14,047	—	—	—
Unused portion of overdraft lines-of-credit(4)	4,962	—	—	—	4,962
Unused portion of personal lines-of-credit(5)	777	—	—	—	777
Standby letters of credit(6)	3,174	3,174	—	—	—
Other commitments and contingencies(7)	6,316	—	6,316	—	—

Total loan and other commitments	$128,918	$54,246	$13,051	$17,061	$44,560

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of residential construction loans are available to the borrower for up to one year. Commercial construction loans maturities may be longer than one year.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.

(7)	Other commitments relate primarily to potential additional capital calls the Company is committed to contribute as part of its investment in certain real estate limited partnerships.
Item 3: Quantitative and Qualitative Disclosures about Market Risks
There has been no material change in the Company’s market risk during the three months ended March 31, 2010. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Bank to measure its interest rate risk.
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
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors during the three months ended March 31, 2010. See the discussion and analysis of risk factors provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sales of Equity Securities — Not applicable

(b)	Use of Proceeds — Not applicable

(c)	Repurchase of Our Equity Securities — In March 2009 the Company announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 439,095 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Purchases under this Stock Repurchase Program in the first quarter of 2010 were as follows:

				(d) Maximum Number
			(c) Total Number of	or Approximate
	(a) Total		Shares Purchased as	Dollar Value of
	Number of	(b) Average	Part of Publicly	Shares that May Yet Be
	Shares	Price	announced Plans or	Purchased Under the Plans
Period	Purchased	Paid per Share	Programs	or Programs
January 1 — 31	6,800	$9.69	6,800	365,045
February 1 — 28	3,700	$9.25	3,700	361,345
March 1 — 31	4,700	$9.61	4,700	356,645
In the period from April 1, 2010 to May 6, 2010, the Company purchased an additional 15,200 shares under the repurchase program at an average price of $9.51 per share. Any further repurchases under the Stock Repurchase Program will be made through open market purchase transactions from time to time. The amount and exact timing of any repurchases will depend on market conditions and other factors, at the discretion of management of the Company. There is no assurance that the Company will repurchase shares during any period.
Item 3. Defaults Upon Senior Securities
None
Item 4. (Removed and Reserved)
Item 5 Other Information
None

Item 6: Exhibits

3.1	Certificate of Incorporation of Legacy Bancorp, Inc.(1)
3.2	Bylaws of Legacy Bancorp, Inc. (as amended) (1)
10.1	Legacy Banks ESOP Trust Agreement(2)
10.2	ESOP Plan Document (2)
10.3	ESOP Loan Documents (2)
10.4.1	Employment Agreement between Legacy Banks and J. Williar Dunlaevy (2)
10.4.2	Employment Agreement between Legacy Banks and Michael A. Christopher (2)
10.4.3	Employment Agreement between Legacy Banks and Steven F. Pierce (2)
10.4.4	Employment Agreement between Legacy Banks and Stephen M. Conley (2)
10.4.5	Employment Agreement between Legacy Banks and Richard M. Sullivan (2)
10.5.1	Employment Agreement between Legacy Bancorp, Inc. and J. Williar Dunlaevy (2)
10.5.2	Employment Agreement between Legacy Bancorp, Inc. and Michael A. Christopher (2)
10.5.3	Employment Agreement between Legacy Bancorp, Inc. and Steven F. Pierce (2)
10.5.4	Employment Agreement between Legacy Bancorp, Inc. and Stephen M. Conley (2)
10.5.5	Employment Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan (2)
10.5.6	Separation Agreement and General Release dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher (4)
10.5.7	Separation Agreement and General Release dated as of December 21, 2007 between Legacy Bancorp, Inc., Legacy Banks and Stephen M. Conley (5)
10.5.8	Consulting Agreement dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher (4)
10.5.9	Purchase Agreement by and between First Niagara Bank and Legacy Banks dated as of July 25, 2007 (6)
10.5.10	Change In Control Agreement between Legacy Bancorp, Inc. and Paul H. Bruce (7)
10.5.11	Change In Control Agreement between Legacy Bancorp, Inc. and Kimberly A. Mathews (7)
10.5.12	Purchase Agreement by and between The Bank of Western Massachusetts and Legacy Banks dated as of December 15, 2008 (8)
10.5.13	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and J. Williar Dunlaevy (9)
10.5.14	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and Steven F. Pierce (9)
10.5.15	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and Richard M. Sullivan (9)
10.5.16	Amended and Restated Supplemental Executive Retirement Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and J. Williar Dunlaevy (9)
10.5.17	Employment Agreement effective as of April, 2010 by and between Legacy Bancorp, Inc., Legacy Banks and Patrick J. Sullivan (10)
10.11	2006 Equity Incentive Plan (3)
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Notes to Consolidated Financial Statements within Part I, “Financial Statements”
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Paul H. Bruce
32	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005 filed October 27, 2005.

(2)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended.

(3)	Incorporated by reference from the Registrant’s Definitive Proxy Statement on Form DEF 14A filed September 28, 2006

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 5, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 21, 2007.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 25, 2007.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed October 30, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 16, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 25, 2008.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed March 4, 2010.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY BANCORP, INC.
Date: May 7, 2010	/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date: May 7, 2010	/s/ Paul H. Bruce
Paul H. Bruce
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)