Form 10-Q
period 2010-06-30
Legacy Bancorp, Inc.
filed 2010-08-06
CIK 1332199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ____
COMMISSION FILE NUMBER : 000-51525
LEGACY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3135053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock outstanding as of August 4, 2010 was 8,686,812.

LEGACY BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$13,028	$11,281
Short-term investments	18,859	28,874

Cash and cash equivalents	31,887	40,155
Securities — Available for sale	184,560	167,426
Securities — Held to maturity	97	97
Restricted equity securities and other investments — at cost	18,998	17,193
Loans held for sale	804	706
Loans, net of allowance for loan losses of $9,468 in 2010 and $11,089 in 2009	646,781	652,628
Premises and equipment, net	19,515	19,568
Accrued interest receivable	3,191	3,306
Goodwill, net	11,558	9,730
Other intangible assets	3,816	2,654
Net deferred tax asset	9,231	10,202
Bank-owned life insurance	16,651	16,263
Foreclosed assets	1,336	1,195
Other assets	7,814	5,142

	$956,239	$946,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$70,651	$75,232
Interest-bearing	604,125	576,146

Total deposits	674,776	651,378
Securities sold under agreements to repurchase	3,927	6,386
Federal Home Loan Bank advances	148,595	160,352
Mortgagors’ escrow accounts	930	1,058
Accrued expenses and other liabilities	9,125	5,724

Total liabilities	837,353	824,898

Commitments and contingencies
Stockholders’ Equity
Preferred Stock ($.01 par value, 10,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized and 10,308,600 issued at June 30, 2010 and December 31, 2009; 8,701,712 outstanding at June 30, 2010 and 8,734,712 outstanding at December 31, 2009)	103	103
Additional paid-in-capital	102,951	102,788
Unearned Compensation — ESOP	(6,956)	(7,322)
Unearned Compensation — Equity Incentive Plans	(1,729)	(2,078)
Retained earnings	45,395	48,998
Accumulated other comprehensive income	1,191	711
Treasury stock, at cost (1,606,888 shares at June 30, 2010 and 1,573,888 shares at December 31, 2009)	(22,069)	(21,833)

Total stockholders’ equity	118,886	121,367

	$956,239	$946,265

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans	$9,027	$9,803	$18,323	$19,835
Securities:
Taxable	1,243	1,613	2,428	3,359
Tax-Exempt	160	168	327	322
Short-term investments	7	3	13	7

Total interest and dividend income	10,437	11,587	21,091	23,523

Interest expense:
Deposits	2,278	2,798	4,717	5,804
Federal Home Loan Bank advances	1,402	1,859	2,851	3,813
Other borrowed funds	8	18	19	36

Total interest expense	3,688	4,675	7,587	9,653

Net interest income	6,749	6,912	13,504	13,870
Provision for loan losses	3,756	1,506	6,176	2,234

Net interest income after provision for loan losses	2,993	5,406	7,328	11,636

Non-interest income:
Customer service fees	764	725	1,485	1,404
Portfolio management fees	480	269	761	490
Income from bank owned life insurance	142	156	297	329
Insurance, annuities and mutual fund fees	64	37	83	59
Gain on sales of securities, net	1,129	60	1,230	42
Impairment losses on securities, net	(66)	(1,430)	(365)	(3,011)
Gain on sales of loans, net	70	370	131	570
Miscellaneous	48	11	59	23

Total non-interest income	2,631	198	3,681	(94)

Non-interest expenses:
Salaries and employee benefits	3,717	3,451	7,193	6,896
Occupancy and equipment	991	1,021	1,982	2,070
Data processing	760	671	1,454	1,334
Professional fees	268	232	591	477
Advertising	381	379	700	705
FDIC deposit insurance	271	665	540	897
Other general and administrative	1,377	1,231	2,479	2,348

Total non-interest expenses	7,765	7,650	14,939	14,727

Loss before income taxes	(2,141)	(2,046)	(3,930)	(3,185)

Benefit for income taxes	(765)	(553)	(1,310)	(900)

Net loss	$(1,376)	$(1,493)	$(2,620)	$(2,285)

Earnings (loss) per share
Basic	$(0.17)	$(0.19)	$(0.33)	$(0.29)
Diluted	$(0.17)	$(0.19)	$(0.33)	$(0.29)
Weighted average shares outstanding
Basic	8,020,690	7,979,133	8,024,633	7,978,768
Diluted	8,020,690	7,979,133	8,024,633	7,978,768
See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Dollars in thousands, except per share amounts)
(Unaudited)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other		Total
	Common Stock		Paid-in	Compensation -	Equity	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2008	8,781,912	$103	$102,475	$(8,055)	$(2,727)	$58,534	$(4,722)	$(21,466)	$124,142

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(2,285)	—	—	(2,285)
Net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	1,638	—	1,638

Total comprehensive income (loss)									(647)

Cash dividends declared ($0.05 per share)	—	—	—	—	—	(804)	—	—	(804)
Common stock repurchased - 5% stock repurchase									—
Program announced March 2009	(22,200)							(236)	(236)
Stock option expense	—	—	237	—	—	—	—	—	237
Restricted stock expense	—	—	—	—	420	—	—	—	420
Common stock held by ESOP committed to be released (27,490 shares)	—	—	(92)	366	—	—	—	—	274

Balance at June 30, 2009	8,759,712	$103	$102,620	$(7,689)	$(2,307)	$55,445	$(3,084)	$(21,702)	$123,386

Balance at December 31, 2009	8,734,712	$103	$102,788	$(7,322)	$(2,078)	$48,998	$711	$(21,833)	$121,367

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(2,620)	—	—	(2,620)
Net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	480	—	480

Total comprehensive income (loss)									(2,140)

Cash dividends declared ($0.05 per share)	—	—	—	—	—	(803)	—	—	(803)
Common stock repurchased - 5% stock repurchase
Program announced March 2009	(43,000)	—	—	—	—	—	—	(400)	(400)
Stock option expense	—	—	143	—	—	—	—	—	143
Restricted stock expense	—	—	20	—	442	—	—	—	462
Issuance of restricted stock	10,000	—	—	—	(93)	(71)	—	164	—
Common stock held by ESOP committed to be released (27,490 shares)	—	—	—	366	—	(109)	—	—	257

Balance at June 30, 2010	8,701,712	$103	$102,951	$(6,956)	$(1,729)	$45,395	$1,191	$(22,069)	$118,886

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,620)	$(2,285)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	6,176	2,234
Net amortization of securities	394	249
Amortization of intangible assets	389	345
Depreciation and amortization expense	794	807
(Gain) loss on sales/impairment of securities, net	(865)	2,969
Loss on sales/writedowns of foreclosed real estate, net	264	—
Gain on sales of loans, net	(131)	(570)
Loans originated for sale	(11,245)	(42,660)
Proceeds from sales of loans	11,278	43,108
Share-based compensation expense	605	657
Deferred tax provision (benefit)	728	(434)
Employee Stock Ownership Plan expense	257	274
Net change in:
Bank-owned life insurance	(388)	(331)
Accrued interest receivable	115	72
Other assets	(2,672)	157
Accrued expenses and other liabilities	3,401	(1,678)

Net cash provided by operating activities	6,480	2,914

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	20,370	28,868
Maturities, prepayments and calls	64,421	34,567
Purchases	(100,408)	(91,245)
Purchase of other investments	(2,130)	(673)
Maturities, Prepayments and calls of other investments	2	—
Loan originations and purchases, net of principal payments	(1,977)	21,209
Additions to premises and equipment	(741)	(565)
Additions to goodwill	(1,828)	—
Additions to other intangible assets	(1,551)	—
Net cash received in branch acquisition	—	9,031
Proceeds from sales of foreclosed assets	1,243	—

Net cash provided (used) by investing activities	(22,599)	1,192

(continued)
See accompanying notes to consolidated financial statements.

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Six months ended June 30,
	2010	2009
	(Unaudited)
Cash flows from financing activities:
Net increase in deposits	23,398	18,256
Net (decrease) increase in securities sold under agreements to repurchase	(2,459)	1,245
Repayment of Federal Home Loan Bank advances	(16,625)	(21,503)
Proceeds from Federal Home Loan Bank advances	4,868	—
Net increase in mortgagors’ escrow accounts	(128)	(83)
Repurchase of common stock	(400)	(236)
Payment of dividends on common stock	(803)	(804)

Net cash provided (used) by financing activities	7,851	(3,125)

Net change in cash and cash equivalents	(8,268)	981

Cash and cash equivalents at beginning of period	40,155	33,595

Cash and cash equivalents at end of period	$31,887	$34,576

Supplemental cash flow information:
Interest paid on deposits	$4,758	$5,901
Interest paid on Federal Home Loan Bank advances	2,858	3,907
Interest paid on other borrowed funds	19	36
Income taxes paid	220	710
Non-cash activities:
Real estate acquired through foreclosure	1,648	—
See accompanying notes to consolidated financial statements.

LEGACY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Legacy Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, LB Funding Corporation and Legacy Banks (the “Bank”). The accounts of the Bank include all of its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. Financial tables are presented in thousands ($000’s) unless otherwise indicated. The results shown for the interim period ended June 30, 2010 are not necessarily indicative of the results to be obtained for the year ending December 31, 2010. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 2009.
2. Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities. Specifically, this guidance eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also expands existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The Company adopted this new guidance on January 1, 2010, as required, and it did not have any impact on the Company’s consolidated financial statements.
In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09 amending FASB ASC Topic 855 to exclude SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated. It further modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. The Company has complied with ASU No. 2010-09.
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
In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this Update will require significant additional disclosures in the December 31, 2010 financial statements and subsequent financial statements.
3. Earnings Per Share
Basic earnings per share is determined by dividing net income by the weighted-average number of net outstanding shares of common stock for the period. The net outstanding shares of common stock equals the gross number of shares of common stock issued less the average unallocated shares of the Legacy Banks Employee Stock Ownership Plan (“ESOP”), the average number of treasury shares and the average number of unvested shares related to restricted stock awards. Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all potential common shares have been issued by the Company. Potential common shares to be issued would include those related to outstanding options and unvested stock awards. The diluted earnings per share calculation for the three and six months ended June 30, 2010 excludes 828,480 of stock options and 198,890 unvested shares of restricted stock whose effect would have been antidilutive. Earnings per share have been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss applicable to common stock (000’s)	$(1,376)	$(1,493)	$(2,620)	$(2,285)

Average number of shares issued	10,308,600	10,308,600	10,308,600	10,308,600
Less: average unallocated ESOP shares	(535,897)	(590,725)	(542,731)	(597,710)
Less: average treasury shares	(1,598,178)	(1,540,002)	(1,589,860)	(1,533,382)
Less: average unvested restricted stock awards	(153,835)	(198,740)	(151,376)	(198,740)

Average number of basic shares outstanding	8,020,690	7,979,133	8,024,633	7,978,768

Plus: dilutive unvested restricted stock awards	—	—	—	—
Plus: diluted stock option shares	—	—	—	—

Average number of diluted shares outstanding	8,020,690	7,979,133	8,024,633	7,978,768

Basic earnings (loss) per share	$(0.17)	$(0.19)	$(0.33)	$(0.29)
Diluted earnings (loss) per share	$(0.17)	$(0.19)	$(0.33)	$(0.29)
4. Comprehensive Income (Loss)
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income.
The components of other comprehensive income (loss) and related tax effects for available-for-sale securities follows:

	Six Months Ended June 30,
	2010	2009
Securities
Net unrealized holding gains on available for sale (AFS) securities	$1,911	$1,193
Reclassification adjustment for gains on sales of AFS securities	(1,230)	(42)
Reclassification adjustment for OTTI losses on AFS securities	42	1,474

	723	2,625
Tax effect	(243)	(987)

Net-of-tax amount	$480	$1,638

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Securities
Net unrealized holding gains on available for sale securities	$2,459	$1,736
Tax effects	(907)	(664)

Net-of-tax amount	1,552	1,072

Directors’ Fee Plan
Unrecognized net actuarial loss and prior service costs	(611)	(611)
Tax effect	250	250

Net-of-tax amount	(361)	(361)

	$1,191	$711

5. Dividends
On June 2, 2010, the Company declared a cash dividend of $0.05 per share of common stock which was paid on July 1, 2010 to shareholders of record as of the close of business on June 20, 2010.
6. Commitments and Other Contingencies
Outstanding loan commitments and other contingencies totaled $101.2 million at June 30, 2010, compared to $134.3 million as of December 31, 2009. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity and other lines of credit, unadvanced funds on construction loans and commercial real estate partnership capital commitments.
The Company provides certain health and dental care and life insurance benefits for certain retired employees. The total expense recognized in connection with these post-retirement benefits for the three and six month period ended June 30, 2010 was $3,000 and $6,000 respectively.
7. Wealth Management Company Acquisition
On April 30, 2010, Legacy Banks acquired substantially all of the assets of the Renaissance Investment Group, Inc., a wealth management company located in Pittsfield, Massachusetts. The purchase price included an estimated contingent portion which is based upon forecasted gross revenue through September 30, 2011. The estimated contingent component may increase or decrease based upon actual gross revenue recorded over that period. The purchase price allocation resulted in approximately $1.6 million of customer list and other intangibles, $1.8 million of goodwill and $5,000 of property and equipment. The goodwill and customer list intangible is expected to be deducted for tax purposes over a period of 15 years.
The consolidated financial statements of the Company for the six months ended June 30, 2010 include $201,000 of gross revenue and $193,000 of operating expenses, including approximately $27,000 of amortization of acquisition related intangibles. Through June 30, 2010, the Company has also expensed approximately $54,000 of professional fees directly related to the acquisition. The Company anticipates further efficiencies as it continues to consolidate its wealth management division, Legacy Portfolio Management, into Renaissance.
8. Securities
The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
Debt securities:
Government-sponsored enterprises (GSE)	$109,661	$718	$(5)	$110,374
Municipal	12,060	298	(30)	12,328
Corporate and other	1,315	28	—	1,343
GSE residential mortgage-backed	16,768	865	(2)	17,631
U.S. Government guaranteed residential mortgage-backed	39,217	887	(49)	40,055

Total debt securities	179,021	2,796	(86)	181,731

Marketable equity securities	3,080	74	(325)	2,829

Total securities available for sale	$182,101	$2,870	$(411)	$184,560

Securities Held to Maturity
Other bonds and obligations	$97	$—	$—	$97

	December 31,2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
Debt securities:
Government-sponsored enterprises (GSE)	$80,393	$138	$(555)	$79,976
Municipal	17,521	398	(44)	17,875
Corporate and other	1,321	30	—	1,351
GSE residential mortgage-backed	29,591	983	(71)	30,503
U.S. Government guaranteed residential mortgage-backed	33,625	248	(237)	33,636

Total debt securities	162,451	1,797	(907)	163,341

Marketable equity securities	3,239	889	(43)	4,085

Total securities available for sale	$165,690	$2,686	$(950)	$167,426

Securities Held to Maturity
Other bonds and obligations	$97	$—	$—	$97

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2010 is as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within 1 year	$5,067	$5,087	$—	$—
Over 1 year to 5 years	70,166	70,736	82	82
Over 5 years to 10 years	32,721	32,982	—	—
Over 10 years	15,082	15,240	15	15

Total bonds and obligations	123,036	124,045	97	97

Mortgage-backed	55,985	57,686	—	—

Total debt securities	$179,021	$181,731	$97	$97

For the three months ended June 30, 2010 and 2009, proceeds from the sale and call of securities available for sale amounted to $25.6 million and $21.4 million respectively. Gross gains of $1,154,000 and $356,000, respectively, and gross losses of $34,000 and $296,000, respectively, were realized on those sales. Gross gains on called securities were $41,000, and gross losses were $32,000 in the three months ended 2010.
For the six months ended June 30, 2010 and 2009, proceeds from the sale and call of securities available for sale amounted to $33.8 million and $56.6 million respectively. Gross gains of $1,379,000 and $742,000, respectively, and gross losses of $145,000 and $700,000, respectively, were realized on those sales. Gross gains on called securities were $47,000, and gross losses were $51,000 in the six months ended 2010.
Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
June 30, 2010:
Debt securities:
Government-sponsored enterprises (GSE)	$5	$5,748	$—	$—
Municipal	—	—	30	2,242
GSE residential mortgage-backed	—	—	2	385
U.S. Government guaranteed residential mortgage-backed	20	2,265	29	3,317

Total debt securities	25	8,013	61	5,944

Marketable equity securities	264	1,570	61	502

Total temporarily impaired securities	$289	$9,583	$122	$6,446

December 31, 2009:
Debt securities:
Government-sponsored enterprises (GSE)	$555	$46,751	$—	$—
Municipal	2	818	42	2,472
GSE residential mortgage-backed	38	2,983	33	1,779
U.S. Government guaranteed residential mortgage-backed	237	19,171	—	—

Total debt securities	832	69,723	75	4,251
Marketable equity securities	35	472	8	226

Total temporarily impaired securities	$867	$70,195	$83	$4,477

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At June 30, 2010, temporarily impaired debt and mortgage-backed securities have unrealized losses from the Company’s amortized cost basis as follows:

			Gross
	# of	Amortized	Unrealized	% of
	Securities	Cost	Loss	Depreciation
Government-sponsored enterprises (GSE)	5	$5,753	$5	0.1%
Municipal	5	2,272	30	1.3%
GSE residential mortgage-backed	1	387	2	0.5%
U.S. Government guaranteed residential mortgage-backed	8	5,631	49	0.9%

The unrealized losses on the Company’s investment in debt securities and mortgage-backed securities issued by the U.S. government, government-sponsored enterprises and municipal governments were generally caused by interest rate changes. These investments are guaranteed or sponsored by the U.S. Government, an agency thereof, or by a municipal government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company has not decided to sell the securities, and it is more likely than not it will not have to sell the securities before recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.
At June 30, 2010, twenty-three marketable equity securities have unrealized losses with aggregate depreciation of 13.6% from the Company’s cost basis. Although some issuers may have shown declines in earnings as a result of the weakened economy, the Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the depreciation of value and has analyzed the issuer’s financial condition and financial performance as well as industry analysts’ reports. Based on that evaluation as well as the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.
For the quarter ended June 30, 2010 the Company recognized OTTI losses totaling $42,000 on its investment in one marketable equity security. For the six months ended June 30, 2010 the Company recognized OTTI losses totaling $341,000 on its investment in one marketable equity security as well as certain commercial real estate partnerships which are carried at cost and evaluated for impairment quarterly based on an analysis of the financial statements of the partnerships and underlying real estate projects. At June 30, 2010 the Company had potential additional capital calls of approximately $4.4 million related to these partnership investments. These investments are not redeemable and the Company does not intend to sell any part of these investments at this time. The partnerships have a limited life of up to seven years over which the underlying assets are expected to be liquidated by the partnerships.

9. Fair Values of Assets and Liabilities
The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value, as follows:
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
Securities available for sale — The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities. Securities measured at fair value in Level 2 are based on independent market-based prices received from a third-party pricing service who utilizes pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include debt and mortgage-backed securities issued by government-sponsored enterprises including Federal Home Loan Mortgage Corporation (FHLMC) Federal National Mortgage Association (FNMA) and Government National Mortgage Association (GNMA) bonds, municipal bonds and corporate and other securities. The Company does not have any securities measured at fair value in Level 3 as of June 30, 2010.
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

Accrued interest — The carrying amounts of accrued interest approximate fair value.
Assets measured at fair value on a recurring basis are summarized below:

	June 30, 2010
	Level 1	Level 2	Level 3	Fair Value
Assets
Debt Securities:
Government-sponsored enterprises (GSE)	$—	$110,374	$—	$110,374
Municipal bonds	—	12,328	—	12,328
Corporate bonds and other obligations	—	1,343	—	1,343
GSE residential mortgage-backed	—	17,631	—	17,631
U.S. Government guaranteed residential mortagage-backed	—	40,055	—	40,055
Common stock	2,829	—	—	2,829

Securities available for sale	2,829	181,731	—	184,560

Total assets	$2,829	$181,731	$—	$184,560

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
Assets
Debt Securities:
Government-sponsored enterprises (GSE)	$—	$79,976	$—	$79,976
Municipal bonds	—	17,875	—	17,875
Corporate bonds and other obligations	—	1,351	—	1,351
GSE residential mortgage-backed	—	30,503	—	30,503
U.S. Government guaranteed residential mortagage-backed	—	33,636	—	33,636
Common stock	4,085	—	—	4,085

Securities available for sale	4,085	163,341	—	167,426

Total assets	$4,085	$163,341	$—	$167,426

There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2010. There were no liabilities measured at fair value at June 30, 2010 or December 31, 2009.
Also, the Company may be required, from time to time, to measure certain other assets or liabilities on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2010 and 2009. The gains or losses represent the amount of the write-down recorded during the periods noted on the assets held at period end.

					Six Months
				Quarter Ended	Ended
	June 30, 2010			June 30, 2010	June 30, 2010
				Total	Total
	Level 1	Level 2	Level 3	Gains/(Losses)	Gains/(Losses)
Assets
Impaired loans	$—	$—	$18,801	$(3,302)	$(5,405)
Other investments	—	—	6,357	(24)	(323)
Foreclosed assets	—	—	1,336	(189)	(264)

Total assets	$—	$—	$26,494	$(3,515)	$(5,992)

					Six Months
				Quarter Ended	Ended
	June 30, 2009			June 30, 2009	June 30, 2009
				Total	Total
	Level 1	Level 2	Level 3	Gains/(Losses)	Gains/(Losses)
Assets
Impaired loans	$—	$10,489	$—	$(1,502)	$(2,056)

Total assets	$—	$10,489	$—	$(1,502)	$(2,056)

Impaired loans level 3: Certain impaired loans held for investment were written down to the fair value, less costs to sell, of the underlying collateral securing these loans of $18.8 million, resulting in a loss of $3.3 million and $5.4 million, respectively, for the three and six months ended June 30, 2010, which was recognized in earnings through the provision for loan losses. The fair value of the collateral used by the Company represents that amount expected to be received from the sale of the property as determined by an independent, licensed or certified appraiser in accordance with Uniform Standards of Professional Appraisal Practice, using observable market data and discounted as considered necessary by management based on the date of valuation and new information deemed relevant to the valuation.
Other investments level 3: Equity investments in certain real estate partnerships were deemed impaired and adjusted to fair value based on an analysis of the financial statements of the partnerships and underlying real estate projects. This adjustment resulted in a loss of $24,000 and $323,000, respectively, for the three and six months ended June 30, 2010 which was recognized through OTTI charges.
Foreclosed assets level 3: Foreclosed assets were deemed impaired and adjusted to fair value through either the provision for loan losses or other expenses as a loss on other real estate owned. The fair value of foreclosed assets is that amount expected to be received from the sale of the property as determined by an independent, licensed or certified appraiser in accordance with Uniform Standards of Professional Appraisal Practice, using observable market data.
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

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$31,887	$31,887	$40,155	$40,155
Securities — Available for sale	184,560	184,560	167,426	167,426
Securities — Held to maturity	97	97	97	97
Federal Home Loan Bank of
Boston stock	10,932	10,932	10,932	10,932
Savings Bank Life Insurance stock	1,709	1,709	1,709	1,709
Other investments	6,357	6,357	4,552	4,552
Loans and loans held for sale	647,585	659,126	653,334	656,978
Accrued interest receivable	3,191	3,191	3,306	3,306

Financial liabilities:
Deposits	674,776	681,463	651,378	656,038
Repurchase agreements	3,927	3,927	6,386	6,386
FHLB advances	148,595	157,938	160,352	167,331
Mortgagors’ escrow accounts	930	930	1,058	1,058
10. Subsequent Events
On July 26, 2010 the Company announced that the Board of Directors of the Company and the Bank had voted to terminate the Bank’s Employee Stock Ownership Plan (the “Plan”), effective August 1, 2010. As of June 30, 2010, the Plan held 784,641 shares, or approximately 9% of the Company’s total outstanding shares of common stock, of which 549,792 shares are unallocated. The Bank will file a request for a favorable determination letter with the Internal Revenue Service on the tax-qualified status of the Plan on termination. On and after termination of the Plan, no further contributions will be made on the outstanding Plan loan. Those payments previously made in the current Plan year will cause the release of approximately 27,490 shares from the unallocated stock fund and those shares will be allocated to participants for the year in which the Plan terminates. In connection with the termination of the Plan and upon receipt of the favorable determination letter from the Internal Revenue Service, it is anticipated that the Plan Trustee will transfer approximately 522,302 shares to LB Funding Corp., a wholly-owned subsidiary of the Company, to satisfy the Plan loan. Upon such transfer, the 522,302 shares would be treated as treasury stock. If the shares in the unallocated stock fund are insufficient to repay the outstanding loan in full, the Company intends to forgive the remaining balance, subject to Internal Revenue Service approval.
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
Allowance for Loan Losses. The determination of the allowance for loan losses is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary. The allowance is evaluated on a regular basis by management and is based on a periodic review of the collectibility of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. Please refer to the Allowance for Loan Losses section within Item 2 for a more detailed discussion of the allowance.
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
Fair Values of Assets and Liabilities: The Company groups its assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Please refer to note 9: Fair Values of Assets and Liabilities within Item 1 for a more detailed discussion of fair value.
Goodwill. Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The Company recorded goodwill in connection with the purchase of a financial institution in 1997. Additionally, the Company recorded goodwill in connection with the purchase of branch offices in 2007 located in Eastern New York State, and in March 2009 located in Haydenville, Massachusetts. Most recently, in the second quarter of 2010, the Company recorded goodwill in connection with the acquisition of a wealth management company located in Pittsfield, Massachusetts. The total book value of goodwill is approximately $11.6 million and $9.7 million as of June 30, 2010 and 2009, respectively.

Generally, financial information is to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company evaluates its performance and allocates resources based on a single segment concept. Accordingly, there are no separately identified material operating segments for which discrete financial information is available. The Company does not derive revenues from, or have assets located in foreign countries, nor does it derive revenues from any single customer that represents 10% or more of its total revenues. Therefore, all of the Company’s operations are considered by management to be aggregated in one reportable segment, and the entire amount of goodwill is allocated to this one reporting segment.
The fair value of goodwill is analyzed at least annually and this analysis utilizes three separate methodologies. First, a market approach is used which incorporates a review of comparable market transactions for peer companies, relying on recent merger and acquisition data from these comparable transactions to estimate the price multiple at which the Company would be acquired in a hypothetical market transaction. The second approach used was the asset approach, or replacement cost approach which entails stating the recorded assets and liabilities of the Company on a fair market value basis, and the value of the Company’s equity is determined as the difference between the total fair value amounts for assets and liabilities. The third approach utilized was the income approach which constructed a discounted cash flow model from financial projections. The concluded fair value is calculating by weighting the values obtained based on the relevance of the methodology based on the facts and circumstances for the Company on the valuation date. The greatest weight (50%) was placed on the market approach given the amount of data obtainable on comparable transactions. A 30% weight was applied to the asset approach due to the precision of the fair value estimates provided. Lastly, a 20% or smallest weight was applied to the income approach/discounted cash flow model due to the inherent uncertainty in forecasting future performance, and the appropriate market discount rate. Impairment, if any, identified under this analysis is recognized in the period identified. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels. The Company performs an annual impairment test as of June 30. The impairment testing as of June 30, 2010 and 2009 indicated that no impairment charge was required as of those dates. The analysis indicated that the fair value of the Company’s equity exceeded its carrying value by 13.8% and 14.4% as of June 30, 2010 and 2009, respectively.
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
Comparison of Financial Condition at June 30, 2010 and December 31, 2009
Overview: Total assets remained relatively flat, increasing $10.0 million, or 1.1% from $946.3 million at December 31, 2009 to $956.2 million at June 30, 2010. Within the overall balance sheet, investment securities increased while short term investments and net loans decreased. On the liability side, an increase in total deposits was partially offset by a decrease in borrowings from the Federal Home Loan Bank of Boston (FHLBB), as discussed below.
Investment Activities: Cash and short-term investments decreased by $8.3 million, or 20.6%, from $40.2 million at December 31, 2009 to $31.9 million at June 30, 2010. Available for sale securities increased $17.1 million, or 10.2%, from $167.4 million at December 31, 2009 to $184.6 million, or 19.3% of total assets, at June 30, 2010. The portfolio consists primarily of debt obligations issued by certain government-sponsored agencies and municipalities. Additionally, the portfolio includes mortgage-backed securities with a fair value of $57.7 million, all of which are issued or backed by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or other government-sponsored agencies. Restricted equity securities and other investments totaled $19.0 million at June 30, 2010 and consisted primarily of stock in the Federal Home Loan Bank of Boston (FHLBB) totaling $10.9 million, which must be held as a condition of membership in the Federal Home Loan Bank System and as a condition to Legacy Banks’ borrowing under the FHLBB advance program. Other investments also include interests in certain commercial real estate investment partnerships of $6.2 million. At June 30, 2010 the Company had potential additional capital calls of approximately $4.4 million related to these partnership investments. The remaining $1.9 million consisted of investments in Savings Bank Life Insurance of Massachusetts, the Community Investment Fund, Depositors Insurance Fund and other investments. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At June 30, 2010		At December 31, 2009
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)
Securities available for sale:
Government-sponsored enterprises (GSE)	$109,661	$110,374	$80,393	$79,976
Municipal bonds	12,060	12,328	17,521	17,875
Corporate bonds and other obligations	1,315	1,343	1,321	1,351
GSE residential mortgage-backed	16,768	17,631	29,591	30,503
U.S. Government guaranteed residential mortagage-backed	39,217	40,055	33,625	33,636

Total debt securities	179,021	181,731	162,451	163,341

Common stock	3,080	2,829	3,239	4,085

Total securities available for sale	182,101	184,560	165,690	167,426

Securities held to maturity:

Other bonds and obligations	97	97	97	97

Restricted equity securities and other investments:

Federal Home Loan Bank of Boston stock	10,932	10,932	10,932	10,932
Savings Bank Life Insurance	1,709	1,709	1,709	1,709
Real estate partnerships	6,205	6,205	4,397	4,397
Other investments	152	152	155	155

Total restricted equity securities and other investments	18,998	18,998	17,193	17,193

Total securities	$201,196	$203,655	$182,980	$184,716

Lending Activities: Total net loans, excluding loans held for sale, at June 30, 2010 were $646.8 million, a decrease of $5.8 million, or 0.9%, from $652.6 million at December 31, 2009. The following table sets forth the composition of the Bank’s loan portfolio (excluding loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At June 30, 2010		At December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans on real estate:
Residential	$278,386	42.51%	$285,618	43.12%
Commercial	261,787	39.97	263,910	39.85
Home equity	69,493	10.61	69,625	10.51

	609,666	93.09	619,153	93.48

Other loans:
Commercial	33,760	5.16	31,373	4.74
Consumer and other	11,492	1.75	11,791	1.78

	45,252	6.91	43,164	6.52

Total loans	654,918	100.00%	662,317	100.00%

Other Items:
Net deferred loan costs	1,331		1,400
Allowance for loan losses	(9,468)		(11,089)

Total Loans, net	$646,781		$652,628

Residential mortgages decreased $7.2 million, or 2.5% as the majority of the residential mortgage activity was in the 30 year fixed rate category, a product which the Bank generally sells in the secondary market with servicing retained. Commercial real estate loans decreased $2.1 million, or 0.8%, primarily due to loan payoffs and specific loan charge-offs during the quarter. Offsetting some of this decrease was growth in other commercial loans which increased $2.4 million, or 7.6%.

Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. No interest income from these loans was recorded in net income for the three and six month period ended June 30, 2010 while they were on non-accrual status. If the non-accrual loans had been current, the gross interest income that would have been recorded was approximately $263,000 and $522,000 for the three and six month period ended June 30, 2010, respectively. At June 30, 2010 the Bank had twenty-one troubled debt restructurings (loans for which a portion of interest or principal has been forgiven, or the loans have been modified to lower the interest rate or extend the original term) totaling approximately $11.3 million. Which included $10.8 million of commercial real estate loans and $454,000 of other commercial loans. The modifications to these loans generally include an extension of the maturity date or a change to interest only payments for a temporary period of time. The interest income recorded from these loans amounted to approximately $163,000 for the six month period ended June 30, 2010. The Bank had seven troubled debt restructurings totaling $10.8 million at December 31, 2009.

	At June 30,	At December 31,
	2010	2009
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$3,672	$4,822
Commercial mortgage	11,476	13,942
Commercial	583	743
Home equity, consumer and other	68	71

Total non-accrual loans	15,799	19,578

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—
Commercial mortgage	—	—
Commercial	—	—
Home equity, consumer and other	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	15,799	19,578

Other real estate owned	1,336	1,195

Total non-performing assets (NPAs)	$17,135	$20,773

Troubled debt restructurings included in NPAs	$4,475	$5,904
Troubled debt restructurings not included in NPAs	6,792	4,886

Total troubled debt restructurings	$11,267	$10,790

Ratios:
Non-performing loans to total loans	2.41%	2.96%
Non-performing assets to total assets	1.79%	2.20%
Overall nonperforming loans (NPLs) were $15.8 million at June 30, 2010, a decrease of $3.8 million as compared to December 31, 2009. Part of this decrease was a result of the Bank charging off $7.8 million of loan balances, $4.0 million of which had been reserved for prior to December 31, 2009. The increase in charge-off activity relates to updated valuations of collateral dependent loans for the six months ended June 30, 2010. Collateral dependent loans are adjusted to fair value less selling costs by partial charge-offs once the loss is confirmed on a case by case basis after considering factors such as the borrower’s resources, expectation of foreclosure and alternative source of recovery. These charge-offs also reduced the overall ratio of nonperforming assets to total assets to 1.79% at June 30, 2010 as compared to 2.20% at December 31, 2009. The Bank continues to monitor all loans very closely and analyze their balance to the value of any underlying collateral, with the establishment of a specific reserve against the loan if deemed necessary. Loans are generally placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due.
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
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank generally does not separately identify individual consumer and residential loans for impairment disclosures. At June 30, 2010, impaired loans totaled $28.8 million with a corresponding specific reserve allowance of $2.6 million. This specific reserve is part of the overall loan loss reserve.
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

	At or for the three		At or for the six months
	months ended June 30,		ended June 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Balance at beginning of period	$8,099	$7,330	$11,089	$6,642

Charge-offs:
Mortgage loans on residential real estate:	—	—	(35)	—
Mortgage loans on commercial real estate:	(2,172)	—	(7,349)	—
Other loans:
Commercial	(201)	—	(398)	(14)
Consumer and other	(23)	(69)	(43)	(126)

Total other loans	(224)	(69)	(441)	(140)

Total charge-offs	(2,396)	(69)	(7,825)	(140)
Recoveries:
Mortgage loans on real estate	—	1	—	1
Other loans:
Commercial	—	18	—	30
Consumer and other	9	27	28	46

Total other loans	9	45	28	76

Total recoveries	9	46	28	77
Net recoveries (charge-offs)	(2,387)	(23)	(7,797)	(63)

Provision for loan losses	3,756	1,506	6,176	2,234

Balance at end of period	$9,468	$8,813	$9,468	$8,813

Ratios:
Net recoveries (charge-offs) to average loans outstanding - 12 month rolling average			(1.25%)	(0.02%)

Allowance for loan losses to non-performing loans at end of period			59.93%	59.00%

Allowance for loan losses to total loans at end of period			1.45%	1.30%

Mortgage Servicing Rights: The Company had $503,000 of mortgage servicing rights on its balance sheet as of June 30, 2010 as compared to $514,000 at December 31, 2009. The Company recorded servicing fee income of $34,000 and $64,000 for the three and six month periods ended June 30, 2010, respectively. The amount of mortgage loans serviced by the Company for others amounted to approximately $82.1 million as of June 30, 2010.
Deposits: The following table sets forth the Bank’s deposit accounts (excluding escrow deposits) at the dates indicated:

	At June 30, 2010		At December 31, 2009
	Balance	Percent	Balance	Percent
	(Dollars in Thousands)
Deposit type:
Demand	$70,651	10.47%	$75,232	11.55%
Regular savings	52,461	7.78	49,883	7.66
Relationship savings	142,538	21.12	125,328	19.24
Money market deposits	72,337	10.72	63,077	9.68
NOW deposits	46,516	6.89	48,546	7.45

Total transaction accounts	384,503	56.98	362,066	55.58

Term certificates less than $100,000	168,413	24.96	174,284	26.76
Term certificates $100,000 or more	121,860	18.06	115,028	17.66

Total certificate accounts	290,273	43.02	289,312	44.42

Total deposits	$674,776	100.00%	$651,378	100.00%

Deposits increased $23.4 million or 3.6% from $651.4 million at December 31, 2009 to $674.8 million at June 30, 2010. The increase in deposits was primarily in relationship savings and money market deposits which increased $17.2 million, or 13.7% and $9.3 million or 14.7%, respectively. These increases were partially offset by decreases primarily in demand and NOW deposits. At June 30, 2010 CDs represented 43.0% of total deposits, slightly less than at December 31, 2009.
Borrowings: Advances from the FHLBB and securities sold under agreements to repurchase have decreased $14.2 million, or 8.5%, to $152.5 million at June 30, 2010. The increase in overall deposits has allowed the Bank to pay off high rate FHLBB borrowings as they matured during the year.
Stockholders’ Equity: Overall stockholders’ equity decreased by $2.5 million, or 2.0% during the first six months of 2010. Total equity was impacted by the net loss of $2.6 million, the declaration of a dividend of $0.05 per share during the first and second quarter of 2010 and the purchase of 43,000 shares of stock at an average price of $9.30 per share as part of the Stock Repurchase Program announced in March 2009. These decreases to equity were partially offset by the amortization of unearned compensation and an increase in the unrealized gain on available-for-sale investment securities.
Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009
Net loss for the three months ended June 30, 2010 was $1.4 million, as compared to a net loss of $1.5 million for the same period in 2009. The decrease in the loss was primarily due to an increase in net gains on the sales of securities and a decrease in the charges taken on certain investments deemed to be other-than-temporarily-impaired, offset by an increase in the provision for loan losses, as discussed below.
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

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Average			Average Outstanding
	Outstanding Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
			(Dollars in thousands)
Interest-earning assets:
Loans — Net (2)	$641,497	$9,027	5.63%	$685,660	$9,803	5.72%
Investment securities	206,586	1,403	2.72%	183,022	1,781	3.89%
Short-term investments	16,122	7	0.17%	18,488	3	0.06%

Total interest-earning assets	864,205	10,437	4.83%	887,170	11,587	5.22%
Non-interest-earning assets	78,636			73,370

Total assets	$942,841			$960,540

Interest-bearing liabilities:
Savings deposits	$51,976	34	0.26%	$51,768	44	0.34%
Relationship savings	139,321	300	0.86%	120,731	380	1.26%
Money market	68,286	115	0.67%	72,699	186	1.02%
NOW accounts	44,823	32	0.29%	44,548	45	0.40%
Certificates of deposits	287,989	1,797	2.50%	281,784	2,143	3.04%

Total interest-bearing deposits	592,395	2,278	1.54%	571,530	2,798	1.96%
Borrowed funds	155,017	1,410	3.64%	189,940	1,877	3.95%

Total interest-bearing liabilities	747,412	3,688	1.97%	761,470	4,675	2.46%
Non-interest-bearing liabilities	72,859			72,890

Total liabilities	820,271			834,360
Equity	122,570			126,180

Total liabilities and equity	$942,841			$960,540

Net interest income		$6,749			$6,912

Net interest rate spread (3)			2.86%			2.76%
Net interest-earning assets (4)	$116,793			$125,700

Net interest margin (5)			3.12%			3.12%
Average interest-earning assets to interest-bearing liabilities			115.63%			116.51%

(1)	Yields and rates for the three months ended June 30, 2010 and 2009 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended June 30, 2010 and 2009.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
The following table presents the dollar amount of changes in interest income and interest expense for the major categories of the Bank’s interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest- bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended June 30,
	2010 vs. 2009
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)

Interest-earning assets:
Loans — Net	$(624)	$(152)	$(776)
Investment securities	283	(661)	(378)
Short-term investments	—	4	4

Total interest-earning assets	(341)	(809)	(1,150)

Interest-bearing liabilities:
Savings deposits	—	(10)	(10)
Relationship savings	76	(156)	(80)
Money market	(10)	(61)	(71)
NOW accounts	—	(13)	(13)
Certificates of deposits	49	(395)	(346)

Total deposits	115	(635)	(520)
Borrowed funds	(327)	(140)	(467)

Total interest-bearing liabilities	(212)	(775)	(987)

Change in net interest income	$(129)	$(34)	$(163)

Net interest income for the three months ended June 30, 2010 was $6.7 million, a decrease of $163,000, or 2.4%, over the same period of 2009. This decrease was primarily a result of a decrease in the net loan portfolio, as outlined below.
Interest income for the three months ended June 30, 2010 decreased $1.2 million, or 9.9%, to $10.4 million as compared to $11.6 million in the same period of 2009. This decrease was driven by both an overall decrease in market rates as well as a decrease in the net loan portfolio. The yield on interest-earning assets was 4.83% for the quarter, a decrease of 39 basis points from a yield of 5.22% in the second quarter of 2009, resulting in a decrease in interest income of $809,000. Average outstanding net loans decreased $44.2 million, or 6.4%, primarily due to commercial loan payoffs and charge-offs, as well as the volume of refinancing of fixed-rate residential mortgages, which the Bank sells into the secondary market. Some of the cash flow from the refinancing and sale of these mortgages was reinvested into investment securities, resulting in an increase of $23.6 million, or 12.9% in their average balance for the quarter as compared to the same period in 2009. This overall change in volume of earning assets resulted in a decrease in interest income of $341,000.
Interest expense decreased $987,000, or 21.1%, to $3.7 million for the three months ended June 30, 2010 as compared to $4.7 million during the same period in 2009. Average interest-bearing liabilities in the second quarter of 2010 decreased $14.1 million, or 1.8%, as compared to the same quarter of 2009, accounting for a decrease to interest expense of $212,000. The average cost of funds decreased to 1.97% for the three month period ended June 30, 2010, a decrease of 49 basis points from a cost of funds of 2.46% for the same period in 2009, resulting in a decrease in interest expense of $775,000.
Provision for loan loss expense increased $2.3 million to $3.8 million for the three months ended June 30, 2010 as compared to a provision expense of $1.5 million for the three months ended June 30, 2009. This increase reflected both the difference in the amount of and mix of loan growth for the period as well as higher specific reserves established against certain loans in 2010. Additionally, as part of a continuous review and analysis of current market and economic conditions by management, the Company adjusted the reserve ratio applied to certain loan categories in 2010. The charge-offs of specific non-performing loans also resulted in the reduction in the ratio of the allowance for loan losses to total loans to 1.45% at June 30, 2010, as compared to 1.67% at December 31, 2009 and 1.30% at June 30, 2009.
Non-interest income for the second quarter was $2.6 million, an increase of $2.4 million as compared to the same period of 2009. The primary cause of the increase was the decrease in the amount of writedowns taken on investments deemed to be OTTI as well as an increase in the net gain on the sale of investment securities. The Bank incurred $66,000 of OTTI credit losses on certain limited partnership and equity investments during the second quarter of 2010 as compared to a charge of $1.4 million on certain bonds, equities and limited partnership investments in the second quarter of 2009. Portfolio management fees increased $211,000, or 78.4% in the second quarter of 2010 as compared to the same period of 2009 primarily as a result of the Bank’s acquisition of the Renaissance Investment Group in April 2010. In 2010, the Bank also had increases in customer fees, insurance and other fees, partially offset by a decrease on the gain on sale of mortgages.

Non-interest expense increased $115,000, or 1.5%, to $7.8 million for the three months ended June 30, 2010 as compared to the same period of 2009. Increases in salaries and benefits, data processing, professional fees and other general and administration expense were partially offset by a decrease in FDIC insurance expense.
Income tax benefit increased $212,000 to $765,000 in the second quarter of 2010 from a benefit of $553,000 in the second quarter of 2009 partially as a result of the increase in net loss before taxes. The Company’s combined federal and state effective tax rate for the second quarter of 2010 was 35.7% as compared to 27.0% in the second quarter of 2009.
Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009
Net loss for the six months ended June 30, 2010 was $2.6 million, as compared to a net loss of $2.3 million for the same period in 2009. The increase in the loss was primarily due to an increase in the provision for loan losses, offset somewhat by an increase in net gains on the sales of securities and a decrease in the charges taken on certain investments deemed to be other-than-temporarily-impaired, as discussed below.
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

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net (2)	$644,587	$18,323	5.69%	$689,985	$19,835	5.75%
Investment securities	198,540	2,755	2.78%	170,726	3,681	4.31%
Short-term investments	15,934	13	0.16%	20,295	7	0.07%

Total interest-earning assets	859,061	21,091	4.91%	881,006	23,523	5.34%
Non-interest-earning assets	78,486			73,524

Total assets	$937,547			$954,530

Interest-bearing liabilities:
Savings deposits	$51,109	67	0.26%	$50,960	93	0.36%
Relationship savings	133,790	623	0.93%	122,164	858	1.40%
Money market	66,322	246	0.74%	65,119	385	1.18%
NOW accounts	44,517	65	0.29%	43,024	94	0.44%
Certificates of deposits	288,579	3,716	2.58%	280,688	4,374	3.12%

Total interest-bearing deposits	584,317	4,717	1.61%	561,955	5,804	2.07%
Borrowed funds	157,728	2,870	3.64%	194,408	3,849	3.96%

Total interest-bearing liabilities	742,045	7,587	2.04%	756,363	9,653	2.55%
Non-interest-bearing liabilities	72,389			72,367

Total liabilities	814,434			828,730
Equity	123,113			125,800

Total liabilities and equity	$937,547			$954,530

Net interest income		$13,504			$13,870

Net interest rate spread (3)			2.87%			2.79%
Net interest-earning assets (4)	$117,016			$124,643

Net interest margin (5)			3.14%			3.15%
Average interest-earning assets to interest-bearing liabilities			115.77%			116.48%

(1)	Yields and rates for the six months ended June 30, 2010 and 2009 are annualized.

(2)	Includes loans held for sale.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the six months ended June 30, 2010 and 2009.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Six Months Ended June 30,
	2010 vs. 2009
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans — Net	$(1,305)	$(207)	$(1,512)
Investment securities	785	(1,711)	(926)
Short-term investments	(2)	8	6

Total interest-earning assets	(522)	(1,910)	(2,432)

Interest-bearing liabilities:
Savings deposits	—	(26)	(26)
Relationship savings	92	(327)	(235)
Money market	7	(146)	(139)
NOW accounts	3	(32)	(29)
Certificates of deposits	127	(785)	(658)

Total deposits	229	(1,316)	(1,087)
Borrowed funds	(685)	(294)	(979)

Total interest-bearing liabilities	(456)	(1,610)	(2,066)

Change in net interest income	$(66)	$(300)	$(366)

Net interest income for the six months ended June 30, 2010 was $13.5 million, a decrease of $366,000, or 2.6%, over the same period of 2009. This decrease was a result of both the difference in net interest margin in each period as well as a decrease in the net loan portfolio, as outlined below.
Interest income for the six months ended June 30, 2010 decreased $2.4 million, or 10.3%, to $21.1 million as compared to $23.5 million in the same period of 2009. This decrease was mostly rate driven as the yield on interest-earning assets was 4.91% for the first half of 2010, a decrease of 43 basis points from a yield of 5.34% in the first half of 2009, resulting in a decrease in interest income of $1.9 million. Average outstanding net loans decreased $45.4 million, or 6.6%, primarily due to commercial loan payoffs and charge-offs, as well as the volume of refinancing of fixed-rate residential mortgages, which the Bank sells into the secondary market. Much of the cash flow from the refinancing and sale of these mortgages was reinvested into investment securities, resulting in an increase of $27.8 million, or 16.3% in their average balance for the first half of 2010 as compared to the same period in 2009. This overall change in volume of earning assets resulted in a decrease in interest income of $522,000.
Interest expense decreased $2.1 million, or 21.4%, to $7.6 million for the six months ended June 30, 2010 as compared to $9.7 million during the same period in 2009. Average interest-bearing liabilities in the first half of 2010 decreased $14.3 million, or 1.9%, as compared to the same period of 2009, accounting for a decrease to interest expense of $456,000. The average cost of funds decreased to 2.04% for the six month period ended June 30, 2010, a decrease of 51 basis points from a cost of funds of 2.55% for the same period in 2009, resulting in a decrease in interest expense of $1.6 million.
Provision for loan loss expense increased $3.9 million to $6.2 million for the six months ended June 30, 2010 as compared to a provision expense of $2.2 million for the six months ended June 30, 2009. This increase reflected both the difference in the amount of and mix of the net change in loan balances in each period, as well as higher specific reserves established against certain loans in 2010. Additionally, as part of a continuous review and analysis of current market and economic conditions by management, the Company adjusted the reserve ratio applied to certain loan categories in 2010. The charge-offs of specific non-performing loans also resulted in the reduction in the ratio of the allowance for loan losses to total loans to 1.44% at June 30, 2010, as compared to 1.67% at December 31, 2009 and 1.30% at June 30, 2009.
Non-interest income was $3.7 million in the first six months of 2010, an increase of $3.8 million as compared to the same period of 2009. The primary cause of the increase was the decrease in the amount of writedowns taken on investments deemed to be OTTI as well as an increase in the net gain on the sale of investment securities. The Bank incurred $365,000 of OTTI credit losses on certain limited partnership and equity investments during the first half of 2010 as compared to a charge of $3.0 million on certain bonds, equities and limited partnership investments in the second quarter of 2009. Portfolio management fees increased $271,000, or 55.3% in the 2010 as compared to the same period of 2009 primarily as a result of the Bank’s acquisition of the Renaissance Investment Group in April 2010. In 2010, the Bank also had increases in customer fees, insurance and other fees, partially offset by a decrease on the gain on sale of mortgages.

Non-interest expense increased $212,000, or 1.4%, to $14.9 million for the first six months ended June 30, 2010 as compared to the same period of 2009. Increases in salaries and benefits, data processing, professional fees and other general and administration expense were partially offset by a decrease in occupancy expenses and FDIC insurance expense.
Income tax benefit increased $410,000 to $1.3 million in the first half of 2010 from a benefit of $900,000 in the first half of 2009 partially as a result of the increase in net loss before taxes. The Company’s combined federal and state effective tax rate for the first six months of 2010 was 33.3% as compared to 28.3% in the same period of 2009.
Minimum Regulatory Capital Requirements: As of June 30, 2010, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s capital amounts and ratios as of June 30, 2010 and December 31, 2009 are presented in the table.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010:
Total capital to risk weighted assets	$74,173	11.6%	$51,115	8.0%	$63,894	10.0%
Tier 1 capital to risk weighted assets:	66,165	10.4	25,558	4.0	38,336	6.0
Tier 1 capital to average assets:	66,165	7.3	36,018	4.0	45,023	5.0

December 31, 2009:
Total capital to risk weighted assets:	$81,484	12.3%	$52,824	8.0%	$66,030	10.0%
Tier 1 capital to risk weighted assets:	72,811	11.0	26,412	4.0	39,618	6.0
Tier 1 capital to average assets:	72,811	8.0	36,232	4.0	45,290	5.0
Contractual Obligations. Additional information relating to payments due under contractual obligations is presented in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 2009. The following table presents information indicating various contractual obligations and commitments of the Company as of June 30, 2010 and the respective maturity dates:

	June 30, 2010
			More than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
	(Dollars in Thousands)
Federal Home Loan Bank of Boston advances	$148,595	$13,500	$45,000	$51,900	$38,195
Securities sold under agreements to repurchase	3,927	3,927	—	—	—

Total contractual obligations	$152,522	$17,427	$45,000	$51,900	$38,195

Off-Balance Sheet Arrangements: Other than loan commitments and other contingencies shown below, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Bank’s loan commitments and other contingencies outstanding as of June 30, 2010:

	June 30, 2010
			More than	More than
			One Year	Three Years
		One Year or	through	Through Five	Over Five
	Total	Less	Three Years	Years	years
	(Dollars in Thousands)
Commitments to grant loans (1)	$9,569	$9,569	$—	$—	$—
Commercial loan lines-of-credit	12,850	12,850	—	—	—
Unused portion of home equity loans (2)	62,972	2,074	9,282	15,082	36,534
Unused portion of construction loans (3)	2,689	2,689	—	—	—
Unused portion of overdraft lines-of-credit(4)	4,775	—	—	—	4,775
Unused portion of personal lines-of-credit(5)	752	—	—	—	752
Standby letters of credit(6)	3,221	3,221	—	—	—
Other commitments and contingencies(7)	4,383	—	4,383	—	—

Total loan and other commitments	$101,211	$30,403	$13,665	$15,082	$42,061

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of residential construction loans are available to the borrower for up to one year. Commercial construction loans maturities may be longer than one year.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.

(7)	Other commitments relate primarily to potential additional capital calls the Company is committed to contribute as part of its investment in certain real estate limited partnerships.
Item 3: Quantitative and Qualitative Disclosures about Market Risks
There has been no material change in the Company’s market risk during the six months ended June 30, 2010. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Bank to measure its interest rate risk.
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
Item 1A. Risk Factors
In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 15, 2010. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.
Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, the new law provides that the Office of Thrift Supervision, which currently is the primary federal regulator for the Company, will cease to exist one year from the date of the new law’s enactment. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company. Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.
The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.
The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.
The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions such as Legacy Banks with $10 billion or less in assets will continued to be examined for compliance with the consumer laws by their primary bank regulators.
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sales of Equity Securities — Not applicable

(b)	Use of Proceeds — Not applicable

(c)	Repurchase of Our Equity Securities — In March 2009 the Company announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 439,095 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Purchases under this Stock Repurchase Program in the second quarter of 2010 were as follows:

			(c) Total Number of	(d) Maximum Number or
			Shares Purchased as	Approximate Dollar Value of
	(a) Total Number		Part of	Shares that May Yet Be
	of Shares	(b) Average Price	Publicly announced Plans	Purchased Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
April 1 — 30	12,200	$9.59	12,200	344,445
May 1 — 31	4,500	$9.18	4,500	339,945
June 1 — 30	11,100	$8.67	11,100	328,845
In the period from July 1, 2010 to August 4, 2010, the Company purchased an additional 14,900 shares under the repurchase program at an average price of $8.36 per share. Any further repurchases under the Stock Repurchase Program will be made through open market purchase transactions from time to time. The amount and exact timing of any repurchases will depend on market conditions and other factors, at the discretion of management of the Company. There is no assurance that the Company will repurchase shares during any period.
Item 3. Defaults Upon Senior Securities
None
Item 4. (Removed and Reserved)
Item 5 Other Information
None

Item 6: Exhibits

3.1	Certificate of Incorporation of Legacy Bancorp, Inc.(1)
3.2	Bylaws of Legacy Bancorp, Inc. (as amended) (1)
10.1	Legacy Banks ESOP Trust Agreement(2)
10.2	ESOP Plan Document (2)
10.3	ESOP Loan Documents (2)
10.4.1	Employment Agreement between Legacy Banks and J. Williar Dunlaevy (2)
10.4.2	Employment Agreement between Legacy Banks and Michael A. Christopher (2)
10.4.3	Employment Agreement between Legacy Banks and Steven F. Pierce (2)
10.4.4	Employment Agreement between Legacy Banks and Stephen M. Conley (2)
10.4.5	Employment Agreement between Legacy Banks and Richard M. Sullivan (2)
10.5.1	Employment Agreement between Legacy Bancorp, Inc. and J. Williar Dunlaevy (2)
10.5.2	Employment Agreement between Legacy Bancorp, Inc. and Michael A. Christopher (2)
10.5.3	Employment Agreement between Legacy Bancorp, Inc. and Steven F. Pierce (2)
10.5.4	Employment Agreement between Legacy Bancorp, Inc. and Stephen M. Conley (2)
10.5.5	Employment Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan (2)
10.5.6	Separation Agreement and General Release dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher (4)
10.5.7	Separation Agreement and General Release dated as of December 21, 2007 between Legacy Bancorp, Inc., Legacy Banks and Stephen M. Conley (5)
10.5.8	Consulting Agreement dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher (4)
10.5.9	Purchase Agreement by and between First Niagara Bank and Legacy Banks dated as of July 25, 2007 (6)
10.5.10	Change In Control Agreement between Legacy Bancorp, Inc. and Paul H. Bruce (7)
10.5.11	Change In Control Agreement between Legacy Bancorp, Inc. and Kimberly A. Mathews (7)
10.5.12	Purchase Agreement by and between The Bank of Western Massachusetts and Legacy Banks dated as of December 15, 2008 (8)
10.5.13	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and J. Williar Dunlaevy (9)
10.5.14	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and Steven F. Pierce (9)
10.5.15	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and Richard M. Sullivan (9)
10.5.16	Amended and Restated Supplemental Executive Retirement Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and J. Williar Dunlaevy (9)
10.5.17	Employment Agreement effective as of April, 2010 by and between Legacy Bancorp, Inc., Legacy Banks and Patrick J. Sullivan (10)
10.5.18	Separation Agreement and General Release dated as of May 11, 2010 between Legacy Bancorp, Inc., Legacy Banks and Steven F. Pierce (11)
10.11	2006 Equity Incentive Plan (3)
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Notes to Consolidated Financial Statements within Part I, “Financial Statements”
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Paul H. Bruce
32	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005 filed October 27, 2005.

(2)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended.

(3)	Incorporated by reference from the Registrant’s Definitive Proxy Statement on Form DEF 14A filed September 28, 2006

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 5, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 21, 2007.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 25, 2007.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed October 30, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 16, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 25, 2008.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed March 4, 2010.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 11, 2010.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY BANCORP, INC.
Date: August 6, 2010	/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date: August 6, 2010	/s/ Paul H. Bruce
Paul H. Bruce
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)