Form 10-Q
period 2010-09-30
Legacy Bancorp, Inc.
filed 2010-11-05
CIK 1332199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
Yes ☐ No ☑
The number of shares of Common Stock outstanding as of November 3, 2010 was 8,641,112.

LEGACY BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Cash and due from banks	$18,152	$11,281
Short-term investments	14,371	28,874

Cash and cash equivalents	32,523	40,155

Securities — Available for sale	199,569	167,426
Securities — Held to maturity	97	97
Restricted equity securities and other investments — at cost	19,595	17,193
Loans held for sale	2,470	706
Loans, net of allowance for loan losses of $9,375 in 2010 and $11,089 in 2009	643,834	652,628
Premises and equipment, net	19,427	19,568
Accrued interest receivable	2,942	3,306
Goodwill, net	11,558	9,730
Other intangible assets	3,676	2,654
Net deferred tax asset	9,270	10,202
Bank-owned life insurance	16,832	16,263
Foreclosed assets	2,103	1,195
Other assets	8,144	5,142

	$972,040	$946,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$80,510	$75,232
Interest-bearing	614,488	576,146

Total deposits	694,998	651,378
Securities sold under agreements to repurchase	4,169	6,386
Federal Home Loan Bank advances	145,092	160,352
Mortgagors’ escrow accounts	1,098	1,058
Accrued expenses and other liabilities	9,238	5,724

Total liabilities	854,595	824,898

Commitments and contingencies

Stockholders’ Equity
Preferred Stock ($.01 par value, 10,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized and 10,308,600 issued at September 30, 2010 and December 31, 2009; 8,653,712 outstanding at September 30, 2010 and 8,734,712 outstanding at December 31, 2009)	103	103
Additional paid-in-capital	103,031	102,788
Unearned Compensation — ESOP	(6,956)	(7,322)
Unearned Compensation — Equity Incentive Plans	(1,479)	(2,078)
Retained earnings	44,213	48,998
Accumulated other comprehensive income	992	711
Treasury stock, at cost (1,654,888 shares at September 30, 2010 and 1,573,888 shares at December 31, 2009)	(22,459)	(21,833)

Total stockholders’ equity	117,445	121,367

	$972,040	$946,265

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months
	September 30,		Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Interest and dividend income:
Loans	$9,005	$9,642	$27,328	$29,478
Securities:
Taxable	1,106	1,552	3,534	4,911
Tax-Exempt	83	167	409	488
Short-term investments	4	3	17	10

Total interest and dividend income	10,198	11,364	31,288	34,887

Interest expense:
Deposits	2,193	2,656	6,910	8,460
Federal Home Loan Bank advances	1,398	1,748	4,249	5,561
Other borrowed funds	5	16	23	52

Total interest expense	3,596	4,420	11,182	14,073

Net interest income	6,602	6,944	20,106	20,814
Provision for loan losses	2,174	101	8,350	2,334

Net interest income after provision for loan losses	4,428	6,843	11,756	18,480

Non-interest income:
Total other-than-temporary impairment losses	(14)	(3,426)	(379)	(8,927)
Related loss (gain) recognized in other comprehensive income	—	(226)	—	2,264

Net impairment losses	(14)	(3,652)	(379)	(6,663)
Customer service fees	731	736	2,216	2,140
Portfolio management fees	595	233	1,355	723
Income from bank owned life insurance	177	90	474	418
Insurance, annuities and mutual fund fees	19	25	103	84
Gain on sales of securities, net	343	199	1,573	241
Gain on sales of loans, net	119	156	249	725
Miscellaneous	12	9	72	33

Total non-interest income	1,982	(2,204)	5,663	(2,299)

Non-interest expenses:
Salaries and employee benefits	3,786	3,447	10,979	10,343
Occupancy and equipment	974	931	2,956	3,001
Data processing	750	691	2,204	2,025
Professional fees	359	287	950	765
Advertising	249	367	949	1,072
FDIC deposit insurance	285	250	824	1,190
Other general and administrative	1,232	997	3,712	3,302

Total non-interest expenses	7,635	6,970	22,574	21,698

Loss before income taxes	(1,225)	(2,331)	(5,155)	(5,517)

Benefit for income taxes	(446)	(633)	(1,756)	(1,533)

Net loss	$(779)	$(1,698)	$(3,399)	$(3,984)

Earnings (loss) per share
Basic	$(0.10)	$(0.21)	$(0.42)	$(0.50)
Diluted	$(0.10)	$(0.21)	$(0.42)	$(0.50)

Weighted average shares outstanding
Basic	7,996,245	7,978,928	8,015,066	7,981,042
Diluted	7,996,245	7,978,928	8,015,066	7,981,042
See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except per share amounts)
(Unaudited)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other		Total
	Common Stock		Paid-in	Compensation -	Equity	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2008	8,781,912	$103	$102,475	$(8,055)	$(2,727)	$58,534	$(4,722)	$(21,466)	$124,142

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(3,984)	—	—	(3,984)
Net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	4,301	—	4,301

Total comprehensive income (loss)									317

Cash dividends declared ($0.15 per share)	—	—	—	—	—	(1,204)	—	—	(1,204)
Common stock repurchased - 5% stock repurchase Program announced March 2009	(35,100)	—	—	—	—	—	—	(379)	(379)
Stock option expense	—	—	356	—	—	—	—	—	356
Restricted stock expense	—	—	—	—	630	—	—	—	630
Common stock held by ESOP committed to be released (41,235 shares)	—	—	(114)	550	—	—	—	—	436

Balance at September 30, 2009	8,746,812	$103	$102,717	$(7,505)	$(2,097)	$53,346	$(421)	$(21,845)	$124,298

Balance at December 31, 2009	8,734,712	$103	$102,788	$(7,322)	$(2,078)	$48,998	$711	$(21,833)	$121,367

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(3,399)	—	—	(3,399)
Net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	281	—	281

Total comprehensive income (loss)									(3,118)

Cash dividends declared ($0.15 per share)	—	—	—	—	—	(1,206)	—	—	(1,206)
Common stock repurchased - 5% stock repurchase Program announced March 2009	(91,000)	—	—	—	—	—	—	(790)	(790)
Stock option expense	—	—	218	—	—	—	—	—	218
Restricted stock expense	—	—	25	—	692	—	—	—	717
Issuance of restricted stock	10,000	—	—	—	(93)	(71)	—	164	—
Common stock held by ESOP committed to be released (27,489 shares)	—	—	—	366	—	(109)	—	—	257

Balance at September 30, 2010	8,653,712	$103	$103,031	$(6,956)	$(1,479)	$44,213	$992	$(22,459)	$117,445

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,399)	$(3,984)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	8,350	2,334
Net amortization of securities	632	453
Amortization of intangible assets	529	523
Depreciation and amortization expense	1,195	1,214
(Gain) loss on sales/impairment of securities, net	(1,194)	6,422
Loss on sales/writedowns of foreclosed real estate, net	332	—
Gain on sales of loans, net	(249)	(725)
Loans originated for sale	(21,321)	(56,678)
Proceeds from sales of loans	19,806	57,024
Share-based compensation expense	935	986
Deferred tax provision (benefit)	790	(1,745)
Employee Stock Ownership Plan expense	257	436
Net change in:
Bank-owned life insurance	(569)	(421)
Accrued interest receivable	364	286
Other assets	(3,002)	201
Accrued expenses and other liabilities	3,514	(2,017)

Net cash provided by operating activities	6,970	4,309

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	34,257	33,306
Maturities, prepayments and calls	110,733	43,896
Purchases	(175,812)	(117,548)
Purchase of other investments	(2,740)	(673)
Maturities, prepayments and calls of other investments	2	—
Loan originations and purchases, net of principal payments	(2,590)	34,929
Additions to premises and equipment	(1,054)	(661)
Additions to goodwill	(1,828)	—
Additions to other intangible assets	(1,551)	—
Additions to other real estate owned		(990)
Net cash received in branch acquisition	—	9,031
Proceeds from sales of foreclosed assets	1,794	—

Net cash provided (used) by investing activities	(38,789)	1,290

(continued)
See accompanying notes to consolidated financial statements.

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine months ended September 30,
	2010	2009
	(Unaudited)
Cash flows from financing activities:
Net increase in deposits	43,620	30,039
Net (decrease) increase in securities sold under agreements to repurchase	(2,217)	1,162
Repayment of Federal Home Loan Bank advances	(40,294)	(30,554)
Proceeds from Federal Home Loan Bank advances	25,034	147
Net increase in mortgagors’ escrow accounts	40	123
Repurchase of common stock	(790)	(379)
Payment of dividends on common stock	(1,206)	(1,204)

Net cash provided (used) by financing activities	24,187	(666)

Net change in cash and cash equivalents	(7,632)	4,933

Cash and cash equivalents at beginning of period	40,155	33,595

Cash and cash equivalents at end of period	$32,523	$38,528

Supplemental cash flow information:
Interest paid on deposits	$6,971	$8,653
Interest paid on Federal Home Loan Bank advances	4,267	5,685
Interest paid on other borrowed funds	23	52
Income taxes paid	325	1,395
Non-cash activities:
Real estate acquired through foreclosure	2,103	990
See accompanying notes to consolidated financial statements.

LEGACY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Legacy Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, LB Funding Corporation and Legacy Banks (the “Bank”). The accounts of the Bank include all of its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. Financial tables are presented in thousands ($000’s) unless otherwise indicated. The results shown for the interim period ended September 30, 2010 are not necessarily indicative of the results to be obtained for the year ending December 31, 2010. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 2009.
2. Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16, changing the accounting principles and disclosure requirements related to securitizations and special-purpose entities. Specifically, this guidance eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance also expands existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. The Company adopted this new guidance on January 1, 2010, as required, and it did not have any impact on the Company’s consolidated financial statements.
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
In January 2010, the FASB issued ASU No. 2010-06: Fair Value Measurements and Disclosures amending Topic 820. The ASU provides for additional disclosures of transfers between assets and liabilities valued under Level 1 and 2 inputs as well as additional disclosures regarding those assets and liabilities valued under Level 3 inputs. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for those provisions addressing Level 3 fair value measurements which provisions are effective for fiscal years, and periods therein, beginning after December 15, 2010. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.
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
In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 amends ASC 815 to provide clarifying language regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. The provisions of ASU 2010-11 are effective for periods beginning after June 15, 2010 and require re-evaluation of certain preexisting contracts to determine whether the accounting for such contracts is consistent with the amended guidance in ASU 2010-11. If the fair value option is elected for an instrument upon adoption of the amendments to ASC 815, re-evaluation of such preexisting contracts is not required. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.
In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset (Topic 310), which is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending after July 15, 2010. As a result of the amendments in this Update, modification of loans within the pool does not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. However, loans within the scope of Subtopic 310-30 that are accounted for individually will continue to be subject to the troubled debt restructuring accounting provisions. The provisions of this Update are effective for modifications of loans accounted for as pools in the first interim or annual period ending on or after July 15, 2010. Upon initial adoption of the guidance in this Update, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. The election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. This update did not have a material impact on the Company’s consolidated financial statements.
3. Earnings Per Share
Basic earnings per share is determined by dividing net income by the weighted-average number of net outstanding shares of common stock for the period. The net outstanding shares of common stock equals the gross number of shares of common stock issued less the average unallocated shares of the Legacy Banks Employee Stock Ownership Plan (“ESOP”), the average number of treasury shares and the average number of unvested shares related to restricted stock awards. Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all potential common shares have been issued by the Company. Potential common shares to be issued would include those related to outstanding options and unvested stock awards. The diluted earnings per share calculation for the three and nine months ended September 30, 2010 excludes 756,280 of stock options and 193,110 unvested shares of restricted stock whose effect would have been antidilutive. Earnings per share have been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss applicable to common stock (000’s)	$(779)	$(1,698)	$(3,399)	$(3,984)

Average number of shares issued	10,308,600	10,308,600	10,308,600	10,308,600
Less: average unallocated ESOP shares	(522,303)	(577,133)	(535,847)	(590,775)
Less: average treasury shares	(1,631,162)	(1,553,799)	(1,603,779)	(1,538,043)
Less: average unvested restricted stock awards	(158,890)	(198,740)	(153,908)	(198,740)

Average number of basic shares outstanding	7,996,245	7,978,928	8,015,066	7,981,042

Plus: dilutive unvested restricted stock awards	—	—	—	—
Plus: diluted stock option shares	—	—	—	—

Average number of diluted shares outstanding	7,996,245	7,978,928	8,015,066	7,981,042

Basic earnings (loss) per share	$(0.10)	$(0.21)	$(0.42)	$(0.50)
Diluted earnings (loss) per share	$(0.10)	$(0.21)	$(0.42)	$(0.50)
4. Comprehensive Income (Loss)
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income.
The components of other comprehensive income (loss) and related tax effects for available-for-sale securities follows:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Securities
Net unrealized holding gains on available for sale (AFS) securities	$1,954	$5,773
Reclassification adjustment for gains on sales of AFS securities	(1,573)	(241)
Reclassification adjustment for OTTI losses on AFS securities	42	1,474

	423	7,006
Tax effect	(142)	(2,705)

Net-of-tax amount	$281	$4,301

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Securities

Net unrealized holding gains on available for sale securities	$2,159	$1,736
Tax effects	(806)	(664)

Net-of-tax amount	1,353	1,072

Directors’ Fee Plan

Unrecognized net actuarial loss and prior service costs	(611)	(611)
Tax effect	250	250

Net-of-tax amount	(361)	(361)

	$992	$711

5. Dividends
On September 1, 2010, the Company declared a cash dividend of $0.05 per share of common stock which was paid on October 1, 2010 to shareholders of record as of the close of business on September 20, 2010.
6. Commitments and Other Contingencies
Outstanding loan commitments and other contingencies totaled $132.0 million at September 30, 2010, compared to $134.3 million as of December 31, 2009. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity and other lines of credit, unadvanced funds on construction loans and commercial real estate partnership capital commitments.
The Company provides certain health and dental care and life insurance benefits for certain retired employees. The total expense recognized in connection with these post-retirement benefits for the three and nine month period ended September 30, 2010 was $3,000 and $9,000 respectively.
7. Wealth Management Company Acquisition
On April 30, 2010, Legacy Banks acquired substantially all of the assets of the Renaissance Investment Group, LLC., a wealth management company located in Pittsfield, Massachusetts. The purchase price included an estimated contingent portion which is based upon forecasted gross revenue through September 30, 2011. This estimated contingent component may increase or decrease based upon actual gross revenue recorded over that period. The purchase price allocation resulted in approximately $1.6 million of customer list and other intangibles, $1.8 million of goodwill and $5,000 of property and equipment. The goodwill and customer list intangible is expected to be deducted for tax purposes over a period of 15 years.
The consolidated financial statements of the Company for the nine months ended September 30, 2010 include $570,000 of gross revenue and $497,000 of operating expenses, including approximately $67,000 of amortization of acquisition related intangibles. The Company has also expensed approximately $64,000 in professional fees directly related to the acquisition. The Company anticipates further efficiencies as it continues to consolidate its wealth management division, Legacy Portfolio Management, into Renaissance.
8. Securities
The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available for Sale
Debt securities:
Government-sponsored enterprises (GSE)	$138,772	$753	$(16)	$139,509
Municipal	3,597	181	—	3,778
Corporate and other	1,311	28	—	1,339
GSE residential mortgage-backed	12,410	590	(3)	12,997
U.S. Government guaranteed residential mortgage-backed	40,207	723	(71)	40,859

Total debt securities	196,297	2,275	(90)	198,482

Marketable equity securities	1,112	69	(94)	1,087

Total securities available for sale	$197,409	$2,344	$(184)	$199,569

Securities Held to Maturity
Other bonds and obligations	$97	$—	$—	$97

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available for Sale
Debt securities:
Government-sponsored enterprises (GSE)	$80,393	$138	$(555)	$79,976
Municipal	17,521	398	(44)	17,875
Corporate and other	1,321	30	—	1,351
GSE residential mortgage-backed	29,591	983	(71)	30,503
U.S. Government guaranteed residential mortgage-backed	33,625	248	(237)	33,636

Total debt securities	162,451	1,797	(907)	163,341

Marketable equity securities	3,239	889	(43)	4,085

Total securities available for sale	$165,690	$2,686	$(950)	$167,426

Securities Held to Maturity
Other bonds and obligations	$97	$—	$—	$97

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2010 is as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Within 1 year	$7,254	$7,277	$—	$—
Over 1 year to 5 years	111,506	112,133	82	82
Over 5 years to 10 years	18,934	19,092	—	—
Over 10 years	5,986	6,124	15	15

Total bonds and obligations	143,680	144,626	97	97

Mortgage-backed	52,617	53,856	—	—

Total debt securities	$196,297	$198,482	$97	$97

For the three months ended September 30, 2010 and 2009, proceeds from the sale and call of securities available for sale amounted to $20.3 million and $7.6 million respectively. Gross gains of $444,000 and $448,000, respectively, and gross losses of $110,000 and $249,000, respectively, were realized on those sales. Gross gains on called securities were $9,000 in the three months ended 2010.
For the nine months ended September 30, 2010 and 2009, proceeds from the sale and call of securities available for sale amounted to $51.0 million and $64.2 million respectively. Gross gains of $1,824,000 and $1,200,000, respectively, and gross losses of $255,000 and $949,000, respectively, were realized on those sales. Gross gains on called securities were $56,000, and gross losses were $52,000 in the nine months ended 2010.
Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
		(Dollars in thousands)
September 30, 2010:

Debt securities:
Government-sponsored enterprises (GSE)	$16	$12,877	$—	$—
Municipal	—	—	—	—
GSE residential mortgage-backed	—	—	3	290
U.S. Government guaranteed residential mortgage-backed	71	7,560	—	—

Total debt securities	87	20,437	3	290

Marketable equity securities	94	571	—	—

Total temporarily impaired securities	$181	$21,008	$3	$290

		(Dollars in thousands)
December 31, 2009:

Debt securities:
Government-sponsored enterprises (GSE)	$555	$46,751	$—	$—
Municipal	2	818	42	2,472
GSE residential mortgage-backed	38	2,983	33	1,779
U.S. Government guaranteed residential mortgage-backed	237	19,171	—	—

Total debt securities	832	69,723	75	4,251
Marketable equity securities	35	472	8	226

Total temporarily impaired securities	$867	$70,195	$83	$4,477

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At September 30, 2010, temporarily impaired debt and mortgage-backed securities have unrealized losses from the Company’s amortized cost basis as follows:

			Gross
	# of	Amortized	Unrealized	% of
	Securities	Cost	Loss	Depreciation
		(Dollars in thousands)
Government-sponsored enterprises (GSE)	14	$12,893	$16	0.1%
GSE residential mortgage-backed	1	294	3	1.0%
U.S. Government guaranteed residential mortgage-backed	11	7,630	71	0.9%
The unrealized losses on the Company’s investment in debt securities and mortgage-backed securities issued by the U.S. government and government-sponsored enterprises were generally caused by interest rate changes. These investments are guaranteed or sponsored by the U.S. Government or an agency thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company has not decided to sell the securities, and it is more likely than not it will not have to sell the securities before recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.
At September 30, 2010, six marketable equity securities have unrealized losses with aggregate depreciation of 14.1% from the Company’s cost basis. Although some issuers may have shown declines in earnings as a result of the weakened economy, the Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the depreciation of value and has analyzed the issuer’s financial condition and financial performance as well as industry analysts’ reports. Based on that evaluation as well as the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.
For the quarter ended September 30, 2010 the Company recognized OTTI losses totaling $14,000 on its investment in one equity security as well as certain commercial real estate partnerships which are carried at cost and evaluated for impairment quarterly based on an analysis of the financial statements of the partnerships and underlying real estate projects. For the nine months ended September 30, 2010 the Company recognized OTTI losses totaling $379,000 on these same investments. At September 30, 2010, the Company had potential additional capital calls of approximately $4.7 million related to these partnership investments. These investments are not redeemable and the Company does not intend to sell any part of these investments at this time. The partnerships have remaining limited lives ranging from two to seven years (2012 — 2017) over which the underlying assets are expected to be liquidated by the partnerships.
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
Securities available for sale — The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities. Securities measured at fair value in Level 2 are based on independent unadjusted market-based prices received from a third-party pricing service that utilizes pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include debt and mortgage-backed securities issued by government-sponsored enterprises including Federal Home Loan Mortgage Corporation (FHLMC) Federal National Mortgage Association (FNMA) and Government National Mortgage Association (GNMA) bonds, municipal bonds and corporate and other securities. The Company does not have any securities measured at fair value in Level 3 as of September 30, 2010.
Federal Home Loan Bank stock — The fair value is based upon the redemption value of the stock which equates to its carrying value.
Restricted equity securities and other investments — The carrying value of restricted equity securities represents redemption value and, therefore, approximates fair value. The fair value of other non-marketable equity securities is estimated based on consideration of credit exposure. Investments measured at fair value in Level 3 include the Bank’s investment in certain real estate partnerships, the values of which are based on an analysis of the financial statements of the partnerships and underlying real estate projects.
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
Accrued interest — The carrying amounts of accrued interest approximate fair value.
Assets measured at fair value on a recurring basis are summarized below:

	September 30, 2010
	Level 1	Level 2	Level 3	Fair Value
		(Dollars in thousands)
Assets
Debt Securities:
Government-sponsored enterprises (GSE)	$—	$139,509	$—	$139,509
Municipal bonds	—	3,778	—	3,778
Corporate bonds and other obligations	—	1,339	—	1,339
GSE residential mortgage-backed	—	12,997	—	12,997
U.S. Government guaranteed residential mortgage-backed	—	40,859	—	40,859
Marketable equity securities	1,087	—	—	1,087

Securities available for sale	1,087	198,482	—	199,569

Total assets	$1,087	$198,482	$—	$199,569

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
		(Dollars in thousands)
Assets
Debt Securities:
Government-sponsored enterprises (GSE)	$—	$79,976	$—	$79,976
Municipal bonds	—	17,875	—	17,875
Corporate bonds and other obligations	—	1,351	—	1,351
GSE residential mortgage-backed	—	30,503	—	30,503
U.S. Government guaranteed residential mortgage-backed	—	33,636	—	33,636
Marketable equity securities	4,085	—	—	4,085

Securities available for sale	4,085	163,341	—	167,426

Total assets	$4,085	$163,341	$—	$167,426

There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2010. There were no liabilities measured at fair value at September 30, 2010 or December 31, 2009.
Also, the Company may be required, from time to time, to measure certain other assets or liabilities on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2010 and 2009. The gains or losses represent the amount of the write-down recorded during the periods noted on the assets held at period end.

					Nine Months
				Quarter Ended	Ended
	September 30, 2010			September 30, 2010	September 30, 2010
				Total	Total
	Level 1	Level 2	Level 3	Gains/(Losses)	Gains/(Losses)
			(Dollars in thousands)
Assets
Impaired loans	$—	$—	$17,229	$(1,241)	$(6,646)
Other investments	—	—	6,954	(13)	(336)
Foreclosed assets	—	—	2,103	(68)	(332)

Total assets	$—	$—	$26,286	$(1,322)	$(7,314)

					Nine Months
				Quarter Ended	Ended
	September 30, 2009			September 30, 2009	September 30, 2009
				Total	Total
	Level 1	Level 2	Level 3	Gains/(Losses)	Gains/(Losses)
			(Dollars in thousands)
Assets
Impaired loans	$—	$8,744	$—	$(20)	$(1,943)
Other investments	—	—	4,761	(1,736)	(3,267)

Total assets	$—	$8,744	$4,761	$(1,756)	$(5,210)

Impaired loans level 3: Certain impaired loans held for investment were written down to the fair value, less costs to sell, of the underlying collateral securing these loans of $17.2 million, resulting in a loss of $1.2 million and $6.6 million, respectively, for the three and nine months ended September 30, 2010, which was recognized in earnings through the provision for loan losses. The fair value of the collateral used by the Company represents that amount expected to be received from the sale of the property as determined by an independent, licensed or certified appraiser in accordance with Uniform Standards of Professional Appraisal Practice, using observable market data and discounted as considered necessary by management based on the date of valuation and new information deemed relevant to the valuation.
Other investments level 3: Equity investments in certain real estate partnerships were deemed impaired and adjusted to fair value based on an analysis of the financial statements of the partnerships and underlying real estate projects. This adjustment resulted in a loss of $13,000 and $336,000, respectively, for the three and nine months ended September 30, 2010 which was recognized through OTTI charges.
Foreclosed assets level 3: Foreclosed assets were adjusted to fair value through either the provision for loan losses or other expenses as a loss on other real estate owned. The fair value of foreclosed assets is that amount expected to be received from the sale of the property as determined by an independent, licensed or certified appraiser in accordance with Uniform Standards of Professional Appraisal Practice, using observable market data.
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

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$32,523	$32,523	$40,155	$40,155
Securities — Available for sale	199,569	199,569	167,426	167,426
Securities — Held to maturity	97	97	97	97
Federal Home Loan Bank of Boston stock	10,932	10,932	10,932	10,932
Savings Bank Life Insurance stock	1,709	1,709	1,709	1,709
Other investments	6,954	6,954	4,552	4,552
Loans and loans held for sale	646,304	667,243	653,334	656,978
Accrued interest receivable	2,942	2,942	3,306	3,306

Financial liabilities:
Deposits	694,998	703,332	651,378	656,038
Repurchase agreements	4,169	4,169	6,386	6,386
FHLB advances	145,092	156,752	160,352	167,331
Mortgagors’ escrow accounts	1,098	1,098	1,058	1,058
10. Termination of ESOP Plan
On July 26, 2010, the Company announced that the Board of Directors of the Company and the Bank had voted to terminate the Bank’s Employee Stock Ownership Plan (the “Plan”), effective August 1, 2010. As of September 30, 2010, the Plan held 781,153 shares, or approximately 9% of the Company’s total outstanding shares of common stock, of which 549,792 shares are unallocated. The Bank has filed a request for a favorable determination letter with the Internal Revenue Service on the tax-qualified status of the Plan on termination. On and after termination of the Plan, no further contributions will be made on the outstanding Plan loan. Contributions made in the current Plan year have committed the release of approximately 27,489 additional shares from the unallocated stock fund and those shares will be allocated to participants for the year in which the Plan terminates. In connection with the termination of the Plan and upon receipt of the favorable determination letter from the Internal Revenue Service, it is anticipated that the Plan Trustee will transfer approximately 522,303 shares to LB Funding Corp., a wholly-owned subsidiary of the Company, to satisfy the Plan loan. Upon such transfer, the 522,303 shares would be treated as treasury stock. If the shares in the unallocated stock fund are insufficient to repay the outstanding loan in full, the Company intends to forgive the remaining balance, subject to Internal Revenue Service approval.
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
Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance related to deferred tax assets is established when, in management’s judgment, it is more likely than not that all or a portion of such deferred tax assets will not be realized.
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
Other-Than-Temporary Impairment (OTTI): Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For debt securities, OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.
Fair Values of Assets and Liabilities: The Company groups its assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Please refer to note 9: Fair Values of Assets and Liabilities within Item 1 for a more detailed discussion of fair value.
Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The Company recorded goodwill in connection with the purchase of a financial institution in 1997. Additionally, the Company recorded goodwill in connection with the purchase of branch offices in 2007 located in Eastern New York State, and in March 2009 located in Haydenville, Massachusetts. Most recently, in the second quarter of 2010, the Company recorded goodwill in connection with the acquisition of a wealth management company located in Pittsfield, Massachusetts. The total book value of goodwill is approximately $11.6 million and $9.7 million as of September 30, 2010 and 2009, respectively.
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
Comparison of Financial Condition at September 30, 2010 and December 31, 2009
Overview: Total assets have increased $25.8 million, or 2.7% from $946.3 million at December 31, 2009 to $972.0 million at September 30, 2010. Within the overall balance sheet, investment securities increased while short term investments and net loans decreased. On the liability side, an increase in total deposits was partially offset by a decrease in borrowings from the Federal Home Loan Bank of Boston (FHLBB), as discussed below.
Investment Activities: Cash and short-term investments decreased by $7.6 million, or 19.0%, from $40.2 million at December 31, 2009 to $32.5 million at September 30, 2010. Available for sale securities increased $32.1 million, or 19.2%, from $167.4 million at December 31, 2009 to $199.6 million, or 20.5% of total assets, at September 30, 2010. The portfolio consists primarily of debt obligations issued by certain government-sponsored agencies, including municipalities. Additionally, the portfolio includes mortgage-backed securities with a fair value of $53.9 million, all of which are issued or backed by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or other government-sponsored agencies. Restricted equity securities and other investments totaled $19.6 million at September 30, 2010 and consisted primarily of stock in the Federal Home Loan Bank of Boston (FHLBB) totaling $10.9 million, which must be held as a condition of membership in the Federal Home Loan Bank System and as a condition to Legacy Banks’ borrowing under the FHLBB advance program. Other investments also include interests in certain commercial real estate investment partnerships of $6.8 million. At September 30, 2010 the Company had potential additional capital calls of approximately $4.7 million related to these partnership investments. The remaining $1.9 million consisted of investments in Savings Bank Life Insurance of Massachusetts, the Community Investment Fund, Depositors Insurance Fund and other investments. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At September 30, 2010		At December 31, 2009
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Government-sponsored enterprises (GSE)	$138,772	$139,509	$80,393	$79,976
Municipal bonds	3,597	3,778	17,521	17,875
Corporate bonds and other obligations	1,311	1,339	1,321	1,351
GSE residential mortgage-backed	12,410	12,997	29,591	30,503
U.S. Government guaranteed residential mortgage-backed	40,207	40,859	33,625	33,636

Total debt securities	196,297	198,482	162,451	163,341

Marketable equity securities	1,112	1,087	3,239	4,085

Total securities available for sale	197,409	199,569	165,690	167,426

Securities held to maturity:

Other bonds and obligations	97	97	97	97

Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	10,932	10,932	10,932	10,932
Savings Bank Life Insurance	1,709	1,709	1,709	1,709
Real estate partnerships	6,801	6,801	4,397	4,397
Other investments	153	153	155	155

Total restricted equity securities and other investments	19,595	19,595	17,193	17,193

Total securities	$217,101	$219,261	$182,980	$184,716

Lending Activities: Total net loans, excluding loans held for sale, at September 30, 2010 were $643.8 million, a decrease of $8.8 million, or 1.3%, from $652.6 million at December 31, 2009. The following table sets forth the composition of the Bank’s loan portfolio (excluding loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At September 30, 2010		At December 31, 2009
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Mortgage loans on real estate:
Residential	$280,464	43.02%	$285,618	43.12%
Commercial	257,391	39.49	263,896	39.85
Home equity	72,302	11.09	69,625	10.51

	610,157	93.60	619,139	93.48

Other loans:
Commercial	30,867	4.73	31,373	4.74
Consumer and other	10,885	1.67	11,791	1.78

	41,752	6.40	43,164	6.52

Total loans	651,909	100.00%	662,303	100.00%

Other Items:
Net deferred loan costs	1,300		1,414
Allowance for loan losses	(9,375)		(11,089)

Total Loans, net	$643,834		$652,628

Residential mortgages decreased $5.2 million, or 1.8% as the majority of the residential mortgage activity was in the 30 year fixed rate category, a product which the Bank generally sells in the secondary market with servicing retained. Commercial real estate loans decreased $6.5 million, or 2.5%, primarily due to loan payoffs and specific loan charge-offs during the year. Offsetting some of this decrease was growth in home equity loans which increased $2.7 million, or 3.8%.

Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. No interest income from these loans was recorded in net income for the three and nine month periods ended September 30, 2010 while they were on non-accrual status. If the non-accrual loans had been current, the gross interest income that would have been recorded was approximately $244,000 and $723,000 for the three and nine month periods ended September 30, 2010, respectively. At September 30, 2010, the Bank had seventeen troubled debt restructurings (loans for which a portion of interest or principal has been forgiven, or the loans have been modified to lower the interest rate or extend the original term) totaling approximately $7.4 million which included $6.8 million of commercial real estate loans, $325,000 of residential real estate loans and $286,000 of other commercial loans. The modifications to these loans generally include either an extension of the maturity date or a change to interest only payments for a temporary period of time. The interest income recorded from these loans amounted to approximately $108,000 and $270,000, respectively, for the three and nine month periods ended September 30, 2010. The Bank had seven troubled debt restructurings totaling $10.8 million at December 31, 2009.

	At September 30,	At December 31,
	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage	$2,717	$4,822
Commercial mortgage	11,585	13,942
Commercial	647	743
Home equity, consumer and other	69	71

Total non-accrual loans	15,018	19,578

Loans greater than 90 days delinquent and still accruing:
Residential mortgage	—	—
Commercial mortgage	—	—
Commercial	—	—
Home equity, consumer and other	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	15,018	19,578

Other real estate owned	2,103	1,195

Total non-performing assets (NPAs)	$17,121	$20,773

Troubled debt restructurings included in NPAs	$2,559	$5,904
Troubled debt restructurings not included in NPAs	4,890	4,886

Total troubled debt restructurings	$7,449	$10,790

Ratios:
Non-performing loans to total loans	2.30%	2.96%
Non-performing assets to total assets	1.76%	2.20%
Overall nonperforming loans (NPLs) were $15.0 million at September 30, 2010, a decrease of $4.7 million as compared to December 31, 2009. Part of this decrease was a result of the Bank charging off $10.1 million of loan balances, $4.3 million of which had been reserved for prior to December 31, 2009. The increase in charge-off activity relates to the current difficult economic conditions as well as updated valuations of collateral attached to newly identified non-performing loans for the nine months ended September 30, 2010. Collateral dependent loans are adjusted to fair value less selling costs by partial charge-offs once the loss is confirmed on a case by case basis after considering factors such as the borrowers resources, expectation of foreclosure and alternative sources of recovery. These charge-offs also reduced the overall ratio of nonperforming assets to total assets to 1.76% at September 30, 2010 as compared to 2.20% at December 31, 2009. The Bank continues to monitor all loans very closely and analyze their balance to the value of any underlying collateral, with the establishment of a specific reserve against the loan if deemed necessary. The accrual of interest on loans is generally discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.
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
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. Impaired loans with payments past due 90 days or greater are generally maintained on a non-accrual basis. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis for commercial loans and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (TDR). All TDRs are initially classified as impaired.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank generally does not separately identify individual consumer and residential loans for impairment disclosures. At September 30, 2010, impaired loans totaled $24.8 million with a corresponding specific reserve allowance of $1.5 million. This specific reserve is part of the overall loan loss reserve.
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

	At or for the three		At or for the nine months
	months ended September 30,		ended September 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Balance at beginning of period	$9,468	$8,813	$11,089	$6,642

Charge-offs:
Mortgage loans on residential real estate:	(236)	(20)	(271)	(20)
Mortgage loans on commercial real estate:	(1,876)	(2)	(9,225)	(2)
Other loans:
Commercial	(166)	(45)	(564)	(59)
Consumer and other	(36)	(45)	(79)	(170)

Total other loans	(202)	(90)	(643)	(229)

Total charge-offs	(2,314)	(112)	(10,139)	(251)

Recoveries:
Mortgage loans on residential real estate:	22	—	22	—
Mortgage loans on commercial real estate:	17	—	17	1
Other loans:
Commercial	—	12	—	42
Consumer and other	8	22	36	68

Total other loans	8	34	36	110

Total recoveries	47	34	75	111

Net recoveries (charge-offs)	(2,267)	(78)	(10,064)	(140)
Provision for loan losses	2,174	101	8,350	2,334

Balance at end of period	$9,375	$8,836	$9,375	$8,836

Ratios:

Net recoveries (charge-offs) to average loans outstanding — 12 month rolling average			(1.58%)	(0.03%)

Allowance for loan losses to non-performing loans at end of period			62.43%	55.98%

Allowance for loan losses to total loans at end of period			1.44%	1.33%

Mortgage Servicing Rights: The Company had $575,000 of mortgage servicing rights on its balance sheet as of September 30, 2010 as compared to $514,000 at December 31, 2009. The Company recorded servicing fee income of $31,000 and $95,000 for the three and nine month periods ended September 30, 2010, respectively. The amount of mortgages serviced by the Company for others amounted to approximately $87.5 million as of September 30, 2010.
Deposits: The following table sets forth the Bank’s deposit accounts (excluding escrow deposits) at the dates indicated:

	At September 30, 2010		At December 31, 2009
	Balance	Percent	Balance	Percent
		(Dollars in thousands)
Deposit type:

Demand	$80,510	11.58%	$75,232	11.55%
Regular savings	54,196	7.80	49,883	7.66
Relationship savings	141,956	20.43	125,328	19.24
Money market deposits	71,189	10.24	63,077	9.68
NOW deposits	51,999	7.48	48,546	7.45

Total transaction accounts	399,850	57.53	362,066	55.58

Term certificates less than $100,000	165,823	23.86	174,284	26.76
Term certificates $100,000 or more	129,325	18.61	115,028	17.66

Total certificate accounts	295,148	42.47	289,312	44.42

Total deposits	$694,998	100.00%	$651,378	100.00%

Deposits increased $43.6 million or 6.7% from $651.4 million at December 31, 2009 to $695.0 million at September 30, 2010. The Company had increases in all deposit types, with the largest increase in relationship savings and money market deposits which increased $16.6 million, or 13.3% and $8.1 million or 12.9%, respectively. At September 30, 2010, CDs represented 42.5% of total deposits, slightly less than at December 31, 2009.
Borrowings: Advances from the Federal Home Loan Bank of Boston and securities sold under agreements to repurchase have decreased $17.5 million, or 10.5%, to $149.3 million at September 30, 2010. The increase in overall deposits has allowed the Bank to pay off high rate FHLBB borrowings as they matured during the year.
Stockholders’ Equity: Overall stockholders’ equity decreased by $3.9 million, or 3.2% during the first nine months of 2010. Total equity was impacted by the net loss of $3.4 million, the declaration of a dividend of $0.05 per share during the each of the first three quarters of 2010 and the purchase of 91,000 shares of stock at an average price of $8.68 per share as part of the Stock Repurchase Program announced in March 2009. These decreases to equity were partially offset by the amortization of unearned compensation and an increase in the unrealized gain on available-for-sale investment securities.
Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009
Net loss for the three months ended September 30, 2010 was $779,000, as compared to a net loss of $1.7 million for the same period in 2009. The decrease in the loss included a decrease in the charges taken on certain investments deemed to be other-than-temporarily-impaired, offset by an increase in the provision for loan losses, as discussed below.
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

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
			(Dollars in thousands)
Interest-earning assets:
Loans — net (2)	$646,355	$9,005	5.57%	$665,033	$9,642	5.80%

Investment securities	214,961	1,189	2.21%	187,881	1,719	3.66%
Short-term investments	10,543	4	0.15%	19,020	3	0.06%

Total interest-earning assets	871,859	10,198	4.68%	871,934	11,364	5.21%
Non-interest-earning assets	80,325			72,929

Total assets	$952,184			$944,863

Interest-bearing liabilities:
Savings deposits	$53,412	30	0.22%	$50,311	40	0.32%
Relationship savings	142,016	271	0.76%	123,762	383	1.24%
Money market	66,227	100	0.60%	68,342	160	0.94%
NOW accounts	46,265	33	0.29%	43,944	40	0.36%
Certificates of deposit	292,611	1,759	2.40%	279,790	2,033	2.91%

Total interest-bearing deposits	600,531	2,193	1.46%	566,149	2,656	1.88%
Borrowed funds	151,510	1,403	3.70%	177,321	1,764	3.98%

Total interest-bearing liabilities	752,041	3,596	1.91%	743,470	4,420	2.38%
Non-interest-bearing liabilities	78,719			75,263

Total liabilities	830,760			818,733
Equity	121,424			126,130

Total liabilities and equity	$952,184			$944,863

Net interest income		$6,602			$6,944

Net interest rate spread (3)			2.77%			2.83%
Net interest-earning assets (4)	$119,818			$128,464

Net interest margin (5)			3.03%			3.19%
Average interest-earning assets to interest-bearing liabilities			115.93%			117.28%

(1)	Yields and rates for the three months ended September 30, 2010 and 2009 are annualized.

(2)	Includes loans held for sale and non-accrual loans.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the three months ended September 30, 2010 and 2009.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Three Months Ended September 30,
	2010 vs. 2009
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans — net	$(264)	$(373)	$(637)
Investment securities	304	(834)	(530)
Short-term investments	—	1	1

Total interest-earning assets	40	(1,206)	(1,166)

Interest-bearing liabilities:
Savings deposits	2	(12)	(10)
Relationship savings	69	(181)	(112)
Money market	(5)	(55)	(60)
NOW accounts	2	(9)	(7)
Certificates of deposit	97	(371)	(274)

Total deposits	165	(628)	(463)
Borrowed funds	(244)	(117)	(361)

Total interest-bearing liabilities	(79)	(745)	(824)

Change in net interest income	$119	$(461)	$(342)

Net interest income for the three months ended September 30, 2010 was $6.6 million, a decrease of $342,000, or 4.9%, over the same period of 2009. This decrease was a result of both the difference in net interest margin in each period as well as a decrease in the net loan portfolio, as outlined below.
Interest income for the three months ended September 30, 2010 decreased $1.2 million, or 10.3%, to $10.2 million as compared to $11.4 million in the same period of 2009. This decrease was driven by both an overall decrease in the Company’s yield on interest-earning assets as well as a decrease in the net loan portfolio. The yield on interest-earning assets was 4.68% for the quarter, a decrease of 53 basis points from a yield of 5.21% in the third quarter of 2009, resulting in a decrease in interest income of $1.2 million. Average outstanding net loans decreased $18.7 million, or 2.8%, primarily due to commercial loan payoffs and charge-offs, as well as the volume of refinancing of fixed-rate residential mortgages, which the Bank sells into the secondary market. Some of the cash flow from the refinancing and sale of these mortgages was reinvested into investment securities, resulting in an increase of $27.1 million, or 14.4% in their average balance for the quarter as compared to the same period in 2009. This overall change in volume of earning assets resulted in an increase in interest income of $40,000.
Interest expense decreased $824,000, or 18.6%, to $3.6 million for the three months ended September 30, 2010 as compared to $4.4 million during the same period in 2009. Although average interest-bearing liabilities in the third quarter of 2010 increased $8.6 million, or 1.2%, as compared to the same quarter of 2009, the liability mix changed as higher cost borrowings were replaced with lower costing deposits, thus lowering interest expense by $79,000. The average cost of funds decreased to 1.91% for the three month period ended September 30, 2010, a decrease of 47 basis points from a cost of funds of 2.38% for the same period in 2009, resulting in a decrease in interest expense of $745,000.
Provision for loan losses increased $2.1 million to $2.2 million for the three months ended September 30, 2010 as compared to a provision expense of $101,000 for the three months ended September 30, 2009. This increase reflected both the difference in the amount of and mix of the net change in loan balances in each period as well as higher specific reserves established against certain loans in 2010. Additionally, as part of a continuous review and analysis of current market and economic conditions by management, the Company adjusted the reserve ratio applied to certain loan categories in 2010. The charge-offs of specific non-performing loans also resulted in the reduction in the ratio of the allowance for loan losses to total loans to 1.44% at September 30, 2010, as compared to 1.67% at December 31, 2009 and 1.33% at September 30, 2009.
Non-interest income for the third quarter of 2010 was $2.0 million, an increase of $4.2 million as compared to a net charge of $2.2 million in the same period of 2009. The primary cause of the increase was the decrease in the amount of writedowns taken on investments deemed to be OTTI as well as an increase in the net gain on the sale of investment securities. The Bank incurred $14,000 of OTTI losses on certain limited partnership and equity investments during the third quarter of 2010 as compared to a charge of $3.7 million on certain bonds, equities and limited partnership investments in the same quarter of 2009. Portfolio management fees increased $362,000 in the third quarter of 2010 as compared to the same period of 2009 primarily as a result of the Bank’s acquisition of the Renaissance Investment Group in April 2010. In 2010, the Bank also had increases in net gains on the sale of securities.

Non-interest expense increased $665,000, or 9.5%, to $7.6 million for the three months ended September 30, 2010 as compared to the same period of 2009. The Company incurred severance and other management restructuring expenses of $124,000 in the three month period ending September 30, 2010. Other increases in occupancy, data processing and professional fees were partially offset by a decrease in FDIC insurance and advertising expense. The increase in other general and administration expenses was primarily due to higher expenses related to other real estate owned (OREO) as the Company incurred $84,000 in OREO charges in the three months ending September 30, 2010 as compared to $17,000 in the same period of 2009. 2010 other general and administrative expenses also include $40,000 in amortization of intangibles acquired as part of the Company’s acquisition of substantially all of the assets of the Renaissance Investment Group in April 2010.
Income tax benefit decreased $187,000 to $446,000 in the third quarter of 2010 from a benefit of $633,000 in the third quarter of 2009 as a result of the decrease in net loss before taxes, partially offset by an increase in the tax benefit rate from 27.2% to 36.4%.
Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009
Net loss for the nine months ended September 30, 2010 was $3.4 million, as compared to a net loss of $4.0 million for the same period in 2009. The decrease in the loss includes a decrease in charges on investments deemed to be other-than-temporarily impaired (OTTI), offset by an increase in the provision for loan losses and a decrease in net interest margin, as discussed below.
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

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Average			Average Outstanding
	Outstanding Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
			(Dollars in thousands)
Interest-earning assets:
Loans — net (2)	$645,188	$27,328	5.65%	$681,577	$29,478	5.77%
Investment securities	203,984	3,943	2.58%	176,507	5,399	4.08%
Short-term investments	14,136	17	0.16%	19,865	10	0.07%

Total interest-earning assets	863,308	31,288	4.83%	877,949	34,887	5.30%
Non-interest-earning assets	79,098			73,324

Total assets	$942,406			$951,273

Interest-bearing liabilities:
Savings deposits	$51,873	98	0.25%	$50,741	133	0.35%
Relationship savings	136,512	894	0.87%	122,703	1,240	1.35%
Money market	66,283	346	0.70%	66,205	545	1.10%
NOW accounts	45,099	98	0.29%	43,335	134	0.41%
Certificates of deposit	289,925	5,474	2.52%	280,384	6,408	3.05%

Total interest-bearing deposits	589,692	6,910	1.56%	563,368	8,460	2.00%
Borrowed funds	155,665	4,272	3.66%	188,650	5,613	3.97%

Total interest-bearing liabilities	745,357	11,182	2.00%	752,018	14,073	2.50%
Non-interest-bearing liabilities	74,497			73,344

Total liabilities	819,854			825,362
Equity	122,552			125,911

Total liabilities and equity	$942,406			$951,273

Net interest income		$20,106			$20,814

Net interest rate spread (3)			2.83%			2.80%
Net interest-earning assets (4)	$117,951			$125,931

Net interest margin (5)			3.11%			3.16%
Average interest-earning assets to interest-bearing liabilities			115.82%			116.75%

(1)	Yields and rates for the nine months ended September 30, 2010 and 2009 are annualized.

(2)	Includes loans held for sale and non-accrual loans.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities for the nine months ended September 30, 2010 and 2009.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Nine Months Ended September 30,
	2010 vs. 2009
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans — net	$(1,548)	$(602)	$(2,150)
Investment securities	1,069	(2,525)	(1,456)
Short-term investments	(2)	9	7

Total interest-earning assets	(481)	(3,118)	(3,599)

Interest-bearing liabilities:
Savings deposits	3	(38)	(35)
Relationship savings	160	(506)	(346)
Money market	1	(200)	(199)
NOW accounts	5	(41)	(36)
Certificates of deposit	227	(1,161)	(934)

Total deposits	396	(1,946)	(1,550)
Borrowed funds	(927)	(414)	(1,341)

Total interest-bearing liabilities	(531)	(2,360)	(2,891)

Change in net interest income	$50	$(758)	$(708)

Net interest income for the nine months ended September 30, 2010 was $20.1 million, a decrease of $708,000, or 3.4%, over the same period of 2009. This decrease was a result of both the difference in net interest margin in each period as well as a decrease in the net loan portfolio, as outlined below.
Interest income for the nine months ended September 30, 2010 decreased $3.6 million, or 10.3%, to $31.3 million as compared to $34.9 million in the same period of 2009. This decrease was mostly rate driven as the yield on interest-earning assets was 4.83% for the first nine months of 2010, a decrease of 47 basis points from a yield of 5.30% in the first nine months of 2009, resulting in a decrease in interest income of $3.1 million. Average outstanding net loans decreased $36.4 million, or 5.3%, primarily due to commercial loan payoffs and charge-offs, as well as the volume of refinancing of fixed-rate residential mortgages, which the Bank sells into the secondary market. Much of the cash flow from the refinancing and sale of these mortgages was reinvested into investment securities, resulting in an increase of $27.5 million, or 15.6%, in their average balance for the first nine months of 2010 as compared to the same period in 2009. This overall change in volume of earning assets resulted in a decrease in interest income of $481,000.
Interest expense decreased $2.9 million, or 20.5%, to $11.2 million for the nine months ended September 30, 2010 as compared to $14.1 million during the same period in 2009. Average interest-bearing liabilities in the first nine months of 2010 decreased $6.7 million, or 0.9%, as compared to the same period of 2009, accounting for a decrease to interest expense of $531,000. The average cost of funds decreased to 2.00% for the nine month period ended September 30, 2010, a decrease of 50 basis points from a cost of funds of 2.50% for the same period in 2009, resulting in a decrease in interest expense of $2.4 million.
Provision for loan losses increased $6.0 million to $8.4 million for the nine months ended September 30, 2010 as compared to a provision expense of $2.3 million for the nine months ended September 30, 2009. This increase reflected both the difference in the amount of and mix of the net change in loan balances in each period as well as higher specific reserves established against certain loans in 2010. Additionally, as part of a continuous review and analysis of current market and economic conditions by management, the Company adjusted the reserve ratio applied to certain loan categories in 2010. The charge-offs of specific non-performing loans also resulted in the reduction in the ratio of the allowance for loan losses to total loans to 1.44% at September 30, 2010, as compared to 1.67% at December 31, 2009 and 1.33% at September 30, 2009.
Non-interest income was $5.7 million in the first nine months of 2010, an increase of $8.0 million as compared to the same period of 2009. The primary cause of the increase was the decrease in the amount of writedowns taken on investments deemed to be OTTI as well as an increase in the net gain on the sale of investment securities. The Bank incurred $379,000 of OTTI credit losses on certain limited partnership and equity investments during the first nine months of 2010 as compared to a charge of $6.7 million on certain bonds, equities and limited partnership investments in the same period of 2009. Portfolio management fees increased $632,000, or 87.4% in 2010 as compared to the same period of 2009 primarily as a result of the Bank’s acquisition of the Renaissance Investment Group in April 2010. In 2010, the Bank also had increases in customer fees, insurance and other fees, offset by a decrease on the gain on sale of mortgages.

Non-interest expense increased $876,000, or 4.0%, to $22.6 million for the first nine months ended September 30, 2010 as compared to the same period of 2009. The Company incurred severance and other management restructuring expenses of $429,000 in the nine month period ending September 30, 2010. Other increases in data processing and professional fees were partially offset by a decrease in FDIC insurance and advertising expense. The increase in other general and administration expenses was primarily due to higher expenses related to other real estate owned (OREO) as the Company incurred $444,000 in OREO charges in the nine months ending September 30, 2010 as compared to $20,000 in the same period of 2009. 2010 other general and administrative expenses also include $67,000 in amortization of intangibles acquired as part of the Company’s acquisition of substantially all of the assets of the Renaissance Investment Group in April 2010.
Income tax benefit increased $223,000 to $1.8 million in the first nine months of 2010 from a benefit of $1.5 million in the same period of 2009 as the Company’s combined federal and state effective tax rate for the first nine months of 2010 was 34.1% as compared to 27.8% in the same period of 2009.
Minimum Regulatory Capital Requirements: As of September 30, 2010, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s capital amounts and ratios as of September 30, 2010 and December 31, 2009 are presented in the table.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2010:

Total capital to risk weighted assets	$71,780	11.1%	$51,632	8.0%	$64,540	10.0%
Tier 1 capital to risk weighted assets:	63,693	9.9	25,816	4.0	38,724	6.0
Tier 1 capital to average assets:	63,693	7.0	36,310	4.0	45,387	5.0

December 31, 2009:

Total capital to risk weighted assets:	$81,484	12.3%	$52,824	8.0%	$66,030	10.0%
Tier 1 capital to risk weighted assets:	72,811	11.0	26,412	4.0	39,618	6.0
Tier 1 capital to average assets:	72,811	8.0	36,232	4.0	45,290	5.0
Contractual Obligations. Additional information relating to payments due under contractual obligations is presented in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 2009. The following table presents information indicating certain contractual obligations and commitments of the Company as of September 30, 2010 and the respective maturity dates:

	September 30, 2010
			More than	Three Years
			One Year	through Five
	Total	One Year or Less	through Three Years	Years	Over Five Years
	(Dollars in thousands)
Federal Home Loan Bank of Boston advances	$145,092	$10,000	$47,000	$49,900	$38,192
Securities sold under agreements to repurchase	4,169	4,169	—	—	—

Total contractual obligations	$149,261	$14,169	$47,000	$49,900	$38,192

Off-Balance Sheet Arrangements: Other than loan commitments and other contingencies shown below, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Bank’s loan commitments and other contingencies outstanding as of September 30, 2010:

	September 30, 2010
				More than Three
			More than One Year	Years Through Five
	Total	One Year or Less	through Three Years	Years	Over Five years
	(Dollars in thousands)
Commitments to grant loans (1)	$23,419	$23,419	$—	$—	$—
Commercial loan lines-of-credit	15,423	15,423	—	—	—
Unused portion of home equity loans (2)	77,707	2,225	10,562	13,874	51,046
Unused portion of construction loans (3)	2,147	2,147	—	—	—
Unused portion of overdraft lines-of-credit(4)	4,612	—	—	—	4,612
Unused portion of personal lines-of-credit(5)	747	—	—	—	747
Standby letters of credit(6)	3,248	3,248	—	—	—
Other commitments and contingencies(7)	4,728	—	4,728	—	—

Total loan and other commitments	$132,031	$46,462	$15,290	$13,874	$56,405

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of residential construction loans are available to the borrower for up to one year. Commercial construction loans maturities may be longer than one year.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.

(7)	Other commitments relate primarily to potential additional capital calls the Company is committed to contribute as part of its investment in certain real estate limited partnerships.
Item 3: Quantitative and Qualitative Disclosures about Market Risks
There has been no material change in the Company’s market risk during the nine months ended September 30, 2010. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Bank to measure its interest rate risk.
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

(c)	Repurchase of Our Equity Securities — In March 2009 the Company announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 439,095 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Purchases under this Stock Repurchase Program in the third quarter of 2010 were as follows:

				(d) Maximum Number
				or Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
July 1 — 31	9,700	$8.46	9,700	319,145
August 1 — 31	30,400	$8.05	30,400	288,745
September 1 — 30	7,900	$8.00	7,900	280,845
In the period from October 1, 2010 to November 3, 2010, the Company purchased an additional 12,600 shares under the repurchase program at an average price of $7.85 per share. Any further repurchases under the Stock Repurchase Program will be made through open market purchase transactions from time to time. The amount and exact timing of any repurchases will depend on market conditions and other factors, at the discretion of management of the Company. There is no assurance that the Company will repurchase shares during any period.
Item 3. Defaults Upon Senior Securities
None
Item 4. (Removed and Reserved)
Item 5 Other Information
None

Item 6: Exhibits

3.1	Certificate of Incorporation of Legacy Bancorp, Inc.(1)

3.2	Bylaws of Legacy Bancorp, Inc. (as amended) (1)

10.1	Legacy Banks ESOP Trust Agreement(2)

10.2	ESOP Plan Document (2)

10.3	ESOP Loan Documents (2)

10.4.1	Employment Agreement between Legacy Banks and J. Williar Dunlaevy (2)

10.4.2	Employment Agreement between Legacy Banks and Michael A. Christopher (2)

10.4.3	Employment Agreement between Legacy Banks and Steven F. Pierce (2)

10.4.4	Employment Agreement between Legacy Banks and Stephen M. Conley (2)

10.4.5	Employment Agreement between Legacy Banks and Richard M. Sullivan (2)

10.5.1	Employment Agreement between Legacy Bancorp, Inc. and J. Williar Dunlaevy (2)

10.5.2	Employment Agreement between Legacy Bancorp, Inc. and Michael A. Christopher (2)

10.5.3	Employment Agreement between Legacy Bancorp, Inc. and Steven F. Pierce (2)

10.5.4	Employment Agreement between Legacy Bancorp, Inc. and Stephen M. Conley (2)

10.5.5	Employment Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan (2)

10.5.6	Separation Agreement and General Release dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher (4)

10.5.7	Separation Agreement and General Release dated as of December 21, 2007 between Legacy Bancorp, Inc., Legacy Banks and Stephen M. Conley (5)

10.5.8	Consulting Agreement dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher (4)

10.5.9	Purchase Agreement by and between First Niagara Bank and Legacy Banks dated as of July 25, 2007 (6)

10.5.10	Change In Control Agreement between Legacy Bancorp, Inc. and Paul H. Bruce (7)

10.5.11	Change In Control Agreement between Legacy Bancorp, Inc. and Kimberly A. Mathews (7)

10.5.12	Purchase Agreement by and between The Bank of Western Massachusetts and Legacy Banks dated as of December 15, 2008 (8)

10.5.13	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and J. Williar Dunlaevy (9)

10.5.14	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and Steven F. Pierce (9)

10.5.15	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and Richard M. Sullivan (9)

10.5.16	Amended and Restated Supplemental Executive Retirement Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and J. Williar Dunlaevy (9)

10.5.17	Employment Agreement effective as of April, 2010 by and between Legacy Bancorp, Inc., Legacy Banks and Patrick J. Sullivan (10)

10.5.18	Separation Agreement and General Release dated as of May 11, 2010 between Legacy Bancorp, Inc., Legacy Banks and Steven F. Pierce (11)

10.5.19	Change In Control Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan

10.11	2006 Equity Incentive Plan (3)

11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Notes to Consolidated Financial Statements within Part I, “Financial Statements”

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Paul H. Bruce

32	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005 filed October 27, 2005.

(2)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended.

(3)	Incorporated by reference from the Registrant’s Definitive Proxy Statement on Form DEF 14A filed September 28, 2006

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 5, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 21, 2007.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 25, 2007.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed October 30, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 16, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 25, 2008.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed March 4, 2010.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 11, 2010.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 1, 2010.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY BANCORP, INC.
Date: November 5, 2010	/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date: November 5, 2010	/s/ Paul H. Bruce
Paul H. Bruce
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)