Form 10-K
period 2010-12-31
Legacy Bancorp, Inc.
filed 2011-03-16
CIK 1332199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☑
Based upon the closing price of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $59,382,599.
The number of shares of Common Stock outstanding as of March 10, 2011 was 8,631,732.
Documents Incorporated By Reference: Portions of Form 10-K/A, which will be filed within 120 days of the end of the Registrant’s fiscal year, is incorporated by reference in Part III of this Form 10-K.

Part I
Item 1. Business
Recent Developments: On December 21, 2010, Legacy Bancorp, Inc. (“Legacy” or the “Company”) and Berkshire Hills Bancorp, Inc. (“Berkshire”) jointly announced the execution of a definitive agreement whereby Berkshire will acquire Legacy in a 90% stock and 10% cash transaction. As a result of the merger, Legacy’s shareholders will become shareholders of Berkshire and will receive 0.56385 shares of Berkshire common stock plus $1.30 cash for each share of Legacy common stock they own. On the date of the announcement, the merger was valued at $13.00 per share of Legacy common stock based on the $20.75 average closing price of Berkshire’s common stock for the ten day period ending December 15, 2010. The transaction is expected to be completed during the third quarter of 2011, subject to the approval of regulators and shareholders of both companies. Berkshire’s common stock is listed on the NASDAQ Global Select Market under the trading symbol “BHLB”. On March 11, 2011, the closing sales price of a share of Berkshire common stock was $21.83.
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
General: The Bank is a full-service, community-oriented financial institution offering products and services to individuals, families and businesses through nineteen branch offices located in western Massachusetts and eastern New York State. Predecessors to the Bank have been serving the area’s financial needs since 1835. Legacy Banks’ business consists primarily of making loans to its customers, including residential mortgages, commercial real estate loans, commercial loans and consumer loans, and investing in a variety of investment and mortgage-backed securities. Legacy Banks funds these lending and investment activities with deposits from the general public, funds generated from operations and select borrowings. Legacy Banks also provides insurance and investment products and services, investment portfolio management, debit and credit card products and online banking.
Market Area and Competition: The Bank offers a variety of financial products and services designed to meet the needs of the communities served. The primary deposit-gathering area is concentrated in western Massachusetts and eastern New York State. Legacy Banks is one of the largest banks in Berkshire County, Massachusetts in deposits and mortgage recordings. It is headquartered in Pittsfield, Massachusetts, located 120 miles west of Boston, Massachusetts and 30 miles east of Albany, New York. The Massachusetts and

New York counties in which the Bank currently operates include a mixture of rural, suburban and urban markets.
In the past few years a major goal of the Company’s business strategy was to expand geographically into areas contiguous to its existing markets, including into the State of New York, and to increase its loan volume in all areas. One step in this strategy was achieved in 2007 when the Bank purchased five branch offices located in Eastern New York, assuming approximately $76.6 million of deposit liabilities. This expansion into Eastern New York continued as the Bank opened denovo branch office locations in downtown Albany, New York in 2008, and in Latham, New York in 2009. The geographical expansion continued in March 2009 with the acquisition of a full-service branch office in Haydenville, Massachusetts.
The Company faces substantial competition in its efforts to originate loans and attract deposits and other fee-based business. Achieving meaningful growth is very challenging given the number of competitors and the overall growth level in the population in all market areas. The major risks associated with the competitive environment in Berkshire County is that it is relatively small and over-banked, which results in limited asset and funding diversification. The Bank faces direct competition from a significant number of financial institutions within its branch office footprint, many with a state-wide, regional or national presence. It also competes with several smaller community banks through competitive pricing coupled with superior service and expertise in both commercial and retail banking, using these same attributes in its expanded commercial lending in New York and acquired branches.
Lending Activities
The following table summarizes the composition of Legacy Banks’ loan portfolio (not including loans held for sale) as of the dates indicated:

	At December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans on real estate:
Residential	$276,765	45.02%	$285,618	43.12%	$344,235	49.15%
Commercial	225,027	36.61	263,910	39.85	246,374	35.18
Home equity	74,328	12.09	69,625	10.51	63,138	9.01

	576,120	93.72	619,153	93.48	653,747	93.34

Other loans:
Commercial	28,123	4.57	31,373	4.74	34,242	4.89
Consumer and other	10,518	1.71	11,791	1.78	12,386	1.77

	38,641	6.28	43,164	6.52	46,628	6.66

Total loans	614,761	100.00%	662,317	100.00%	700,375	100.00%

Other Items:
Net deferred loan costs	1,351		1,400		1,531
Allowance for loan losses	(9,010)		(11,089)		(6,642)

Total Loans, net	$607,102		$652,628		$695,264

	At December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans on real estate:
Residential	$349,772	53.17%	$325,407	55.85%
Commercial	212,191	32.26	170,971	29.35
Home equity	56,752	8.63	56,856	9.76

	618,715	94.06	553,234	94.96

Other loans:
Commercial	27,664	4.20	22,903	3.93
Consumer and other	11,421	1.74	6,451	1.11

	39,085	5.94	29,354	5.04

Total loans	657,800	100.00%	582,588	100.00%

Other Items:
Net deferred loan costs	1,397		891
Allowance for loan losses	(5,568)		(4,677)

Total Loans, net	$653,629		$578,802

General: Legacy Banks’ gross loan portfolio aggregated $614.8 million at December 31, 2010, representing 67.0% of the Company’s total assets at that date. In its lending activities the Bank originates residential real estate loans secured by one-to-four-family residences, commercial real estate loans, residential and commercial construction loans, commercial loans, home equity lines-of-credit, fixed rate home equity loans and other personal consumer loans. While Legacy Banks makes loans throughout Massachusetts and Eastern New York, most of its lending activities are concentrated in its market area. Loans originated totaled $150.6 million in 2010 as compared to $161.8 million in 2009. Residential mortgage loans sold into the secondary market, on a servicing-retained basis, totaled $42.4 million and $61.9 million during 2010 and 2009, respectively.
Loans originated by the Bank are subject to federal and state laws and regulations. Interest rates charged by the Bank on its loans are influenced by the demand for such loans, the amount and cost of funding available for lending purposes, current asset/liability management objectives and the interest rates offered by competitors. The merger agreement with Berkshire Hills Bancorp, Inc may restrict the Bank’s lending until the merger occurs without the consent of Berkshire. Please refer to Item 1a Risk Factors — Proposed Merger with Berkshire Hills Bancorp, Inc. for further information.
Residential Real Estate Loans: Legacy offers fixed-rate and adjustable-rate residential mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $3.0 million. As of December 31, 2010, this portfolio totaled $276.8 million, or 45.0% of the total gross loan portfolio on that date, and had an average yield of 5.11%. Residential mortgage loan originations totaled $104.3 million and $95.4 million for 2010 and 2009, respectively. Residential real estate loans include $4.0 million and $4.1 million of residential construction loans as of December 31, 2010 and 2009, respectively.
The decision to originate loans for portfolio or for sale into the secondary market is made by the Bank’s Asset/Liability Management Committee, and is based on the market rates for such loans and the Bank’s interest rate risk and liquidity profile. Current practice is to sell almost all newly originated fixed-rate 15 and 30 year monthly payment loans, while 10 year fixed-rate and 30 year fixed rate bi-weekly loans are generally held in the Bank’s portfolio. At December 31, 2010, 10, 15, 25 and 30 year fixed rate monthly payment loans held in the Bank’s portfolio totaled $175.5 million, or 63.4% of total residential real estate mortgage loans at that date, and these loans had an average yield of 5.38%. Legacy Banks services loans sold to Fannie Mae and generally earns a fee equal to 0.25% of the loan amounts outstanding for providing these services. The total of loans serviced for others as of December 31, 2010 is $105.8 million.
At December 31, 2010, adjustable-rate mortgage (ARM) loans totaled $101.3 million or 36.6% of total residential loans outstanding at that date, with an average yield of 4.64%. ARMs are offered for terms of up to 30 years with initial interest rates that are fixed for 1, 3, 5, 7 or 10 years. After the initial fixed-rate period, the interest rates on the loans are generally reset based on the relevant U.S. Treasury CMT (Constant Maturity Treasury) Index plus add-on margins of varying amounts, for periods of 1 year. Interest rate adjustments on such loans are typically limited to a range from 2.0% to 5.0% during any adjustment period and 5.0% to 6.0% over the life of the loan. Periodic adjustments in the interest rate charged on ARM loans help to reduce the Banks’ exposure to changes in interest rates. However, ARM loans generally possess an element of credit risk not inherent in fixed-rate mortgage loans, in that borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise. Higher payments may increase the risk of default, though this risk has not had a materially adverse effect on the Bank to date.
For residential mortgage loan originations to be held in portfolio, Legacy lends up to a maximum loan-to-value ratio of 100% for first-time home buyers and 95% for other buyers on mortgage loans secured by owner-occupied property, with the general condition that private mortgage insurance is required for loans with a loan-to-value ratio in excess of 80%. Title insurance, hazard insurance and, if applicable, flood insurance are required for all properties securing real estate loans made by the Bank. A licensed appraiser appraises all properties securing residential first mortgage purchase loans.
In an effort to provide financing for low and moderate-income first-time home buyers, the Bank originates and services residential mortgage loans with private mortgage insurance provided by the Mortgage Insurance Fund (MIF) of the Massachusetts Housing Finance Agency, or Mass Housing. The program provides mortgage payment protection as an enhancement to mortgage insurance coverage. This no-cost benefit, known as ‘MI Plus,’ provides up to six monthly principal and interest payments in the event of a borrower’s job loss.
Commercial Real Estate Loans: The Bank originated $20.3 million and $45.4 million of commercial real estate loans in 2010 and 2009, respectively, and had $225.0 million of commercial real estate loans, with an average yield of 6.33%, in its portfolio as of December 31, 2010. This loan segment has grown from 15.2% of the total loan portfolio at December 31, 2001 to 36.7% as of December 31, 2010. Commercial real estate loans include $13.6 million and $18.7 million of commercial construction loans as of December 31, 2010 and 2009, respectively.
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
Since 2002 the Bank has had a national commercial real estate lending program which originated loans throughout the United States, allowing for greater portfolio diversity. In 2010 Legacy decided to discontinue originating loans within this program while allowing the existing loan portfolio to amortize and pay down. During 2010, the Bank sold $16.2 million of the out-of market portion of this portfolio, further reducing the Bank’s balance of these loans.
In its evaluation of a commercial real estate loan application, Legacy considers the net operating income of the borrower’s business, the borrower’s expertise, credit history, and the profitability and value of the underlying property. In addition, for loans secured by rental properties, the Bank will also consider the terms of the leases and the quality of the tenants. Legacy requires that the properties securing these loans have strong debt service coverage ratios.
Commercial real estate loans generally have larger balances and involve a greater degree of risk than residential mortgage loans. Loan repayment is often dependent on the successful operation and management of the properties, as well as on the collateral value of the commercial real estate securing the loan. Economic events and changes in government regulations could have an adverse impact on the cash flows generated by properties securing the Banks’ commercial real estate loans and on the value of such properties. As of December 31, 2010 Legacy Banks had $32.7 million in commercial real estate loans concentrated in the hospitality industry, representing 12.9% of the total commercial real estate loan portfolio.
Home Equity Lines-of-Credit and Loans: Legacy Banks offers home equity lines-of-credit and home equity term loans. The Bank originated $12.0 million and $8.8 million of home equity lines-of-credit and loans during 2010 and 2009 respectively, and at December 31, 2010 had $74.3 million of home equity lines-of-credit and loans outstanding, representing 12.1% of the loan portfolio, with an average yield of 3.04% at that date.
Home equity lines-of-credit are secured by first or second mortgages on one-to-four family owner occupied properties, and are available to be drawn upon for 10 years, at the end of which time they become term loans amortized over 10 years. Interest rates on home equity lines normally adjust based on the prime rate of interest as published by the Wall Street Journal. The undrawn portion of home equity lines-of-credit totaled $68.1 million at December 31, 2010.
Commercial Loans: Legacy Banks originates secured and unsecured commercial and industrial loans to business customers for the purpose of financing equipment purchases, working capital, expansion and other general business purposes. Legacy Banks originated $13.0 million and $10.9 million in commercial loans during 2010 and 2009, respectively, and as of December 31, 2010 had $28.1 million in commercial loans in its portfolio, representing 4.6% of such portfolio, with an average yield of 4.75%. The Bank intends to place greater emphasis on growing this segment of the loan portfolio.
Legacy Banks’ commercial loans are generally collateralized by equipment, accounts receivable and inventory, and are generally supported by personal guarantees. The Bank offers both term and revolving commercial loans. The former have either fixed or adjustable-rates of interest and generally fully amortize over a term of between three and seven years. Revolving loans are renewable annually, with floating interest rates that are generally indexed to the Wall Street Journal prime rate of interest. When making commercial loans, the Bank considers the financial statements of the borrower, the borrower’s payment history with respect to both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the borrower operates and the value of the collateral. Legacy Banks’ commercial loans are not concentrated in any one industry. The repayment of commercial loans is often dependent on the successful operation of the business and may be affected by adverse changes in the economy and other external factors affecting the business. Collateral securing such loans may fluctuate in value and for that reason, may be difficult to appraise or liquidate.
Consumer and Other Loans: Legacy Banks offers a variety of consumer and other loans, including auto loans and loans secured by passbook savings or certificate accounts. The Bank originated or purchased $1.1 million and $2.1 million of consumer and other loans during 2010 and 2009, respectively, and at December 31, 2010 had $10.5 million of consumer and other loans outstanding, representing 1.7% of the loan portfolio at that date, with an average yield of 8.30%.
Loan Origination and Underwriting: Loan originations come from a variety of sources. The primary sources of originations are our salaried and commissioned loan personnel, advertising and referrals from customers and local real estate brokers. The Bank occasionally purchases participation interests in commercial real estate loans from other banks. Legacy underwrites such residential and commercial purchased loans using its own underwriting criteria.
The Bank issues loan commitments to prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are generally honored for up to 60 days from approval. At December 31, 2010, the Bank had loan and other financial commitments totaling $118.3 million. For information about Legacy’s loan commitments outstanding as of December 31, 2010, see Item 7: “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Quantitative and Qualitative Disclosures About Risk Management—Loan Commitments”.
Legacy charges origination fees, or points, and collects fees to cover the costs of appraisals and credit reports on most residential mortgage loans originated. Legacy Banks also collects late charges on real estate loans, and origination fees and prepayment penalties on commercial mortgage loans. For information regarding Legacy Banks’ recognition of loan fees and costs, please refer to Note 1 to the Consolidated Financial Statements of Legacy Bancorp, Inc. and Subsidiaries.
The following table sets forth certain information concerning Legacy Banks’ loan originations, purchases and sales activity for the year indicated:

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Loans at beginning of year	$662,317	$700,375	$657,800	$582,588	$551,359

Originations:
Mortgage loans on real estate:
Residential	104,272	95,427	73,660	75,047	55,223
Commercial	20,318	45,408	69,618	69,375	50,239
Home Equity	11,962	8,827	18,820	28,928	28,997

	136,552	149,662	162,098	173,350	134,459

Other Loans:
Commercial Business	12,952	10,914	17,365	18,932	17,330
Consumer and other	1,097	1,193	1,496	3,037	2,183
	14,049	12,107	18,861	21,969	19,513

Total loans originated	150,601	161,769	180,959	195,319	153,972

Loans purchased	—	910	2,421	4,042	3,106

Deduct:
Principal loan repayments and prepayments	124,204	133,223	112,810	105,761	114,281
Loan sales	61,310	66,949	27,416	18,170	11,405
Charge-offs	12,643	565	579	218	163

Total deductions	198,157	200,737	140,805	124,149	125,849

Net increase (decrease) in loans	(47,556)	(38,058)	42,575	75,212	31,229

Loans at end of year	$614,761	$662,317	$700,375	$657,800	$582,588

Residential mortgage loans less than the Federal National Mortgage Association (Fannie Mae) limit to be held in portfolio require the approval of a residential loan underwriter. Residential mortgage loans greater than the Fannie Mae limit but less than $1.0 million require the approval of either the CEO, President, Senior Vice President of Operations, or Vice President of Risk Management. Residential mortgage loans greater than $1.0 million but less than $3.0 million require the approval of the Loan Committee. Residential mortgage loans greater than $3.0 million but less than the Bank’s legal lending limit require the approval of the Credit/ALCO Committee of the board of directors of the Bank.

Commercial real estate and commercial loans are underwritten by commercial credit analysts. Commercial loans up to $1.0 million may be approved by the CEO, President, Senior Vice President of Commercial Real Estate Lending, Senior Vice President of Operations and Vice President of Risk Management. The Loan Committee may approve loans of up to $6.0 million, while loans over these limits require the approval of the Credit/ALCO Committee of the board of directors of the Bank.
Consumer loans are underwritten by consumer loan underwriters who have approval authorities ranging from $25,000 to $100,000 for these loans. Senior loan committee officers may approve consumer loans of up to $200,000 while the loan committee may approve loans of up to $3.0 million. All consumer loans in excess of these limits require the approval of the Credit/ALCO Committee of the board of directors of the Bank.
Pursuant to its loan policy, the Bank generally will not make loans aggregating more than 10% of its retained earnings and capital stock accounts, or $9.2 million as of December 31, 2010, to one borrower (or related entity). Exceptions to this limit require the approval of the Credit/ALCO Committee of the board of directors of the Bank prior to loan origination. Legacy Banks’ internal lending limit is lower than the Massachusetts legal lending limit, which is 20.0% of a bank’s retained earnings and capital stock accounts, or $18.3 million, as of December 31, 2010.
Legacy Banks has established a risk rating system for its commercial real estate and commercial loans. This system evaluates a number of factors useful in indicating the risk of default and risk of loss associated with a loan. These ratings are performed by commercial credit analysts who do not have responsibility for loan originations. See “Loan Quality—Classification of Assets and Loan Review”.
Maturity and Sensitivity of Loan Portfolio: The following table shows contractual final maturities of selected loan categories at December 31, 2010. The contractual maturities do not reflect premiums, discounts and deferred costs, and do not reflect prepayments:

	Contractual Maturity
	Due Less Than	Due After One	Due After
	One Year	To Five Years	Five Years	Total
	(Dollars in Thousands)
Commercial Real Estate Loans	$43,766	$127,848	$39,817	$211,431
Commercial Construction loans	4,173	6,175	3,248	13,596

Sub-total: Total Commercial Real Estate Loans	$47,939	$134,023	$43,065	$225,027

Residential Construction Loans	—	—	4,023	4,023

Total	$47,939	$134,023	$47,088	$229,050

Of the $181.1 million total of loans above which mature in more than one year, $88.3 million are fixed-rate and $92.8 million are adjustable rate.
Loan Quality
General: One of the Legacy’s most important operating objectives is to maintain a high level of asset quality by making only loans and investments that it would be comfortable holding long-term on our balance sheet. Management uses a number of strategies in furtherance of this goal including maintaining sound credit standards in loan originations, monitoring the loan portfolio through internal and third-party loan reviews, and employing active collection and workout processes for delinquent or problem loans.

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
Other Real Estate Owned: Legacy Banks classifies property acquired through foreclosure or acceptance of a deed in lieu of foreclosure as other real estate owned (“OREO”) in its consolidated financial statements. When property is placed into OREO, it is recorded at the fair value less estimated costs to sell at the date of foreclosure or acceptance of deed in lieu of foreclosure. At the time of transfer to OREO, any excess of carrying value over fair value is charged to the allowance for loan losses. Management inspects all OREO property periodically. Holding costs and declines in fair value result in charges to expense after the property is acquired. At December 31, 2010, Legacy Banks had four properties valued at approximately $2.2 million classified as OREO. At December 31, 2009, Legacy Banks had two properties valued at approximately $1.2 million classified as OREO.
Classification of Assets and Loan Review: Legacy Banks uses an internal rating system to monitor and evaluate the credit risk inherent in its loan portfolio. At the time a loan is approved, all commercial real estate and commercial loans are assigned a risk rating based on all of the factors considered in originating the loan. The initial risk rating is recommended by the credit analyst charged with underwriting the loan, and subsequently approved by the relevant loan approval authority. Current financial information is sought for all commercial real estate and commercial borrowing relationships, and is evaluated on at least an annual basis to determine whether the risk rating classification is appropriate. This determination as to the classification of assets and the amount of the loss allowances established are subject to review by regulatory agencies, which can order the establishment of additional loss allowances. See “Loan Quality—Allowance for Loan Losses” and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Allowance for Loan Losses”.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting principal and interest payments when due. Impaired loans with payments past due at or greater than 90 days are generally maintained on a non-accrual basis. Impairment is measured on a loan by loan basis for commercial loans and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Generally the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement. At December 31, 2010, loans which have been determined to be impaired, which include all non-accrual loans and troubled debt restructurings, totaled $16.8 million with a corresponding specific reserve allowance of approximately $1.1 million. Legacy Banks engages an independent third party to conduct a semi- annual review of its commercial mortgage and commercial loan portfolios. These loan reviews provide a credit evaluation of selected individual loans to determine whether the risk ratings assigned are appropriate. Independent loan review findings are presented directly to the Audit Committee of the board of directors of the Bank.
Non-Performing Loans: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2010 the Bank had fourteen loans totaling $4.5 million considered to be troubled debt restructurings (a loan for which a portion of interest or principal has been forgiven or the loan is modified at an interest rate less than current market rates). Of this amount, approximately $2.5 million is included as part of the $12.7 million of non-performing loans as of December 31, 2010. At December 31, 2009 Legacy Banks had had seven loans totaling $10.8 million considered to be troubled debt restructurings.
If the non-accrual loans had been current, including the non-accrual troubled debt restructurings, the gross interest income which would have been recorded for the year ended December 31, 2010 is equal to approximately $832,000. Interest income of approximately $319,000 was recorded in net income for the year ended December 31, 2010 on these loans. Interest income recognized on a cash basis was $142,000.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Non-accrual loans:
Residential mortgage	$4,176	$4,822	$1,190	$499	$483
Commercial mortgage	8,128	13,942	5,777	539	179
Commercial	315	743	410	386	132
Home equity, consumer and other	125	71	172	108	85

Total non-accrual loans	12,744	19,578	7,549	1,532	879

Loans greater than 90 days delinquent and still accruing:

Residential mortgage	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Commercial	—	—	—	—	—
Home equity, consumer and other	—	—	—	—	—

Total loans 90 days delinquent and still accruing	—	—	—	—	—

Total non-performing loans	$12,744	$19,578	$7,549	$1,532	$879

Other real estate owned	$2,216	$1,195	$—	$185	$—

Total non-performing assets	$14,960	$20,773	$7,549	$1,717	$879

Troubled debt restructurings included in NPAs	$2,451	$5,905	$—	$—	$—
Troubled debt restructurings not included in NPAs	2,098	4,887	—	—	943

Total troubled debt restructurings	$4,549	$10,792	$—	$—	$943

Ratios:
Non-performing loans to total loans	2.07%	2.96%	1.08%	0.23%	0.15%
Non-performing assets to total assets	1.63%	2.20%	0.80%	0.17%	0.11%
Non-performing loans increased in 2009 as the deterioration in general economic conditions resulted in significant challenges for several individual and commercial borrowers. The decrease in non-performing loans in 2010 is the result of the Bank’s loan workout efforts as well as the charge-off of certain loans. Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due. Restructured loans represent performing loans for which concessions were granted due to a borrower’s financial condition. Such concessions may include reductions of interest rates to below-market terms and/or extension of repayment terms.
Allowance for Loan Losses. In originating loans, Legacy Banks recognizes that losses will be experienced on loans and that the risk of loss will vary with many elements, including the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan over the term of the loan. The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio, and as such, this allowance represents management’s best estimate of the probable known and inherent credit losses in the loan portfolio as of the date of the financial statements.
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
While Legacy Banks believes that it has established adequate allowances for losses on loans, adjustments to the allowance may be necessary if future conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Bank’s regulators periodically review the allowance for loan losses. These regulatory agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination, thereby negatively affecting Legacy’s financial condition and earnings.
The following table sets forth activity in the Bank’s allowance for loan losses for the periods indicated:

	At or for the Years Ended December 31,
	2010	2009	2008	2007	2006
		(Dollars in Thousands)
Balance at beginning of period	$11,089	$6,642	$5,568	$4,677	$4,220

Charge-offs:
Mortgage loans on real estate	(11,778)	(82)	(121)	—	(50)
Other loans:
Commercial	(761)	(265)	(198)	(104)	(19)
Consumer and other	(104)	(218)	(260)	(114)	(94)

Total other loans	(865)	(483)	(458)	(218)	(113)

Total charge-offs	(12,643)	(565)	(579)	(218)	(163)

Recoveries:
Mortgage loans on real estate	39	1	89	—	10
Other loans:
Commercial	12	48	15	15	316
Consumer and other	45	80	84	43	61

Total other loans	57	128	99	58	377

Total recoveries	96	129	188	58	387

Net recoveries (charge-offs)	(12,547)	(436)	(391)	(160)	224

Provision for loan losses	10,468	4,883	1,465	1,051	233

Balance at end of period	$9,010	$11,089	$6,642	$5,568	$4,677

Ratios:
Net recoveries (charge-offs) to average loans outstanding	(1.93%)	(0.06%)	(0.06%)	(0.03%)	0.04%
Allowance for loan losses to non-performing loans at end of period	70.70%	56.64%	87.99%	363.45%	532.08%
Allowance for loan losses to total loans at end of period	1.47%	1.67%	0.95%	0.85%	0.80%

The allowance for loan losses to total loans increased from 0.80% as of December 31, 2006 to 1.47% as of December 31, 2010 primarily due to the increase over the years in the ratio of commercial loans to total loans, as commercial loans are generally reserved for at a higher rate than residential loans. Additionally, specific reserves related to certain loans caused the annual provision expense to increase in 2009 and 2010. The Company also increased the reserve ratio for most loan portfolio categories in 2010 given current economic conditions. The amount of the additions to the allowance charged to operating expense for each of the above years is a reflection of various factors analyzed by management, including the amount of loan growth in each year as well as the type of loan growth. Additionally, the amount of charge-offs and recoveries in a given year will impact the amount of provision expense.
The following tables set forth the Bank’s percent of allowance by loan category and the percent of the loans to total loans in each of the categories listed at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories:

	At December 31,
	2010			2009			2008
						Percent
						of Loans			Percent of
		Loan	Percent of			in Each		Loan	Loans in
	Allowance	Balances	Loans in Each	Allowance	Loan	Category	Allowance	Balances	Each
	for Loan	by	Category to	for Loan	Balances by	to Total	for Loan	by	Category to
	Losses	Category	Total Loans	Losses	Category	Loans	Losses	Category	Total Loans
	(Dollars in Thousands)
Mortgage loans on real estate:
Residential	$2,358	$276,765	45.02%	$1,112	$285,618	43.12%	$980	$344,235	49.15%
Commercial	5,285	225,027	36.61	8,852	263,910	39.85	4,550	246,374	35.18
Home equity	446	74,328	12.09	359	69,625	10.51	286	63,138	9.01

	8,089	576,120	93.72	10,323	619,153	93.48	5,816	653,747	93.34

Other loans:
Commercial	667	28,123	4.57	579	31,373	4.74	632	34,242	4.89
Consumer and other	254	10,518	1.71	187	11,791	1.78	194	12,386	1.77

	921	38,641	6.28	766	43,164	6.52	826	46,628	6.66

Total	$9,010	$614,761	100.00%	$11,089	$662,317	100.00%	$6,642	$700,375	100.00%

	At December 31,
	2007			2006
			Percent of			Percent of
		Loan	Loans in		Loan	Loans in
		Balances	Each	Allowance	Balances	Each
	Allowance for	by	Category to	for Loan	by	Category to
	Loan Losses	Category	Total Loans	Losses	Category	Total Loans
	(Dollars in Thousands)
Mortgage loans on real estate:
Residential	$946	$349,772	53.17%	$892	$325,407	55.85%
Commercial	3,688	212,191	32.26	3,015	170,971	29.35
Home equity	245	56,752	8.63	249	56,856	9.76

	4,879	618,715	94.06	4,156	553,234	94.96

Other loans:
Commercial	507	27,664	4.20	426	22,903	3.93
Consumer and other	182	11,421	1.74	95	6,451	1.11

	689	39,085	5.94	521	29,354	5.04

Total	$5,568	$657,800	100.00%	$4,677	$582,588	100.00%

Investment Activities
General. Our investment policy is established and reviewed at least annually by the board of directors of the Bank. The Chief Executive Officer, President and Chief Financial Officer of the Bank, as authorized by the board, implement this policy based on the established guidelines within the written policy. The primary objective of the investment portfolio is to achieve a competitive rate of return without incurring undue interest rate and credit risk, to complement the Bank’s lending activities, to provide and maintain liquidity, and to assist in managing the interest rate sensitivity of its balance sheet. Individual investment decisions are made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with the Bank’s asset/liability management objectives. Certain investment securities are held by Legacy Bancorp, which follows the same investment guidelines as the Bank. The information about investments herein under “Business — Investment Activities” includes the investment securities of Legacy Bancorp.
The Company is required to designate its securities as held to maturity, available for sale or trading, depending on its intent with regard to the investments at the time of purchase. At December 31, 2010, $185.7 million, or 99.95%, of the portfolio was classified as available for sale, and $97,000, or 0.05%, of the portfolio was classified as held to maturity. At December 31, 2010, the net unrealized loss on securities classified as available for sale was $112,000. Legacy Banks does not currently maintain a trading portfolio of securities.
During 2010, the securities and other investments portfolio increased by $17.6 million or 9.5%, from a fair value of $184.7 million at December 31, 2009 to a fair value of $202.3 million at December 31, 2010 as a result of cash flows created by a net decrease in loans as well as an increase in deposits. Increases during the year were concentrated primarily in bonds issued by government-sponsored enterprises, including mortgage-backed securities (MBSs). These increases were somewhat offset by a decrease in municipal-backed bonds as the Company elected to significantly reduce its holdings in this portfolio. During the year ended December 31, 2010, the Company recognized total other-than-temporary impairment of $3.9 million on our portfolio of securities and other investments. For a discussion of other-than—temporary impairment, please refer to “Critical Accounting Policies — Other-Than-Temporary Impairment” within Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. As of December 31, 2010 the investment portfolio consisted of the following:
Government Sponsored Enterprises (GSE). At December 31, 2010, Legacy Banks’ GSE portfolio totaled $131.6 million, or 65.1% of the total portfolio on that date. These bonds are issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Bank (“FHLB”) or other GSE. Legacy invests in GSE securities with the purpose of both receiving a competitive rate of return and liquidity as these securities generally can be sold in a readily available market.
Municipal Bonds. At December 31, 2010, the Bank’s Municipal Bond portfolio totaled $3.1 million, or 1.6% of the total portfolio on that date. This portfolio decreased $14.7 million, or 82.4%, from a December 31, 2009 amount of $17.9 million as the Bank elected to reduce its holdings in this segment of the market in order to reduce potential balance sheet risk.
Corporate Bonds and Other Obligations. At December 31, 2010, Legacy’s portfolio of corporate bonds and other obligations totaled $402,000, or 0.2%, of the portfolio at that date. This portfolio decreased $949,000 from a December 31, 2009 amount of $1.4 million.
Mortgage-Backed Securities (MBS). Legacy invests in mortgage-backed securities with the purpose of receiving a competitive rate of return with a steady cash flow used for reinvestment and liquidity. At December 31, 2010, the Company’s portfolio of mortgage-backed securities totaled $49.6 million, or 24.5% of the portfolio on that date, and consisted of pass-through securities totaling $43.9 million and collateralized mortgage obligations totaling $5.7 million. Within the overall total, $43.0 million was directly insured and guaranteed by the Government National Mortgage Association (“Ginnie Mae”) while $6.6 million was issued or backed by Freddie Mac or Fannie Mae. As of December 31, 2010, the Company did not have any private-label MBSs.
Marketable Equity Securities. At December 31, 2010, Legacy Banks’ portfolio of marketable equity securities totaled $956,000, or 0.5%, of the portfolio at that date, and consisted entirely of common and preferred stock of various corporations. Legacy Banks’ investment policy requires stocks within this portfolio to be diversified into several different business segments, actively traded and of high quality. At December 31, 2010, three marketable equity securities have unrealized losses with aggregate depreciation of 13.2% from the Bank’s cost basis. Although some issuers may have shown declines in earnings as a result of the weakened economy, management has evaluated the near-term prospects of the issuers in relation to the severity and duration of the depreciation of value and has analyzed the issuer’s financial condition and financial performance as well as industry analysts’ reports. Based on that evaluation as well as the Bank’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, Legacy does not consider these investments to be other-than-temporarily impaired at December 31, 2010. Further problems in the current economic environment, however, could result in further deterioration of market values for these securities.
Other Equity Securities and Investments. At December 31, 2010, the Bank’s portfolio of restricted equity securities and other investments totaled $16.5 million, or 8.2%, of the portfolio at that date. These securities consisted primarily of stock in the Federal Home Loan Bank of Boston (“FHLBB”) totaling $10.9 million, which must be held as a condition of membership in the Federal Home Loan Bank System and as a condition to the Bank’s borrowing under the FHLBB advance program. Other investments also include a $1.7 million investment in Savings Bank Life Insurance of Massachusetts as well as smaller investments in the Community Investment Fund, Depositors Insurance Fund and other investments. The remaining $3.8 million consisted of interests in certain commercial real estate investment funds. At December 31, 2010 the Bank had potential additional capital calls of approximately $4.3 million related to these fund investments. For further discussion of the fund investments, please refer to Footnote 21, “Fair Value of Assets and Liabilities — Assets Measured at Fair Value on a Non-Recurring Basis — Other investments” within Item 8: “Financial statements and supplementary data”.
The following table sets forth certain information regarding the amortized cost and market values of Legacy’s investment securities at the dates indicated:

	At December 31, 2010		At December 31, 2009		At December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
			(Dollars in Thousands)
Securities available for sale:
Government-sponsored enterprises (GSE)	$132,221	$131,624	$80,393	$79,976	$36,459	$36,832
Municipal bonds	3,145	3,145	17,521	17,875	15,876	15,632
Corporate bonds and other obligations	401	402	1,321	1,351	363	363
GSE residential mortgage-backed	6,370	6,594	29,591	30,503	42,710	43,458
U.S. Government guaranteed residential mortgage-backed	42,775	42,967	33,625	33,636	8,969	9,032
Private issue mortgage-backed securities	—	—	—	—	28,588	21,496

Total debt securities	184,912	184,732	162,451	163,341	132,965	126,813

Marketable equity securities	888	956	3,239	4,085	6,314	5,544

Total securities available for sale	185,800	185,688	165,690	167,426	139,279	132,357

Securities held to maturity:
Other bonds and obligations	97	97	97	97	97	97

Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	10,932	10,932	10,932	10,932	10,932	10,932
Savings Bank Life Insurance	1,709	1,709	1,709	1,709	1,709	1,709
Real estate partnerships	3,815	3,815	4,397	4,397	7,360	7,360
Other investments	90	90	155	155	184	184

Total restricted equity securities and other investments	16,546	16,546	17,193	17,193	20,185	20,185

Total securities	$202,443	$202,331	$182,980	$184,716	$159,561	$152,639

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of Legacy’s debt securities portfolio at December 31, 2010. Yields on tax-exempt bonds have not been calculated on a tax equivalent basis. In the case of mortgage-backed securities, the table shows the securities by their contractual maturities, however there are scheduled principal payments for these securities and there will also be unscheduled prepayments prior to their contractual maturity:

			More than One year		More than five years
	One Year or Less		through Five years		through Ten years		More than Ten years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Securities available for sale (AFS):
Government-sponsored enterprises	$5,233	1.32%	$103,146	1.24%	13,043	2.00%	$10,799	1.56%	$132,221	1.35%
Municipal Bonds	—	—	—	—	660	4.03%	2,485	4.06%	3,145	4.06%
Corporate bonds and other obligations	401	4.13%	—	—	—	—	—	—	401	4.13%

Subtotal	5,634		103,146		13,703		13,284		135,767

GSE Mortgage-backed securities	—		—		536	4.00%	5,834	5.52%	6,370	5.39%
GNMA	—		—		—		42,775	4.88%	42,775	4.88%

Total AFS debt securities	5,634		103,146		14,239		61,893		184,912

Securities held to maturity (HTM):
Corporate bonds and other obligations	—		82	3.00%	—		15	3.00%	97	3.00%

Total HTM debt securities	—		82		—		15		97

Total debt securities	$5,634		$103,228		$14,239		$61,908		$185,009

Sources of Funds
General. Deposits are the primary source of Legacy Banks’ funds for lending and other investment purposes. In addition to deposits, the Bank obtains funds from the amortization and prepayment of loans and mortgage-

backed securities, the sale or maturity of investment securities, advances from the FHLBB, and cash flows generated by operations.
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
The maturities of the Bank’s certificate of deposit accounts range from one month to five years. In addition, the Bank offers a variety of commercial business products to small businesses operating within its primary market area. The Bank will on occasion negotiate interest rates to attract jumbo certificates of deposit. The Bank also generates certificates of deposit through the use of brokers and internet-based network deposits. Brokered deposits and network deposits totaled $12.5 million and $29.1 million, respectively at December 31, 2010.
Legacy Banks relies primarily on competitive pricing of its deposit products, customer service and long-standing relationships with customers to attract and retain deposits. Market interest rates, rates offered by financial service competitors, the availability of other investment alternatives, and general economic conditions significantly affect the Bank’s ability to attract and retain deposits.
The following tables set forth certain information relative to the composition of Legacy’s average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended December 31,
	2010			2009			2008
	Average		Weighted	Average		Weighted	Average		Weighted
	Balance	Percent	Average Rate	Balance	Percent	Average Rate	Balance	Percent	Average Rate
	(Dollars in Thousands)
Deposit type:
Demand	$71,231	10.7%	—%	$67,155	10.6%	—%	$60,444	10.2%	—%
NOW deposits	45,647	6.9	0.29	43,527	6.9	0.40	41,378	7.0	0.53
Money market deposits	66,007	9.9	0.66	65,602	10.3	1.04	58,052	9.8	2.36
Regular savings	52,076	7.9	0.24	50,724	8.0	0.33	49,936	8.5	0.41
Relationship Savings	137,742	20.7	0.80	123,297	19.5	1.29	121,990	20.6	2.10

Total transaction accounts	372,703	56.1	0.48	350,305	55.3	0.75	331,800	56.1	1.30
Certificates of deposit	291,520	43.9	2.45	282,730	44.7	2.99	259,439	43.9	3.88

Total deposits	$664,223	100.0%	1.35%	$633,035	100.0%	1.76%	$591,239	100.0%	2.44%

The following table sets forth the time deposits of the Bank classified by interest rate as of the dates indicated:

	At December 31,
	2010	2009	2008
	(Dollars in thousands)
Interest Rate
Less than 2%	$137,365	$81,282	$25,591
2.00%-2.99%	88,589	83,503	85,226
3.00%-3.99%	56,794	91,122	106,784
4.00%-4.99%	12,587	27,943	40,304
5.00%-5.99%	2,372	5,462	11,936

Total	$297,707	$289,312	$269,841

The following table sets forth the amount and maturities of time deposits at December 31, 2010:

	Year ending December 31,				After December 31,
	2011	2012	2013	2014	2014	Total
	(Dollars in thousands)
Interest Rate
Less than 2%	$104,532	$25,115	$7,697	$21	$—	$137,365
2.00%-2.99%	10,637	2,252	39,913	20,624	15,163	88,589
3.00%-3.99%	14,851	7,097	19,463	7,984	7,399	56,794
4.00%-4.99%	8,221	2,978	1,062	326	—	12,587
5.00%-5.99%	2,044	328	—	—	—	2,372

Total	$140,285	$37,770	$68,135	$28,955	$22,562	$297,707

As of December 31, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $135.3 million. The following table sets forth the maturity of those certificates:

At December 31, 2010
(In Thousands)
Three months or less	$12,070
Over three months through six months	14,561
Over six months through one year	18,395
Over one year to three years	58,255
Over three years	32,018

Total	$135,299

Borrowings. Legacy Banks utilizes advances from the FHLBB primarily in connection with the funding of growth in its assets. FHLBB advances are secured primarily by certain of the Bank’s mortgage loans, certain investment securities and by the Bank’s holding of FHLBB stock. As of December 31, 2010, the Bank had outstanding $105.4 million in FHLBB advances, and had the ability to borrow up to a total of $112.1 million additional based on available collateral. The following table sets forth certain information concerning balances and interest rates on the Bank’s FHLBB advances at the dates and for the periods indicated:

	At or For the Years Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Balance at end of period	$105,388	$160,352	$197,898
Average balance during year	$148,001	$177,261	$186,170
Maximum outstanding at any month end	$156,352	$194,831	$211,531
Weighted average interest rate at end of year	3.86%	3.81%	4.07%
Weighted average interest rate during year	3.78%	4.07%	4.27%
Of the $105.4 million in advances outstanding at December 31, 2010, $82.5 million, bearing a weighted-average interest rate of 3.90%, are callable by the FHLBB at its option and in its sole discretion. In the event the FHLBB calls these advances, the Bank will evaluate its liquidity and interest rate sensitivity position at that time and determine whether to replace the called advances with new borrowings.

Personnel. As of December 31, 2010, the Bank had approximately 173 full-time equivalent employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be excellent.
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
Subsidiary Activities and Portfolio Management Services
Legacy has two wholly-owned subsidiaries, LB Funding Corporation and Legacy Banks. The Company conducts its principal business activities through Legacy Banks. The Bank, in turn, has four operating subsidiaries, Legacy Insurance Services of the Berkshires, Legacy Securities Corporation, Renaissance Investment Group, LLC and CSB Service Corporation.
LB Funding Corporation. LB Funding Corporation is wholly owned by Legacy Bancorp, Inc. and was established in 2005 to lend funds to Legacy Banks Employee Stock Ownership Plan (“ESOP”) to purchase shares of Legacy Bancorp, Inc. common stock in the open market subsequent to the initial public offering. The company is incorporated in Massachusetts.
Legacy Insurance Services of the Berkshires. Legacy Insurance Services of the Berkshires (“LISB”) is a Delaware limited liability company and is wholly-owned by the Bank. LISB is an insurance agency that specializes in providing our clients with non-deposit insurance and investment products. LISB has been in operation since September 2001, however, the Bank has been associated with and selling Savings Bank Life Insurance (SBLI) since 1910.
Legacy Securities Corporation. Legacy Securities Corporation (“LSC”) is a Massachusetts securities corporation and a wholly owned subsidiary of the Bank. LSC is an investment company that engages in buying, selling and holding securities on its own behalf. At December 31, 2010, LSC had total assets of approximately $70.3 million consisting primarily of GSE obligations and mortgage backed securities. As a Massachusetts securities corporation, LSC has a lower state income tax rate compared to other corporations.
CSB Service Corporation. CSB Service Corporation is a Massachusetts company and is wholly-owned by the Bank. CSB Service Corp. is a company utilized by Legacy Banks to hold real estate taken in foreclosure, and has been in operation since December 1975.
Renaissance Investment Group. Legacy Banks offers portfolio management services through its wealth management subsidiary known as Renaissance Investment Group, LLC (“Renaissance”) which was acquired by the Bank in April 2010. The Bank formerly offered wealth management services through its Legacy Portfolio Management (“LPM”) division and transferred certain accounts to Renaissance in 2010. At December 31, 2010, Renaissance had total assets under management and administration of $237.1 million and LPM had assets under management and administration of $64.3 million.

Regulation and Supervision
General: As a savings and loan holding company, Legacy Bancorp is required to file reports with, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision (OTS). As a savings bank chartered by the Commonwealth of Massachusetts, Legacy Banks is subject to extensive regulation, examination and supervision by the Massachusetts Commissioner of Banks, as its primary regulator, and the Federal Deposit Insurance Corporation (FDIC), as the deposit insurer and primary federal regulator. Legacy Banks is a member of the Federal Home Loan Bank (FHLB) system and, with respect to deposit insurance, of the Bank Insurance Fund managed by the FDIC. The Bank must file reports with the Commissioner of Banks and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Commissioner of Banks and/or the FDIC conduct periodic examinations to test Legacy Banks’ safety and soundness and compliance with various regulatory requirements. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on Legacy Banks and Legacy Bancorp and is qualified in its entirety by reference to the actual laws and regulations.
Certain federal banking laws have been amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which was signed into law by President Obama on July 21, 2010 (the “Dodd-Frank Act”). See “—Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” below. One of the changes that is most significant to Legacy Bancorp is the abolition of the OTS, historically our primary federal holding company regulator. On or about July 21, 2011, the OTS will cease to exist, and its functions will be transferred to the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve) and the FDIC. On the effective date of the transfer of the OTS’s functions (the “OTS Transfer Date”), the Federal Reserve will become the primary federal supervisor and regulator of Legacy Bancorp, succeeding to all powers, authorities, rights, and duties that were vested in the OTS with respect to savings and loan holding companies. This includes, among other powers, the authority to issue rules with respect to affiliate transactions, insider lending, and unlawful tying arrangements. In the following discussion of the regulation and supervision of Legacy Bancorp as a savings and loan holding company, references to the OTS should be read to mean the Federal Reserve once the OTS Transfer Date occurs. The FDIC will continue to be the primary federal regulator of Legacy Banks after the OTS Transfer Date. Not later than the OTS Transfer Date, the Federal Reserve, OCC and FDIC will publish a list of OTS regulations that the three agencies will adopt and continue to enforce. The Dodd-Frank Act provides that all orders, resolutions, determinations, agreements, regulations, interpretations, guidelines, procedures, and advisory materials that have been issued by the OTS or by a court, which are in effect on the day before the transfer date, will continue in effect according to their terms and be enforceable by or against the Federal Reserve, in the case of savings and loan holding companies such as Legacy Bancorp.
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
The Dodd-Frank Act will significantly change the current bank regulatory structure, and is expected to have a substantial impact on our business operations as its provisions take effect. It requires various federal agencies to adopt and implement a broad range of new rules and regulations, the details of which are primarily within the discretion of the agencies. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. A summary of certain provisions of the Dodd-Frank Act is set forth below, along with information set forth in applicable sections of this “Regulation and Supervision” section.
•	Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•	Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective July 21, 2011, the Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

•	Holding Company Capital Levels. The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies that are at least of the same nature as those applicable to financial institutions. All trust preferred securities (TruPs), issued by bank or thrift holding companies after May 19, 2010 will be counted as Tier 2 capital (with an exception for certain small bank holding companies).

•	Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•	Transactions with Affiliates and Insiders. Effective July 21, 2011, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

•	Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. On February 7, 2011, the FDIC approved a joint proposed rulemaking to implement this requirement. The proposed rule prohibits incentive-based compensation arrangements that encourage officers, employees or directors to expose the institution to inappropriate risks by providing excessive compensation or that encourage inappropriate risk-taking that could lead to a material financial loss. The proposed rule would also require financial institutions to maintain policies and procedures to ensure compliance with these requirements and to provide an annual report to their appropriate Federal regulators disclosing the structure of their incentive-based compensation arrangements.

•	Consumer Financial Protection Bureau. The Dodd-Frank Act establishes the Consumer Financial Protection Bureau (CFPB) as an independent bureau within the Federal Reserve. The Dodd-Frank Act grants the CFPB broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.
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
Dividends: A Massachusetts stock bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. The Bank would obtain the approval of the Massachusetts Commissioner of Banks if it were to declare a cash dividend from net profits.
Protection of Personal Information: Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements, which became effective March 1, 2010, are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “—Federal Regulations—Privacy Regulations”, that require organizations to establish written information security programs to prevent identity theft. However, unlike federal regulations, the Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.
Parity Regulation: A Massachusetts bank may engage in any activity or offer any product or service if the activity, product or service is engaged in or offered in accordance with regulations promulgated by the Massachusetts Commissioner of Banks and has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts; provided that the activity is permissible under applicable federal and Massachusetts law and subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that had previously been granted the power. See “—Investment Activities” below.
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
State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk. The Dodd-Frank Act contains certain provisions that will affect the capital requirements applicable to Legacy Banks. See “—Dodd-Frank Wall Street Reform and Consumer Protection Act” above.
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
Dividends: The Company’s payment of dividends is subject to certain legal and regulatory restrictions. The Company’s primary federal regulator may also impose additional restrictions on the payment of dividends.
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
The Dodd-Frank Act amends the Bank Holding Company Act of 1956 to prohibit, with certain exceptions, a banking entity from engaging in proprietary trading or sponsoring, acquiring, or retaining any equity, partnership, or other ownership interest in a hedge fund or a private equity fund. The amendments limit the Bank’s ability to engage in proprietary trading which may in turn limit the Bank’s ability to make certain investments in debt securities or other securities that were previously permissible. In general, the amendments take effect on the earlier of 12 months after the date federal agencies issue rules to implement the new law or July 21, 2012, and banking entities will be required to confirm their activities to the new requirements not later than two years after the date on which the amendments take effect, unless such period is extended by the Federal Reserve.
Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Interstate Banking Act, permits adequately capitalized bank holding companies to acquire banks in any state subject to specified concentration limits and other conditions. The Interstate Banking Act also authorizes the interstate merger of banks. As a result of our acquisition of five New York state branch offices in December 2007, we may conduct at our New York branch offices any activity that is authorized under Massachusetts law that is permissible for either New York savings banks (subject to applicable federal restrictions) or a New York branch of an out-of-state national bank. The New York State Superintendent of Banks may exercise certain regulatory authority over the Bank’s New York branch offices. Under the Dodd-Frank Act, national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.
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
The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As noted above, the Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements for banks and bank holding companies which may result in an increase in the capital requirements applicable to Legacy Banks.
As of December 31, 2010, Legacy Banks was classified as a “well capitalized” institution.
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

Transaction with Affiliates and Regulation W of the Federal Reserve Regulations. Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act and Regulation W (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act. As noted above, the Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, effective on July 21, 2011.
“Financial subsidiaries” of banks are treated as affiliates for purposes of Sections 23A and 23B of the Federal Reserve Act. However, (i) the 10.0% capital limit on transactions between the bank and such financial subsidiary as an affiliate is not applicable, and (ii) the investment by the bank in the financial subsidiary does not include retained earnings in the financial subsidiary. Certain anti-evasion provisions have been included that relate to the relationship between any financial subsidiary of a bank and sister companies of the bank: (1) any purchase of, or investment in, the securities of a financial subsidiary by any affiliate of the parent bank is considered a purchase or investment by the bank; or (2) if the Federal Reserve Board determines that such treatment is necessary, any loan made by an affiliate of the parent bank to the financial subsidiary is to be considered a loan made by the parent bank. Section 23A of the Federal Reserve Act was further amended by the Dodd-Frank Act to make the 10% capital limit applicable to transactions between a bank and its financial subsidiary, and repeals the retained earnings exclusion. Those amendments will become effective one year after the OTS Transfer Date under the Dodd-Frank Act.
In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% stockholder of a financial institution, and certain affiliated interests of these, may not exceed, together with all other outstanding loans to such person and affiliated interests, the financial institution’s loans to one borrower limit, generally equal to 15.0% of the institution’s unimpaired capital and surplus. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers. The Dodd-Frank Act also further restricts loans to insiders and expands the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions.
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
Insurance of Deposit Accounts. The FDIC insures deposit accounts in Legacy Banks generally up to a maximum of $250,000 per depositor. Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Federal Deposit Insurance Corporation is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. In 2009, the Federal Deposit Insurance Corporation imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. In addition, the Federal Deposit Insurance Corporation increased its quarterly assessment rates and amended the method by which rates are calculated. Beginning in the second quarter of 2010, institutions were assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment was then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points.
On November 12, 2009, the Federal Deposit Insurance Corporation approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2010, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base is assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, the Bank prepaid $3.7 million in estimated assessment fees for years 2010 through 2012. Because the prepaid assessments represent the prepayment of future expense, they do not affect our regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.
The Dodd-Frank Act requires the FDIC to increase the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminate the maximum reserve ratio. Additionally, the Dodd-Frank Act eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The FDIC has not yet adopted a restoration plan reflecting the new statutory requirements.
Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The Bank does not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.
In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2010, the annualized FICO assessment was equal to 1.02 basis points for each $100 in domestic deposits maintained at an institution.
Privacy Regulations. Pursuant to the Gramm-Leach-Bliley Financial Modernization Act of 1999, FDIC regulations generally require that Legacy Banks disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Legacy Banks currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations. The privacy provisions of the Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.
Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”) as amended and as implemented by FDIC regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Legacy Banks’ latest FDIC CRA rating was “Satisfactory”.
Massachusetts has its own statutory counterpart to the CRA that is also applicable to Legacy Banks. The Massachusetts version is generally similar to the CRA but uses a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to take into account, among other things, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Legacy Banks’ most recent rating under Massachusetts law was “High Satisfactory”.
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
Federal Home Loan Bank System
The Bank is a member of the FHLB system, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Legacy Banks, as a member of the FHLB of Boston, is required to acquire and hold shares of capital stock in the FHLB of Boston. Legacy Banks was in compliance with this requirement with an investment in FHLB of Boston stock at December 31, 2010 of $10.9 million.
The FHLB is required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLB pay to their members and result in the FHLB imposing a higher rate of interest on advances to their members. For the years ended 2008, 2007, and 2006 cash dividends from the FHLB of Boston to Legacy Banks amounted to approximately $412,000, $572,000, and $498,000, respectively. As a result of economic conditions and the reduced levels of capital, the FHLB announced at the end of 2008 that they were suspending the payment of any future dividends until such time as their financial condition improves. The Bank, therefore, did not receive any cash dividends in 2009 and 2010. In February 2010, the FHLB Boston announced the resumption of a dividend beginning in the first quarter of 2011, as well as the expectation to pay additional modest dividends in 2011. However, there can be no assurance of any future dividends. Further, there can be no assurance that the impact of recent or future legislation on the FHLB will not also cause a decrease in the value of the FHLB stock held by the Bank.
Holding Company Regulation
General: Federal law allows a state savings bank that qualifies as a “Qualified Thrift Lender”, discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election allows its holding company to be regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. Legacy Banks made such election and the Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. As such, the Company is registered with the OTS and has adhered to the OTS’s regulations and reporting requirements. In addition, the OTS may examine and supervise the Company and the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, Legacy Banks is required to notify the OTS at least 30 days before declaring any dividend to the Company. By regulation, the OTS may restrict or prohibit the Bank from paying dividends. As noted above, the Dodd-Frank Act will abolish the OTS on the OTS Transfer Date and the Federal Reserve will become the primary supervisor and regulator of the Company. The Dodd-Frank Act did not affect the Company’s status as a non-diversified unitary savings and loan holding company under the Homeowners Loan Act.

The Gramm-Leach-Bliley Act of 1999 (the “Act”) expanded the authority of bank holding companies to affiliate with other financial services companies such as insurance companies and investment banking companies. The Act, however, provided that unitary savings and loan holding companies, such as the Company, may only engage in activities permitted to a financial holding company under the legislation and those permitted for a multiple savings and loan holding company. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the OTS is obtained, to other activities authorized by OTS regulation and to those permitted for financial holding companies. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted by federal law.
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
To be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a “domestic building and loan association,” as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 2010, Legacy Banks maintained 78% of its portfolio assets in qualified thrift investments.
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
Massachusetts Holding Company Regulation: In addition to the federal holding company regulations, a bank holding company organized or doing business in Massachusetts must comply with any regulation under the Massachusetts law. The term “bank holding company”, for the purposes of Massachusetts law, is defined generally to include any company which, directly or indirectly, owns, controls or holds with power to vote more than 25% of the voting stock of each of two or more banking institutions, including commercial banks and state co-operative banks, savings banks and savings and loan associations and national banks, federal savings banks and federal savings and loan associations. In general, a holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of Massachusetts law. Under Massachusetts law, the prior approval of the Board of Bank Incorporation is required before the following: any company may become a bank holding company; any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of, or all or substantially all of the assets of, a banking institution; or any bank holding company merges with another bank holding company. Although the Company is not a bank holding company for purposes of Massachusetts law, any future acquisition of ownership, control, or the power to vote 25% or more of the voting stock of another banking institution or bank holding company would cause it to become such.
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
Massachusetts Taxation: The Massachusetts excise tax rate for savings banks for 2010 is currently 10.0% of federal taxable income, adjusted for certain items. Legislation reduced the rate to 9.0% on a phase-in basis in the years 2010-2012. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except no deduction is allowed for bonus depreciation or for taxes paid to the state which are based on income. Carryforwards and carrybacks of net operating losses are not allowed.
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
New York Taxation: Legacy Banks is subject to state income tax based on our physical presence within the state from its branch offices. The Bank reports New York apportioned income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 7.1% of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or (d) nominal minimum tax. Entire net income is based on Federal taxable income, subject to certain modifications.
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
Risks Related to the Merger
Proposed Merger with Berkshire Hills Bancorp, Inc.
On December 21, 2010, the Company entered into an Agreement and Plan of Merger with Berkshire Hills Bancorp, Inc. (“Berkshire”), pursuant to which Legacy Bancorp will merge with and into Berkshire, with Berkshire as the surviving corporation. Completion of the merger is subject to closing conditions including, but not limited to, various regulatory approvals and the approval of the shareholders of the Company and Berkshire. The Company currently expects that the merger will be completed during the third quarter of 2011. It is possible, however, that factors outside of our control could require the parties to complete the merger at a later time, or not to complete the merger at all. Delay or failure to consummate the merger could have a negative impact on the price of our common stock.

Our shareholders will receive a fixed ratio of 0.56385 shares of Berkshire common stock plus $1.30 cash for each share of Legacy common stock regardless of any changes in the market value of Legacy common stock or Berkshire common stock before the completion of the merger.
Upon completion of the merger, each share of Legacy common stock will be converted into the right to receive 0.56385 shares of Berkshire common stock plus $1.30 cash. There will be no adjustment to the exchange ratio (except for adjustments to reflect the effect of any stock split, reverse stock split, stock dividend, recapitalization, reclassification or other similar transaction with respect to Legacy common stock), and we do not have a right to terminate the merger agreement based upon changes in the market price of Berkshire common stock, subject to the limited exception described below. Accordingly, the dollar value of Berkshire common stock that our shareholders will receive upon completion of the merger will depend upon the market value of Berkshire common stock at the time of completion of the merger, which may be lower or higher than the closing price of Berkshire common stock on the last full trading day preceding public announcement that Berkshire and Legacy entered into the merger agreement, the last full trading day prior to the date of proxy statement delivered to our shareholders or the date of the shareholder meeting. The market values of Berkshire common stock and Legacy common stock have varied since Berkshire and Legacy entered into the merger agreement and will continue to vary in the future due to changes in the business, operations or prospects of Berkshire and Legacy, market assessments of the merger, regulatory considerations, market and economic considerations, and other factors, most of which are beyond our control.
If, on the date on which all regulatory approvals for the merger have been received, the market price for Berkshire common stock is less than $16.70 and since the date of the merger agreement the percentage decrease in the market price of the Berkshire common stock is more than 20% greater than any percentage decrease in the average market price of a prescribed index, Legacy may elect to terminate the merger agreement. If Legacy provides notice of its intent to terminate, Berkshire will have the option of paying additional consideration, as specified in the merger agreement, in order to proceed with the merger.
We will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us and consequently on Berkshire. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated, and could cause customers and others that deal with us to seek to change existing business relationships with us. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles with Berkshire. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Berkshire, Berkshire’s business following the merger could be harmed. In addition, the merger agreement restricts us from making certain acquisitions and taking other specified actions until the merger occurs without the consent of Berkshire. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.
The merger agreement prohibits us from pursuing alternatives to the merger following shareholder approval.
The merger agreement contains provisions that limit our ability to discuss competing third-party proposals to acquire all or substantially all of the Company, including a prohibition on any such discussions following the shareholders’ approval of the merger. These provisions, which include a termination fee of up to approximately $4.3 million payable under certain circumstances, may discourage a potential competing acquirer that might have an interest in acquiring all or substantially all of the Company from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the merger, or might result in a potential competing acquirer proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay.

Regulatory approvals may not be received, may take longer than expected or impose conditions that are not presently anticipated.
Before the merger may be completed, certain approvals or consents must be obtained from the various bank regulatory and other authorities in the United States and the Commonwealth of Massachusetts. There can be no assurance as to whether the federal or state regulatory approval will be received or the timing of the approvals.
Berkshire is not obligated to complete the merger if the regulatory approvals received in connection with the completion of the merger include any conditions or restrictions that would constitute a “Material Adverse Effect” as defined in the merger agreement. While we do not currently expect that any such conditions or restrictions would be imposed, other than a divestiture of a portion of our deposits, loans and branch offices, there can be no assurance that they will not be, and such conditions or restrictions could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of Berkshire following the merger, any of which might have a Material Adverse Effect on Berkshire following the merger. The merger agreement specifically provides that a divesture of less than $200 million of deposit liabilities, whether from us, Berkshire or a combination of the two, together with related branch premises and such loans as one of more bank regulators may require in connection with such divestiture, will not constitute a Material Adverse Effect.
Risks Related to Our Business
The economic and financial market downturn has had and may continue to have an adverse effect our business and financial results.
The United States economy entered a recession in the fourth quarter of 2007. Throughout 2008 and 2009 and into 2010, economic conditions continued to worsen. Unemployment remains at very high levels and is not expected to improve in the near future. Our lending business is tied, in large part, to the housing market. The continuing housing slump has resulted in reduced demand for the construction of new housing, declines in home prices, and could ultimately result in increased delinquencies on our residential, commercial and construction mortgage loans. Further, the ongoing concern about the stability of the financial markets in general has caused many lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses. Negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability. Moreover, declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.
We could record future losses on our securities portfolio.
During the years ended December 31, 2010 and 2009, we recognized total other-than-temporary impairment of $3.9 million and $7.2 million, respectively, on our portfolio of securities and other investments. We considered all of this impairment to be credit-related and, therefore, in accordance with applicable accounting standards, we recorded all of the impairment as losses through a reduction of non-interest income. A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that a further unrealized loss that exists with respect to our securities portfolio constitutes additional impairment that is other than temporary, which could result in material losses to us. These factors include, but are not limited to, a failure by an issuer to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers deteriorates and there remains limited liquidity for these securities.
If our investment in the Federal Home Loan Bank of Boston is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity would decrease.
We own common stock of the FHLBB and hold this stock to qualify for membership in the FHLB system and to be eligible to borrow funds under the FHLBB’s advance program. The aggregate cost and fair value of our FHLBB common stock as of December 31, 2010 was $10.9 million based on its par value. There is no market for our FHLBB common stock. Reports published since the recession began in 2007 indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a FHLB, including the FHLBB, could be substantially diminished. Consequently, we believe that there is a risk that our investment in FHLBB common stock could be impaired at some time in the future. If this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.
Economic conditions may adversely affect our liquidity.
In the past two years, significant declines in the values of mortgage-backed securities and derivative securities issued by financial institutions, government sponsored entities, and major commercial and investment banks has led to decreased confidence in financial markets among borrowers, lenders, and depositors, as well as disruption and extreme volatility in the capital and credit markets and the failure of some entities in the financial sector. As a result, many lenders and institutional investors have reduced or ceased to provide funding to borrowers. Continued turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.
We cannot predict whether the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act or any of the new regulations contemplated by the Act will adversely affect our financial condition or operating results.
In July 2010, Congress enacted and the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”). The Act is one of the most sweeping laws affecting the banking and financial services industries ever enacted in the United States and includes several provisions that will affect how banks will be regulated in the future. Title I of the Act requires the federal banking agencies to establish new, and likely higher, minimum leverage and risk-based capital requirements. Title X of the Act establishes the Bureau of Consumer Financial Protection as an independent bureau in the Federal Reserve System to regulate the offering of consumer financial products and services, and makes it harder for courts and the Comptroller of the Currency to determine that state laws protecting consumers in financial matters are preempted by federal laws that apply to national banks. Title XIV of the Act imposes new requirements on banks and other mortgage lenders. Other provisions of the Act will restrict debit card transaction fees and sales of residential mortgage loans to institutions that package and securitize the loans. Additionally, the Act requires various federal agencies to adopt implementing regulations over the course of the next several months.
Additionally, the Dodd-Frank Act eliminated the Office of Thrift Supervision, our current primary federal regulator. On or about July 21, 2011, the OTS will cease to exist as a separate entity and will be merged and become a division of the Office of the Comptroller of the Currency (OCC). On the effective date of the OTS merger, the OCC will assume the OTS’ role as regulator and supervisor of Legacy Banks, and the Federal Reserve will become the primary supervisor and regulator of Legacy Bancorp. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses. It is impossible to predict whether the Act or any of the new regulations contemplated by the Act will adversely affect our financial condition or operating results.
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
The concentration within our investment portfolio may increase our risk.
Within the investment portfolio, the Company has a significant amount of debt securities, including mortgage-backed securities, issued by companies in the financial services sector. Given the current market conditions, this sector has an enhanced level of credit risk.
Changes in market interest rates could adversely affect our financial condition and results of operations.
Our profitability, like that of most financial institutions, depends to a large extent upon our net interest income, which is the difference, or spread, between our gross interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations and financial condition depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements, including our adjustable-rate mortgage loans, which represent a large portion of our residential loan portfolio. Changes in interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows. Because, as a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, an increase in interest rates generally would result in a decrease in our interest rate spread and net interest income. See “Item 7a: Quantitative and Qualitative Disclosures About Risk Management.”
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
Item 1b. Unresolved Staff Comments
None

Item 2. Properties
Legacy Banks conducts its business through its main office located in Pittsfield, Massachusetts and eighteen other full-service branch offices located in Western Massachusetts and Eastern New York. The following table sets forth information about our offices as of December 31, 2010:

	Year Opened	Lease		Year Opened	Lease
	Or Acquired	Expires		Or Acquired	Expires
Owned:

Main Office:

99 North Street	2000
Pittsfield, MA 01201

Branch Offices:

76 Park Street	1997		409 Stockbridge Road	2007
Lee, MA 01238			Great Barrington, MA 01230

25 Main Street	1958		Route 30 & Mill Lane	2007
Lenox, MA 01240			Middleburgh, NY 12122

2 Holmes Road	1978		4 Elliott Place	2007
Lenox, MA 01240			East Durham, NY 12423

30 East Otis Road	1997		184 Broadway	2007
Otis, MA 01253			Whitehall, NY 12887

734 Williams Street (Land leased)	1997		Route 296	2007
Pittsfield, MA 01201			Windham, NY 12496

331 State Road	2007		142 Main Street	2009
North Adams, MA 01247			Haydenville, MA 01039

Leased:

609 Merrill Road	1971	2023 (1)	480 West Housatonic Street	2005	2015 (1)
Pittsfield, MA 01201			Pittsfield, MA 01201

700 Main Street	1975	2019 (1)	Route 32, Bryant’s Market	2007	2013
Great Barrington, MA 01230			Greenville, NY 12083

39 North Pearl Street	2008	2018 (2)	545 Troy-Schenectady Road	2009	2019
Albany, NY 12207			Latham, NY 12110

ATM Location Only:
Lee Outlet Village	1995	2011
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
Item 4. (Removed and Reserved)
Part II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
The Company’s common stock is traded on the NASDAQ Global Market, LLC under the symbol “LEGC.” As of March 11, 2011, the Company had approximately 928 registered holders of record. The following table sets forth, for the quarters indicated, the daily high and low sales price for the common stock and the dividends declared. The closing price of the Company’s common stock on March 11, 2011 was $13.32. The Company is subject to the requirements of Delaware law, which generally limits dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if there is no excess, to its net profits for the current and/or immediately preceding two fiscal years.

	For the Year Ended December 31, 2010
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$13.14	$8.91	$9.73	$9.98
Low	$7.49	$7.55	$8.24	$9.01
Dividend Declared	$0.05	$0.05	$0.05	$0.05

	For the Year Ended December 31, 2009
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$11.07	$13.46	$12.10	$11.21
Low	$9.40	$10.50	$9.29	$7.90
Dividend Declared	$0.05	$0.05	$0.05	$0.05
Repurchase of Our Equity Securities: In March 2009 the Company announced that its Board of Directors authorized a stock repurchase program (the “Stock Repurchase Program”) for the purchase of up to 439,095 shares of the Company’s common stock or approximately 5% of its outstanding common stock. Purchases under this Stock Repurchase Program in the fourth quarter of 2010 were as follows:

				(d) Maximum Number
				or Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
October 1 — 31	10,400	$7.91	10,400	270,445
November 1 — 30	2,600	$7.61	2,600	267,845
December 1 — 31	—	—	—	267,845

Stock Repurchase Overview: Legacy purchased 412,344 shares of Company stock at an average price of $16.15 per share in the first quarter of 2007 in order to fund the restricted stock portion of the 2006 Equity Incentive Plan (EIP) approved by shareholders in November 2006. Additionally the Company purchased 515,430 shares at an average price of $14.62 during the second and third quarters of 2007 as part of a stock repurchase program announced in April and completed in August 2007. The Company also purchased 486,366 shares at an average price of $13.95 during the third and fourth quarters of 2007 as part of a stock repurchase program announced in August and completed in December 2007. The Company purchased 462,048 shares in 2008 at an average price of $13.24 as part of the stock repurchase program announced in December 2007. Through the end of 2010 the Company has purchased 171,250 shares at an average price of $9.27 as part of the stock repurchase program announced in March 2009. Information regarding securities authorized for issuance under equity compensation plans appears in Part III, Item 12 (d) of this report.
Stock Performance Graph: The following graph shows a comparison of shareholder return on the Company’s common stock, with the returns of both a broad-market index and a peer group index for the period October 26, 2005 (the date of the Company’s initial public offering) through December 31, 2010. The broad-market index chosen was the S&P 500 Market Index, and the peer group index chosen was the SNL Thrift Index. The index level for all series was set to $100 on 10/25/05, with a starting price for LEGC of $10 per share (price through initial public offering).
Comparison Of Cumulative Return Among Legacy Bancorp,
Peer Group Index and Broad Market Index

	10/25/05	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Legacy Bancorp	100.00	133.50	158.50	132.60	106.80	98.60	131.40
S&P 500 Market Index	100.00	104.32	118.53	122.72	75.49	93.19	105.11
SNL Thrifts	100.00	107.63	121.80	70.45	43.54	39.08	39.43
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

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Selected Financial Data:
Total assets	$916,877	$946,265	$944,657	$924,541	$808,318
Loans, net (1)	610,941	653,334	695,264	654,024	578,802
Securities and other investments:	202,331	184,716	152,639	152,054	176,132
Deposits	685,245	651,378	608,088	610,447	518,248
Federal Home Loan Bank advances	105,388	160,352	197,898	167,382	127,438
Repurchase agreements	5,329	6,386	5,238	4,055	5,575
Total stockholders’ equity	111,559	121,367	124,142	133,092	149,997
Nonperforming loans	12,744	19,578	7,549	1,532	879

Selected Operating Data:
Total interest and dividend income	40,964	45,818	50,327	49,357	43,915
Total interest expense	14,558	18,348	22,465	25,511	20,339

Net interest income	26,406	27,470	27,862	23,846	23,576
Provision for loan losses	10,468	4,883	1,465	1,051	233

Net interest income after provision for loan losses	15,938	22,587	26,397	22,795	23,343
Non-interest income:
Service charges and fees	5,108	4,006	4,541	4,496	4,044
Gain (loss) on sales or impairment of securities, net	(1,846)	(10,267)	(3,194)	510	(1,736)
Gain on sale of loans	607	860	255	270	210
FHLB prepayment restructuring charge	(1,481)	—	—	—	—
Gain on curtailment and termination of defined benefit plan	—	—	—	—	605
Other	805	788	805	610	329

Total non-interest income (loss)	3,193	(4,613)	2,407	5,886	3,452
Total non-interest expense	31,043	28,832	26,584	27,187	21,336

Income (loss) before income taxes	(11,912)	(10,858)	2,220	1,494	5,459
Provision for income taxes	(4,016)	(3,060)	776	249	2,653

Net income (loss)	(7,896)	(7,798)	1,444	1,245	2,806

Earnings (loss) per share	$(0.99)	$(0.98)	$0.18	$0.14	$0.29

Dividends per share	$0.20	$0.20	$0.20	$0.16	$0.12

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006
Selected Financial Ratios and Other Data:
Performance Ratios:
Return (loss) on average assets (2)	(0.84)%	(0.82)%	0.16%	0.15%	0.36%
Return (loss) on average equity (3)	(6.48)	(6.20)	1.11	0.88	1.92
Interest rate spread (4)	2.79	2.78	2.80	2.26	2.39
Net interest margin (5)	3.05	3.13	3.27	3.01	3.15
Efficiency ratio (6)	96.10	84.9	77.5	93.0	74.2
Non-interest expense to average assets	3.29	3.04	2.89	3.23	2.70
Average interest-bearing assets to interest-bearing liabilities	115.86	116.87	117.89	123.37	127.61
Dividend payout ratio	n/a	n/a	111.61	113.82	40.88

Regulatory Capital Ratios (7):
Equity to total assets	12.2%	12.8%	13.1%	14.4%	18.6%
Average equity to average assets	12.9	13.3	14.1	16.9	18.5
Total capital (bank only) to risk-weighted assets	12.0	12.3	13.0	13.9	18.9

Asset Quality Ratios:
Nonperforming assets to total assets	1.63%	2.20%	0.80%	0.17%	0.11%
Nonperforming loans to total loans	2.07	2.96	1.08	0.23	0.15
Allowance for loan losses to nonperforming loans	70.70	56.64	87.99	363.45	532.08
Allowance for loan losses to total loans	1.47	1.67	0.95	0.85	0.80

Share Data:
Book value per share — end of year	$12.92	$13.89	$14.14	$14.40	$14.55
Tangible book value per share — end of year	11.17	12.48	12.74	13.01	14.25
Market price at year end	13.14	9.86	10.68	13.26	15.85

(1)	Includes loans held for sale.

(2)	Net income (loss) divided by average total assets.

(3)	Net income (loss) divided by average total equity.

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
Dividend: On March 9, 2011 the Company announced that its Board of Directors had declared a cash dividend of $0.05 per common share. The dividend will be paid on or about April 1, 2011 to stockholders of record as of March 20, 2011.
Stock-based Compensation:
2006 Equity Incentive Plan: In accordance with the Company’s 2006 Equity Incentive Plan, approved by shareholders on November 1, 2006, the Company’s Compensation Committee awarded 892,200 stock options with an exercise price of $16.03 per share and 346,500 shares of restricted stock with a grant date fair value of $16.03 per share to directors and certain employees on November 29, 2006. Additionally, the Compensation

Committee awarded 22,500 stock options with an exercise price of $12.91 per share and 1,000 shares of restricted stock with a grant date fair value of $12.91 per share to certain employees on December 14, 2007. On March 4, 2008 the Compensation Committee awarded 63,860 stock options with an exercise price of $14.16 per share and 2,000 shares of restricted stock with a grant date fair value of $14.16 per share to certain employees. Additionally the Compensation Committee awarded 20,050 shares of restricted stock with a grant date fair value of $9.68 per share to certain directors and employees on December 9, 2009. Lastly, the Compensation Committee awarded 20,000 stock options with an exercise price of $7.77 per share and 10,000 shares of restricted stock with a grant date fair value of $7.77 per share to certain employees on October 26, 2010.
The 2006 Equity Incentive Plan provides for total awards of 1,030,860 stock options and 412,344 shares of restricted stock, and there are 320,150 stock options and 51,774 shares of restricted stock available for future awards as of December 31, 2010. The shares of common stock underlying any awards that are forfeited, cancelled, reacquired by Legacy Bancorp or otherwise terminated (other than by exercise or expiration) will be added back to the shares of common stock with respect to which new awards may be granted under the plan.
All stock options awarded to date are for a term of ten years and will vest over a period of five years. Upon a change in control (as defined in the plan) or the death or disability of the individual to whom options or shares were awarded, all options and restricted shares awarded immediately vest. Of the options awarded, 381,300 were incentive stock options and 617,260 were non-statutory options. Of the 998,560 options granted to date, 710,710 remain outstanding and 287,850 have been forfeited. Of the 710,710 options outstanding, 402,104 have vested as of December 31, 2010 while an additional 138,142 vested on January 1, 2011. For the year ended December 31, 2010, the Company recognized compensation cost on stock options of approximately $280,000. The Company is employing an accelerated method of expense recognition for options, whereby compensation cost is measured on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. The following table presents the fair value and related assumptions using the Black-Scholes Option Pricing Model for stock options granted:

	Options Granted in	Options Granted in	Options Granted in
	December 2007	March 2008	October 2010
Fair Value	$2.85	$2.90	$1.92
Risk-free interest rate	3.88%	3.02%	1.98%
Expected dividend yield	1.24%	1.13%	2.57%
Expected volatility	15.90%	16.44%	30.81%
Expected life	6.5 years	6.5 years	6.5 years
All of the restricted share awards granted vest over a five year period. Of the 379,550 shares awarded to date, 209,100 have vested, 151,470 are unvested and 18,980 have been forfeited. An additional 67,310 share awards vested on January 1, 2011. For restricted stock awards related to the 2006 Equity Inventive Plan, the cost recognized during the year ended December 31, 2010 amounted to approximately $878,000.
2010 CEO Inducement Plan: In 2010 the Company granted non-qualified options for 25,000 of common stock as part of a Chief Executive Officer (CEO) Inducement Plan as contemplated by the Employment Agreement between the Bank’s CEO and the Company and Bank. The exercise price of each option is equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is 10 years. The vesting period is approximately five years from the date of grant, with vesting at 20% per year.

Under the CEO Inducement Plan, Company also granted time-based stock awards to its new Bank CEO for 10,000 shares of common stock. The stock awards vest at 20% per year on the anniversary date of the grant. The fair market value of the stock allocations, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized using the straight-line method over the applicable vesting period.
Additionally the Company also granted performance-based stock awards to its new Bank CEO for up to 40,000 shares of common stock. The stock awards vest pending the Company’s financial performance as compared to a pre-established list of peer banks. Compensation expense related to these awards is amortized using the straight-line method over the applicable vesting period.
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
Our deposit pricing strategy is twofold. First, our relationship savings product is important to our deposit mix. It requires customers to maintain a checking account as part of the relationship, the goal being to create multiple relationships with our customers to aid both profitability and customer retention. The relationship savings product is structured and priced like a money market deposit or fund, except that it does not offer check writing. Relationship savings deposits amounted to $142.1 million as of December 31, 2010. Our experience with money market type deposit accounts has been that they become a long term, stable funding source at reasonable cost. The second component in our pricing strategy is to continuously offer a selection of special certificates of deposit with competitive interest rates.
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
Allowance for Loan Losses: The determination of the allowance for loan losses is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary. The allowance is evaluated on a regular basis by management and is based on a periodic review of the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. For a full discussion of the allowance for loan losses, please refer to “Business of Legacy Bancorp and Subsidiaries—Asset Quality”.
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
As of December 31, 2005 a valuation allowance was established against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to The Legacy Banks Foundation as part of the conversion. The contribution carryforward expired in 2010, and the allowance related to this item was reversed as of December 31, 2010.
Deferred tax assets applicable to capital loss carryforwards of approximately $4.6 million are recoverable only to the extent that capital gains can be realized during the carryforward period. Of the total capital loss carryforward, $47,000 and $4.5 million expire in 2013 and 2014, respectively. The judgments applied by management consider the likelihood that capital gain income will be realized within the carryforward period in light of our tax planning strategies and changes in market conditions. As of December 31, 2010 a valuation allowance was established against deferred tax assets related to the uncertain utilization of the capital loss carryforward. This capital loss carryforward fully expires in 2014, and the allowance amounted to $1.7 million as of December 31, 2010.
Other-Than-Temporary Impairment: Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity, with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).
OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.
The Company investment in both the stock from the Federal Home Loan Bank (FHLB) as well as certain real estate funds is also evaluated for OTTI on a periodic basis. The fair value of FHLB stock is based upon the redemption value of the stock which equates to its carrying value. The value of the Bank’s investment in certain real estate funds is based on an analysis of the financial statements of the funds and underlying real estate projects.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The Company recorded goodwill in connection with the purchase of a financial institution in 1997. Additionally, the Company recorded goodwill in connection with the purchase of branch offices in 2007 located in Eastern New York State, and in March 2009 located in Haydenville, Massachusetts. Most recently, in the second quarter of 2010, the Company recorded goodwill in connection with the acquisition of Renaissance. The total book value of goodwill is approximately $11.6 million and $9.7 million as of December 31, 2010 and 2009, respectively.
The fair value of goodwill is analyzed at least annually and this analysis utilizes three separate methodologies. First, a market approach is used which incorporates a review of comparable market transactions for peer companies, relying on recent merger and acquisition data from these comparable transactions to estimate the price multiple at which the Company would be acquired in a hypothetical market transaction. The second approach used is the asset approach, or replacement cost approach which entails stating the recorded assets and liabilities of the Company on a fair market value basis, and the value of the Company’s equity is determined as the difference between the total fair value amounts for assets and liabilities. The third approach utilized is the income approach which constructed a discounted cash flow model from financial projections. The concluded fair value is calculating by weighting the values obtained based on the relevance of the methodology based on the facts and circumstances for the Company on the valuation date. The greatest weight, 50%, is placed on the market approach given the amount of data obtainable on comparable transactions. A 30% weight is applied to the asset approach due to the precision of the fair value estimates provided. Lastly, a 20% weight is applied to the income approach/discounted cash flow model due to the inherent uncertainty in forecasting future performance, and the appropriate market discount rate. Impairment, if any, identified under this analysis is recognized in the period identified. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels. The Company performs an annual impairment test as of June 30. The impairment testing as of June 30, 2010 and 2009 indicated that no impairment charge was required as of those dates. The analysis indicated that the estimated fair value of the Company’s equity exceeded its carrying value by 13.8% and 14.4% as of June 30, 2010 and 2009, respectively.
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
For a full discussion of the Company’s methods in determining fair value, see footnote No. 21 — Fair Value of Assets and Liabilities within Item 8: Financial Statements And Supporting Data.

This discussion has highlighted those accounting policies that management considers to be critical; however all accounting policies are important, and therefore you are encouraged to review each of the policies included in Note 1 to the consolidated financial statements to gain a better understanding of how our financial performance is measured and reported.
Comparison of Financial Condition at December 31, 2010 and December 31, 2009
Total Assets: Total assets decreased by $29.4 million, or 3.1%, from $946.3 million at December 31, 2009 to $916.9 million at December 31, 2010. An increase in available for sale securities was offset by decreases in cash and cash equivalents as well as net loans, as described below.
Cash and Short-term Investments: Overall, cash and short-term investments decreased by $13.1 million, or 32.5%. Cash and correspondent bank balances increased $905,000, or 8.0%, while short-term investments, comprised of federal funds sold, FHLB overnight deposits and short-term money market balances decreased $14.0 million, or 48.4%, from $28.9 million at December 31, 2009 to $14.9 million at December 31, 2010. Quarter end cash and short-term investments can be influenced by the receipt of certain large balance money market funds which generally occurs on the final day of each calendar quarter.
Securities: The total investment portfolio aggregated $202.3 million at December 31, 2010, an increase of $17.6 million, or 9.5%, from $184.7 million at December 31, 2009. Please refer to the “Investment Activities” section included in Item 1 for a detailed discussion of the securities portfolio.
Net Loans: Net loans, excluding loans held for sale, as of December 31, 2010 were $607.1 million, a decrease of $45.5 million, or 7.0%, from a net loan balance of $652.6 million as of December 31, 2009. Although there was an overall decrease during 2010, the Bank did have loan growth in home equity loans, which grew by $4.7 million in 2010. Please refer to the “Lending Activities” section included in Item 1 for a detailed discussion of the loan portfolio.
Deposits: Deposits increased by $33.9 million, or 5.2%, to $685.2 million at December 31, 2010 from $651.4 million at December 31, 2009. Although most deposit types have experienced growth in 2010, deposits increased primarily in certificates of deposit (CDs) which increased $8.4 million, or 2.9%, and in relationship savings deposits, which increased $16.8 million, or 13.4%. CDs represent 43.4% of overall deposits at the end of 2010, down slightly as compared to the end of 2009. Please refer to the “Sources of Funds” section included in Item 1 for a detailed discussion of the Bank’s deposits.
Borrowed Funds: The Company relies on borrowings from the Federal Home Loan Bank of Boston (FHLBB) as an additional funding source as liquidity needs dictate. The balance of these borrowings will fluctuate depending on the Bank’s ability to grow deposits as well as the amount of loan demand in the market. Advances from the FHLBB decreased by $55.0 million, or 34.3%, to $105.4 million at December 31, 2010 from a balance of $160.4 million at December 31, 2009 as a result of regular maturities throughout 2010 as well as the prepayment of approximately $34.7 million of advances during the fourth quarter of 2010. Please refer to the “Sources of Funds” section included in Item 1 for a detailed discussion of the Bank’s borrowings.
Stockholders’ Equity: In 2010, stockholders’ equity decreased $9.8 million, or 8.1%, from $121.4 million at December 31, 2009 to $111.6 million at December 31, 2010. The decrease in equity is due to the net loss of $7.9 million, the declaration of a dividend of $0.05 per share during each quarter of 2010, the repurchase of 104,000 shares of common stock as part of the Stock Repurchase Plan announced in March 2010, and a decrease in the amount of unrealized gain on available-for-sale investment securities, offset somewhat by the amortization of unearned compensation.

Operating Results Overview
Legacy Bancorp, Inc. reported a net loss of $4.5 million, or $0.57 per diluted share for the quarter ended December 31, 2010, as compared to a net loss of $3.8 million, or $0.48 per diluted share in the fourth quarter of 2009. The Company reported a net loss of $7.9 million, or $0.99 per diluted share for the year ended December 31, 2010 as compared to a net loss of $7.8 million, or $0.98 per diluted share, in 2009. The full year change in net loss includes a decrease in the loss on the sale of securities and charges on investments deemed to be other-than-temporarily impaired (OTTI), offset by an increase in the provision for loan losses and operating expenses and a decrease in net interest margin. The 2010 fourth quarter and full year loss also include a charge of $1.5 million on the prepayment of approximately $34.7 million of advances from the FHLB. The book value per share and tangible book value per share were $12.92 and $11.17, respectively, at December 31, 2010.
Net Interest Income: Legacy Bancorp’s results of operations are dependent largely on net interest income, which is the difference between the income earned on its loan and investment portfolios and interest expense incurred on its deposits and borrowed funds. Our net interest margin was 3.05% and 3.13% for the years ended December 31, 2010 and 2009, respectively. The overall interest rate environment and changes in interest rates have a direct impact on net interest income. We utilize a rigorous asset and liability management process to manage interest rate risk. We monitor the interest rate environment and set interest rates on our deposit and loan products to effectively manage interest rate risk. To this end, we are aided by a quarterly review of critical assumptions, modeling projections, back testing of the model’s previous projections against actual results, analysis of changes, opportunities and risks associated with changes in market interest rates, and liquidity analysis. For a more detailed description of our asset and liability management process, see Item 7a: Quantitative and Qualitative Disclosures About Market Risk—Management of Market Risk”.
Non-Interest Expense: Legacy Bancorp’s non-interest expense consists primarily of compensation and employee benefits, office occupancy, technology, marketing, deposit insurance, general administrative expenses and income tax expense. We use the efficiency ratio (non-interest expense for the period minus expenses related to the amortization of intangible assets divided by the sum of net interest income before the loan loss provision, plus non-interest income, not including gains or losses on the sale or impairment of securities) and the expense ratio (non-interest expense to total average assets) as the primary measurements to monitor and control non-interest expense. For the year ended December 31, 2010, the efficiency and expense ratios were 96.1% and 3.29%, respectively. For the year ended December 31, 2009, the efficiency and expense ratios were 84.9% and 3.04%, respectively. The deterioration in the efficiency ratio was primarily a result of the decrease in net interest margin coupled with an increase in operating expenses.
Net income: Return on average assets (ROAA) is a primary measurement of net income relative to peer banks. In 2010 and 2009, ROAA was significantly impacted by losses relating to sales and writedowns of certain investment securities as well as a significant increase in the provision for loan losses. For the years ended December 31, 2010 and 2009 the ROAA was (0.84)% and (0.82)%, respectively. In addition to net interest income and non-interest expense, results of operations are also affected by fee income from banking and non-banking operations, provisions for loan losses, gains (losses) on sales of loans and securities available for sale, loan servicing income and other miscellaneous income.
Comparison of Operating Results for the Years Ended December 31, 2010 and 2009
Analysis of Net Interest Income: Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
	Average			Average			Average
	Outstanding			Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
				(Dollars in thousands)
Interest-earning assets:
Loans — net (1)	$641,498	$36,014	5.61%	$675,661	$38,849	5.75%	$676,222	$41,944	6.20%
Investment securities	209,559	4,927	2.35%	181,642	6,958	3.83%	164,242	8,141	4.96%
Short-term investments	13,959	23	0.16%	19,165	11	0.06%	11,265	242	2.15%

Total interest-earning assets	865,016	40,964	4.74%	876,468	45,818	5.23%	851,729	50,327	5.91%
Non-interest-earning assets	79,219			73,378			67,973

Total assets	$944,235			$949,846			$919,702

Interest-bearing liabilities:
Savings deposits	$52,076	$125	0.24%	$50,724	$170	0.34%	$49,936	203	0.41%
Relationship savings	137,742	1,108	0.80%	123,297	1,595	1.29%	121,990	2,557	2.10%
Money market	66,007	433	0.66%	65,602	684	1.04%	58,052	1,371	2.36%
NOW accounts	45,647	131	0.29%	43,527	173	0.40%	41,378	218	0.53%
Certificates of deposits	291,520	7,131	2.45%	282,730	8,449	2.99%	259,439	10,072	3.88%

Total interest-bearing deposits	592,992	8,928	1.51%	565,880	11,071	1.96%	530,795	14,421	2.72%
Borrowed funds	153,591	5,630	3.67%	184,081	7,277	3.95%	191,708	8,044	4.20%

Total interest-bearing liabilities	746,583	14,558	1.95%	749,961	18,348	2.45%	722,503	22,465	3.11%
Non-interest-bearing liabilities	75,848			74,007			67,643

Total liabilities	822,431			823,968			790,146
Equity	121,804			125,878			129,556

Total liabilities and equity	$944,235			$949,846			$919,702

Net interest income		$26,406			$27,470			$27,862

Net interest rate spread (2)			2.79%			2.78%			2.80%
Net interest-earning assets (3)	$118,433			$126,507			$129,226

Net interest margin (4)			3.05%			3.13%			3.27%
Average interest-earning assets to interest-bearing liabilities			115.86%			116.87%			117.89%

(1)	Includes loans held for sale.

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

	Year Ended December 31,			Year Ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase		Total	Increase		Total
	(Decrease) Due to		Increase	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans — net	$(1,913)	$(922)	$(2,835)	$(35)	$(3,060)	$(3,095)
Investment securities	1,341	(3,372)	(2,031)	1,028	(2,211)	(1,183)
Short-term investments	(2)	14	12	604	(835)	(231)

Total interest-earning assets	(574)	(4,280)	(4,854)	1,597	(6,106)	(4,509)

Interest-bearing liabilities:
Savings deposits	5	(50)	(45)	3	(36)	(33)
Relationship savings	217	(704)	(487)	27	(989)	(962)
Money market	4	(255)	(251)	208	(895)	(687)
NOW accounts	8	(50)	(42)	12	(57)	(45)
Certificates of deposits	274	(1,592)	(1,318)	1,044	(2,667)	(1,623)

Total deposits	508	(2,651)	(2,143)	1,294	(4,644)	(3,350)
Borrowed funds	(1,154)	(493)	(1,647)	(307)	(460)	(767)

Total interest-bearing liabilities	(646)	(3,144)	(3,790)	987	(5,104)	(4,117)

Change in net interest income	$72	$(1,136)	$(1,064)	$610	$(1,002)	$(392)

Net Loss: Net loss for the year ended December 31, 2010 was $7.9 million, a decrease of $98,000 from a net loss of $7.8 million in the prior year. The decrease is primarily a result of an increase in the provision for loan loss expense and operating expenses, offset by a decrease in the loss on the net sales or writedowns of investment securities, as described below. The 2010 loss also includes a charge of $1.5 million related to the prepayment of approximately $34.7 million of advances from the FHLB.
Net Interest Income: The tables above set forth the components of the Company’s net interest income, yields on interest earning assets and interest bearing liabilities, and the effect on net interest income arising from changes in volume and rate. Net interest income decreased from $27.5 million in 2009 to $26.4 million in 2010. The decrease of $1.1 million, or 3.9%, is due mainly to a decrease in the Company’s net interest margin from 3.13% in 2009 to 3.05% in 2010.
Interest Income: Interest and dividend income decreased $4.9 million, or 10.6%, to $41.0 million for the year ended December 31, 2010 from $45.8 million for the year ended December 31, 2009. Changes in the interest rate environment contributed to a decrease in the average yield on loans from 5.75% for the year ended December 31, 2009 to 5.61% for the same period in 2010, while the overall yield on interest earning assets decreased from 5.23% to 4.74% for the 2009 and 2010 periods, respectively. These changes in overall yields had the effect of decreasing interest income by $4.3 million. Interest income was also adversely impacted by an overall decrease in average interest-earning assets of $11.5 million, resulting in a decrease to interest income of $574,000. Net loans decreased on average by $34.2 million between the two periods, due mainly to charge-offs and payoff of certain commercial loans. The decrease in average net loans was offset by an increase in the average balances of investment securities of $27.9 million.
Interest Expense: Changes in interest rates helped lower interest expense for the year ended December 31, 2010 by $3.8 million or 20.7% to $14.6 million compared to interest expense of $18.3 million for the year ended December 31, 2009. The effect of a $3.4 million decrease in average interest-bearing liabilities was a decrease in interest expense by $646,000, while a decrease of 45 basis points in the average rates paid on interest-bearing liabilities decreased interest expense by $3.1 million.
Provision for Loan Losses: The Bank records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb losses inherent in the loan portfolio. Refer to Item 1: “Business — Loan Quality” for additional information about the Bank’s methodology for establishing its allowance for loan losses. The Bank recorded $10.5 million and $4.9 million in loan loss provisions during the years ended December 31, 2010 and 2009, respectively, representing an increase of $5.6 million. This increase in 2010 was a reflection of the change in loan mix for the period as well as higher specific reserves established against certain loans in 2010. Additionally, as part of a continuous review and analysis of current market and economic conditions by management, the Company adjusted the reserve ratio applied to certain loan categories in 2010. At December 31, 2010, the allowance for loan losses totaled $9.0 million, or 1.47% of the loan portfolio, compared to $11.1 million, or 1.67%, of total loans at December 31, 2009.
Non-interest Income: Non-interest income for the year ended December 31, 2010 improved $7.8 million to $3.2 million as compared to a net charge of $4.6 million in 2009. The primary cause of the increase was a decrease in the amount of net losses on the sales of securities or the writedown of certain investments deemed to be other-than-temporarily-impaired (OTTI). In 2010, the Company incurred $3.9 million of OTTI charges through earnings on certain bonds, equities and limited partnership investments as compared to OTTI charges of $7.2 million in 2009. Similarly, the Company recorded a net gain of $2.0 million on the sale of investments in 2010 as compared to a net loss of $3.0 million in 2009. Additionally, in the fourth quarter of 2010 the Bank incurred a charge of $1.5 million on the prepayment of $34.7 million of advances from the FHLB. Portfolio management fees increased $961,000, or 95.4%, in 2010 as a result of Legacy’s acquisition of Renaissance in the second quarter of 2010. Legacy also had increases in customer fees and insurance and other fees, partially offset by a decrease on the gain on sale of mortgages.
Non-interest Expense: Non-interest expenses for the year ended December 31, 2010 increased by $2.2 million, or 7.7% as compared to the same period of 2009. Salaries and benefits were impacted by severance and other management restructuring expenses of approximately $494,000 in 2010. Full year increases in data processing expenses were partially offset by decreases in FDIC deposit insurance, occupancy and advertising expense. The increase in professional fees in 2010 is primarily the result of the Company incurring $473,000 related to the merger transaction with Berkshire Hills Bancorp, Inc. announced in December 2010. The increase in other general and administration expenses was primarily due to higher expenses related to OREO and other commercial real estate workout expenses of $972,000 for 2010 as compared to $163,000 in 2009. Other general and administrative expenses in 2010 also include $107,000 in amortization of intangibles acquired as part of the Company’s acquisition of substantially all of the assets of Renaissance.
Income Taxes: The income tax benefit amounted to $4.0 million for the year ended December 31, 2010, an increase of $956,000 as compared to a benefit of $3.1 million for the year ended December 31, 2009. The Company’s 2010 combined federal and state effective tax rate was 33.7% as compared to 28.2% for 2009. The Company’s 2010 effective income tax benefit associated with the net operating loss was partially offset by an increase of $516,000 in the deferred tax asset valuation reserve associated with the Company’s charitable contribution and capital loss carryforwards. The 2010 effective rate was also impacted by the reduction of income from municipal securities as the bank significantly reduced its holding of this product throughout the year.
Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008
Net Loss: Net loss for the year ended December 31, 2009 was $7.8 million, a decrease of $9.2 million from net income of $1.4 million in the prior year. The decrease is primarily a result of an increase in the loss on the net sales or writedowns of investment securities, an increase in the provision for loan loss expense and an increase in the Federal Deposit Insurance Corporation (FDIC) deposit insurance expense as described below.
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
Provision for Loan Losses: The Bank records a provision for loan losses as a charge to its earnings when necessary in order to maintain the allowance for loan losses at a level sufficient to absorb losses inherent in the loan portfolio. Refer to Item 1: “Business — Loan Quality” for additional information about the Bank’s methodology for establishing its allowance for loan losses. The Bank recorded $4.9 million and $1.5 million in loan loss provisions during the years ended December 31, 2009 and 2008, respectively, representing an increase of $3.4 million. This increase in 2009 was a reflection of the change in loan mix for the period, a continuous review and analysis of current market and economic conditions by management, as well as higher specific reserves established against certain loans in 2009. At December 31, 2009, the allowance for loan losses totaled $11.1 million, or 1.67% of the loan portfolio, compared to $6.6 million, or 0.95%, of total loans at December 31, 2008.
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
Within management, the responsibility for risk management rests with the Risk Management department and the senior officers responsible for lending, retail banking and human resources. The Risk Management department continually reviews the status of our risk management efforts, including reviews of internal and external audit findings, loan review findings, and the activities of the Asset/Liability Committee with respect to monitoring interest rate and liquidity risk. The Committee tracks any open items requiring corrective action with the goal of ensuring that each is addressed on a timely basis. The Vice President Risk Management reports all findings of the Risk Management department directly to the Audit Committee of the Bank.
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
Strategies used by the Bank to manage the potential volatility of its earnings may include:
•	Emphasizing the origination and retention of adjustable-rate mortgage loans, variable rate commercial loans and variable rate home equity lines-of-credit;

•	Investing in securities with relatively short maturities and/or expected average lives;

•	Classifying nearly all of the investment portfolio as “available for sale” in order to provide for flexibility in liquidity management; and

•	Lengthening liabilities such as certificates of deposits and FHLB borrowings when appropriate.
Legacy Banks’ Asset/Liability Committee (ALCO), comprised of several members of senior management, is responsible for managing interest rate risk. On a quarterly basis, the ALCO reviews with the ALCO/Credit Committee of the board of directors its analysis of the Bank’s exposure to interest rate risk, the effect subsequent changes in interest rates could have on the Bank’s future net interest income, its strategies and other activities, and the effect of those strategies on the Bank’s operating results. The ALCO is also actively involved in the Bank’s planning and budgeting process as well as in determining pricing strategies for deposits and loans.
ALCO’s primary method for measuring and evaluating interest rate risk is income simulation analysis. This analysis considers the maturity and interest rate repricing characteristics of interest-bearing assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. Interest rate scenarios tested include parallel and flattening/steepening rate changes over a one year period, and static (or flat) rates, as well as interest rate “shock” scenarios (instantaneous increases to market rates). The simulation analysis is used to measure the exposure of net interest income to changes in interest rates over specified time horizon, usually one and two year periods. The simulations also show the net interest income volatility for up to five years.
The table below sets forth, as of December 31, 2010, the estimated changes in the Bank’s net interest income that would result from the designated twelve-month changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit run-off, and should not be relied upon as indicative of actual results.

Percentage Change In
Estimated Net Interest
Income Over 12 Months As
Compared to Flat Rates
500 basis point flattening increase in rates	(4.2%)
200 basis point parallel increase in rates	(2.8%)
Flat interest rates	—
100 basis point parallel decrease in rates	0.5%
As indicated in the table above, the result of a 200 basis point parallel increase in interest rates is estimated to decrease net interest income by 2.8% over a 12-month horizon, when compared to the flat rate scenario. For a 500 basis point “flattening” increase in the level of interest rates (shorter term rates increasing at a greater level than longer term rates), net interest income is estimated to decrease by 4.2% over a 12-month horizon, when compared against the flat rate scenario. Inherent in these estimates is the assumption that certain transaction and savings account deposit rates would not increase while certain money market and relationship savings accounts would increase by 80 — 83 basis points for each 100 basis point increase in market interest rates. These assumptions are based on the Bank’s past experience with the changes in rates paid on these non-maturity deposits coincident with changes in market interest rates.
The estimated change in net interest income from the flat rate scenario for a 100 basis point parallel decline in the level of interest rates is an increase of 0.5%, which assumes little, if any, decrease in savings and interest-bearing checking rates, and an average decrease of approximately 55 basis points (subject to certain rate “floors”) in money market and relationship savings rates, respectively, for each 100 basis point decrease in market interest rates. Given the level of market interest rates as of the end of 2010, the Bank did not measure the impact of a 200 basis point decline. Effectively, in the declining interest rate scenario, the rates on certain interest-earning assets and interest-bearing liabilities would decrease at relatively the same rate. This simulation also incorporates the assumption that shorter-term FHLBB borrowings at December 31, 2010 are replaced mainly with borrowings with maturities averaging 1.5 years.
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
Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided by operations. While scheduled payments from amortization of loans and mortgage-backed securities and maturing loans and investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We maintain excess funds in cash and short-term interest-bearing assets that provide additional liquidity. At December 31, 2010, cash and due from banks, short-term investments and debt securities maturing within one year totaled $32.7 million or 3.6% of total assets.
We also rely on outside borrowings from the FHLB as an additional funding source. Over the past several years the Bank has expanded its use of FHLB borrowings to fund growth in the loan portfolio and to assist in the management of its interest rate risk. FHLB borrowings outstanding totaled $105.4 million as of December 31, 2010. On that date, we had the ability to borrow an additional $112.1 million from the FHLB of Boston, $5 million of which is in the form of an Ideal Way line of credit. Please refer Note 11 to the consolidated financial statements in Item 8 for a detailed discussion of FHLB Advances
The Bank intends to grow its overall loan assets. The cash flow required to fund those potential increases in loans will likely be provided primarily by increases in deposits. To the extent that cash flow provided by our deposit-gathering efforts does not completely fund increases in assets, we will likely borrow funds from the FHLB of Boston to provide the necessary cash flow. The capital necessary to support future growth in assets is anticipated to be provided by our capital resources in hand, augmented over time by increases from net income, net of dividends paid, if any.
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
Contractual Obligations: The following tables present information indicating various contractual obligations and commitments of the Bank as of December 31, 2010 and the respective maturity dates:

	December 31, 2010
			More than One Year	More than Three Years
	Total	One Year or Less	through Three Years	through Five Years	Over Five Years
	(Dollars in thousands)
Federal Home Loan Bank of Boston advances	$105,388	$—	$35,000	$32,200	$38,188
Securities sold under agreements to repurchase	5,329	5,329	—	—	—
Operating Leases	2,683	343	669	571	1,100

Total contractual obligations	$113,400	$5,672	$35,669	$32,771	$39,288

Loan Commitments : Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about Legacy Banks’ loan commitments outstanding as of December 31, 2010:

	December 31, 2010
			More than One Year	More than Three Years
	Total	One Year or Less	through Three Years	Through Five Years	Over Five years
	(Dollars in thousands)
Commitments to grant loans (1)	$18,328	$18,328	$—	$—	$—
Commercial loan lines-of-credit	17,826	17,826	—	—	—
Unused portion of home equity loans (2)	68,108	2,750	10,672	14,535	40,151
Unused portion of construction loans (3)	1,351	1,351	—	—	—
Unused portion of overdraft lines-of-credit(4)	4,456	—	—	—	4,456
Unused portion of personal lines-of-credit(5)	709	—	—	—	709
Standby letters of credit(6)	3,213	3,213	—	—	—
Other commitments and contingencies(7)	4,287	—	4,287	—	—

Total loan and other commitments	$118,278	$43,468	$14,959	$14,535	$45,316

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of residential construction loans are available to the borrower for up to one year. Commercial construction loans maturities may be longer than one year.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.

(7)	Other commitments relate primarily to potential additional capital calls the Company is committed to contribute as part of its investment in certain real estate limited partnerships.

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
We have audited the accompanying consolidated balance sheets of Legacy Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Legacy Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Legacy Bancorp, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legacy Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Legacy Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Wolf & Company
Boston, Massachusetts
March 16, 2011

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2010	2009
ASSETS

Cash and due from banks	$12,186	$11,281
Short-term investments	14,906	28,874

Cash and cash equivalents	27,092	40,155
Securities — Available for sale	185,688	167,426
Securities — Held to maturity	97	97
Restricted equity securities and other investments — at cost	16,546	17,193
Loans held for sale	3,839	706
Loans, net of allowance for loan losses of $9,010 in 2010 and $11,089 in 2009	607,102	652,628
Premises and equipment, net	19,142	19,568
Accrued interest receivable	2,631	3,306
Goodwill, net	11,558	9,730
Mortgage servicing rights	737	514
Other intangible assets	2,888	2,140
Net deferred tax asset	12,684	10,202
Bank-owned life insurance	17,047	16,263
Foreclosed assets	2,216	1,195
Other assets	7,610	5,142

	$916,877	$946,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$75,116	$75,232
Interest-bearing	610,129	576,146

Total deposits	685,245	651,378
Securities sold under agreements to repurchase	5,329	6,386
Federal Home Loan Bank advances	105,388	160,352
Mortgagors’ escrow accounts	1,211	1,058
Accrued expenses and other liabilities	8,145	5,724

Total liabilities	805,318	824,898

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized and 10,308,600 issued at December 31, 2010 and December 31, 2009; 8,631,732 outstanding at December 31, 2010 and 8,631,732 outstanding at December 31, 2009)	103	103
Additional paid-in-capital	103,168	102,788
Unearned Compensation — ESOP	(6,956)	(7,322)
Unearned Compensation — Equity Incentive Plans	(1,053)	(2,078)
Retained earnings	39,114	48,998
Accumulated other comprehensive income (loss)	(233)	711
Treasury stock, at cost (1,676,868 shares at December 31, 2010 and 1,573,888 shares at December 31, 2009)	(22,584)	(21,833)

Total stockholders’ equity	111,559	121,367

	$916,877	$946,265

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Interest and dividend income:
Loans	$36,014	$38,849	$41,944
Securities:
Taxable	4,378	6,201	6,964
Tax-Exempt	442	656	526
Dividends	107	101	651
Short-term investments	23	11	242

Total interest and dividend income	40,964	45,818	50,327

Interest expense:
Deposits	8,928	11,071	14,421
Federal Home Loan Bank advances	5,600	7,210	7,945
Other borrowed funds	30	67	99

Total interest expense	14,558	18,348	22,465

Net interest income	26,406	27,470	27,862
Provision for loan losses	10,468	4,883	1,465

Net interest income after provision for loan losses	15,938	22,587	26,397

Non-interest income:
Total other-than-temporary impairment losses on equity securities	(42)	(703)	(3,020)
Total other-than-temporary impairment losses on debt securities	—	(4,983)	(530)
Total other-than-temporary impairment losses on other investments	(3,828)	(3,813)
Portion of impairment losses on debt securities recognized in other comprehensive income/loss	—	2,264	—

Net impairment losses recognized in earnings	(3,870)	(7,235)	(3,550)
Customer service fees	2,967	2,870	3,202
Portfolio management fees	1,968	1,007	1,141
Income from bank-owned life insurance	689	710	714
Insurance, annuities and mutual fund fees	173	129	198
Net gain (loss) on sales of available-for-sale securities	2,024	(3,032)	356
Net gain on sales of loans	607	860	255
Prepayment penalty on FHLB advances	(1,481)	—	—
Miscellaneous	116	78	91

Total non-interest income (loss)	3,193	(4,613)	2,407

Non-interest expenses:
Salaries and employee benefits	14,797	13,754	14,027
Occupancy and equipment	3,912	3,921	3,625
Data processing	2,934	2,659	2,627
Professional fees	1,924	1,083	842
Advertising	1,047	1,405	1,121
Deposit insurance	1,109	1,491	214
Foreclosed assets, net	886	163	83
Other general and administrative	4,434	4,356	4,045

Total non-interest expenses	31,043	28,832	26,584

Income (loss) before income taxes	(11,912)	(10,858)	2,220
Provision (benefit) for income taxes	(4,016)	(3,060)	776

Net income (loss)	$(7,896)	$(7,798)	$1,444

Earnings (loss) per share
Basic	$(0.99)	$(0.98)	$0.18
Diluted	$(0.99)	$(0.98)	$0.18
Weighted average shares outstanding
Basic	7,990,167	7,977,363	8,058,594
Diluted	7,990,167	7,977,363	8,082,498
See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(Dollars in thousands, except per share amounts)

					Unearned		Accumulated
			Additional	Unearned	Compensation -		Other		Total
	Common Stock		Paid-in	Compensation -	Equity	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2007	9,240,960	$103	$101,720	$(8,787)	$(3,525)	$58,709	$270	$(15,398)	$133,092

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	1,444	—	—	1,444
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(5,079)	—	(5,079)
Amortization of benefit plan gains/losses and prior service costs	—	—	—	—	—	—	87	—	87

Total comprehensive loss									(3,548)

Cash dividends declared ($0.20 per share)	—	—	—	—	—	(1,612)	—	—	(1,612)
Common stock repurchased - 5% Stock Repurchase Program announced December 2007	(462,048)	—	—	—	—	—	—	(6,117)	(6,117)
Stock option expense	—	—	784	—	—	—	—	—	784
Restricted stock expense	—	—	—	—	840	—	—	—	840
Restricted stock granted	3,000	—	—	—	(42)	(7)	—	49	—
Release of ESOP stock	—	—	(29)	732	—	—	—	—	703

Balance at December 31, 2008	8,781,912	$103	$102,475	$(8,055)	$(2,727)	$58,534	$(4,722)	$(21,466)	$124,142

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(7,798)	—	—	(7,798)
Net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	5,296	—	5,296
Amortization of benefit plan gains/losses and prior service costs	—	—	—	—	—	—	137	—	137

Total comprehensive loss									(2,365)

Cash dividends declared ($0.20 per share)	—	—	—	—	—	(1,603)	—	—	(1,603)
Common stock repurchased - 5% Stock Repurchase Program announced March 2009	(67,250)	—	—	—	—	—	—	(696)	(696)
Stock option expense	—	—	474	—	—	—	—	—	474
Restricted stock expense	—	—	—	—	843	—	—	—	843
Restricted stock granted	20,050	—	—	—	(194)	(135)	—	329	—
Release of ESOP stock	—	—	(161)	733	—	—	—	—	572

Balance at December 31, 2009	8,734,712	$103	$102,788	$(7,322)	$(2,078)	$48,998	$711	$(21,833)	$121,367

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(7,896)	—	—	(7,896)
Net unrealized loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(1,135)	—	(1,135)
Amortization of benefit plan gains/losses and prior service costs	—	—	—	—	—	—	191	—	191

Total comprehensive loss									(8,840)

Cash dividends declared ($0.20 per share)	—	—	—	—	—	(1,605)	—	—	(1,605)
Common stock repurchased - 5% Stock Repurchase Program announced March 2009	(104,000)	—	—	—	—	—	—	(892)	(892)
Stock option expense	—	—	300	—	—	—	—	—	300
Restricted stock expense	—	—	80	—	892	—	—	—	972
Restricted stock granted	20,000	—	—	—	(171)	(157)	—	328	—
Forfeiture of restricted stock	(18,980)				304	(117)		(187)
Release of ESOP stock	—	—	—	366	—	(109)	—	—	257

Balance at December 31, 2010	8,631,732	$103	$103,168	$(6,956)	$(1,053)	$39,114	$(233)	$(22,584)	$111,559

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(7,896)	$(7,798)	$1,444
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	10,468	4,883	1,465
Net amortization of securities	914	721	(53)
Amortization of intangible assets	580	700	653
Depreciation and amortization expense	1,581	1,615	1,482
Loss on sales/impairment of securities, net	1,846	10,267	3,194
Loss on sales/writedowns of foreclosed real estate, net	275	80	—
Gain on sales of loans, net	(607)	(860)	(255)
Loans originated for sale	(63,836)	(66,795)	(10,345)
Proceeds from sales of loans	61,310	66,949	23,730
Share-based compensation expense	1,272	1,317	1,624
Deferred tax benefit	(1,902)	(3,637)	(1,237)
Employee Stock Ownership Plan expense	257	572	703
Net change in:
Bank-owned life insurance	(784)	(712)	(763)
Accrued interest receivable	675	327	(229)
Other assets	(2,468)	(3,716)	(1,235)
Accrued expenses and other liabilities	990	(2,320)	(110)

Net cash provided by operating activities	2,675	1,593	20,068

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	74,880	56,650	56,456
Maturities, prepayments and calls	149,792	71,920	43,166
Purchases	(243,716)	(162,155)	(108,919)
Purchase of Federal Home Loan Bank stock	—	—	(210)
Purchase of other investments	(3,182)	(895)	(2,587)
Maturities, prepayments and calls of other investments	2	74	25
Loan originations and purchases, net of principal payments	31,980	36,478	(55,835)
Additions to premises and equipment	(1,155)	(939)	(2,386)
Net cash paid for acquisition	(1,623)	—	—
Net cash received in branch acquisition	—	9,031	—
Proceeds from sales of foreclosed assets	1,782	—	—

Net cash provided (used) by investing activities	8,760	10,164	(70,290)

(continued)
See accompanying notes to consolidated financial statements.

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from financing activities:
Net increase in deposits	33,867	33,457	(2,359)
Net (decrease) increase in securities sold under agreements to repurchase	(1,057)	1,148	1,183
Repayment of Federal Home Loan Bank advances	(84,395)	(50,644)	(871,460)
Proceeds from Federal Home Loan Bank advances	29,431	13,098	901,976
Net increase in mortgagors’ escrow accounts	153	43	(19)
Repurchase of common stock	(892)	(696)	(6,117)
Payment of dividends on common stock	(1,605)	(1,603)	(1,612)

Net cash provided (used) by financing activities	(24,498)	(5,197)	21,592

Net change in cash and cash equivalents	(13,063)	6,560	(28,630)

Cash and cash equivalents at beginning of period	40,155	33,595	62,225

Cash and cash equivalents at end of period	$27,092	$40,155	$33,595

Supplemental cash flow information:
Interest paid on deposits	$8,971	$11,209	$14,453
Interest paid on Federal Home Loan Bank advances	5,718	7,427	7,933
Interest paid on other borrowed funds	30	67	99
Income taxes paid	325	1,870	1,375
Non-cash activities:
Real estate acquired through foreclosure	2,216	1,275	—
Transfers from loans to loans held for sale	16,500	—	12,735
See accompanying notes to consolidated financial statements.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation

The consolidated financial statements include the accounts of Legacy Bancorp, Inc. (“Company” or “Legacy”), and its wholly-owned subsidiaries, Legacy Banks (“Bank”) and LB Funding Corp. The accounts of Legacy Banks include all of its wholly-owned subsidiaries, Legacy Securities Corporation, Legacy Insurance Services of the Berkshires, Renaissance Investment Group, LLC and CSB Service Corporation. All significant intercompany balances and transactions have been eliminated in consolidation

Merger agreement

On December 21, 2010, the Company and Berkshire Hills Bancorp, Inc. (“Berkshire”) jointly announced the execution of a definitive agreement whereby Berkshire will acquire Legacy in a 90% stock and 10% cash transaction. As a result of the merger, Legacy’s shareholders will become shareholders of Berkshire and will receive 0.56385 shares of Berkshire common stock plus $1.30 cash for each share of Legacy common stock they own. The transaction is expected to be completed during the second quarter of 2011, subject to the approval of regulators and shareholders of both companies.

Business

The Company provides a variety of financial services to individuals and businesses through its full service offices in western Massachusetts and eastern New York. Its primary deposit products are savings, checking and term certificate accounts and its primary lending products are consumer, residential and commercial mortgage loans. The Company also provides investment management services and insurance services through the Bank’s subsidiaries, Renaissance and Legacy Insurance Services.

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of goodwill, other-than-temporary impairment of securities and other investments and the valuation of deferred tax assets.

Acquisitions

On March 13, 2009, the Bank acquired a community banking branch office from The Bank of Western Massachusetts. In this acquisition, Legacy assumed approximately $9.8 million in deposits for a purchase premium of approximately $393,000. The purchase price allocation resulted in approximately $285,000 of core deposit intangibles, $43,000 of goodwill and $470,000 of property and equipment.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Acquisitions (concluded)

On April 30, 2010, the Bank acquired substantially all of the assets of the Renaissance Investment Group, LLC, a wealth management company located in Pittsfield, Massachusetts. The purchase price included an estimated contingent portion which is based upon forecasted gross revenue through September 30, 2011. This estimated contingent component may increase or decrease based upon actual gross revenue recorded over that period. The purchase price allocation resulted in approximately $1.6 million of customer list and other intangibles, $1.8 million of goodwill and $5,000 of property and equipment. The goodwill and customer list intangible is expected to be deducted for tax purposes over a period of 15 years.

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

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Fair value hierarchy

The Company groups its assets that are measured at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.
Level 1 — Valuation is based on quoted prices in active markets for identical assets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets.

Level 2 — Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets.

Level 3 — Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. Level 3 assets include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
Transfers between levels are recognized at the end of the reporting period, if applicable.

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

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Securities (concluded)

OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.

Federal Home Loan Bank stock and other investments

The Bank, as a member of the FHLB system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Bank reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of December 31, 2010, no impairment has been recognized.

The Bank also has an investment in Savings Bank Life Insurance Company of Massachusetts (“SBLI”) stock. This stock is reported at cost which was the fair value at acquisition as determined by an appraisal performed by independent investment consultants retained by SBLI.

Certain other equity investments that do not have readily determinable fair values are carried at cost. The investments are reviewed for impairment at least annually or sooner if events or changes occur which indicate that the carrying value may not be recoverable.

Loans held for sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by residential and commercial real estate mortgage loans in western Massachusetts. The ability of the Company’s debtors to honor their loans is affected by the local economy and the local real estate market.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Loans (concluded)

The Company’s loan portfolio includes residential real estate, home equity, commercial real estate, commercial, and consumer loans. Residential real estate includes 1-4 family owner occupied loans and land notes; commercial real estate includes commercial construction; and consumer includes manufactured housing, secured and unsecured loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination costs, net of certain direct origination fees, and loan purchase premiums, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Unsecured consumer loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general, allocated and unallocated components, as further described below.

General component: The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, land notes, commercial real estate, home equity loans, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. While there were no changes in the Company’s general policies or methodology pertaining to the general component of the allowance for loan losses during 2010, certain general reserve ratios

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Allowance for loan losses (continued)

were increased during 2010 mainly to reflect the greater risks and uncertainties resulting from the current economy.

The qualitative factors for the general component of the allowance for loan losses are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:
Residential real estate — For residential mortgage loans to be held in portfolio, Legacy Banks lends up to a maximum loan-to-value ratio of 100% for first-time home buyers and 95% for other buyers on mortgage loans secured by owner-occupied property, with the general condition that private mortgage insurance is required for loans with a loan-to-value ratio in excess of 80%. A licensed appraiser appraises all properties securing residential first mortgage purchase loans. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. Land loans are also included in residential real estate.

Commercial real estate — Loans in this segment are primarily income-producing properties throughout the Company’s market area, with a segment located out of market generated through the Company’s former national commercial real estate lending program which was discontinued in 2010. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management periodically obtains the borrower’s updated financial information and continually monitors the cash flows of these loans. Commercial construction loans are included in the commercial real estate segment and are considered to have higher risks due to their ultimate repayment being sensitive to interest rate changes, demand and supply of alternative real estate, the availability of long-term financing, and changes in general economic conditions. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analyses of absorption and lease rates, and financial analyses of the developers and property owners.

Home equity loans — Loans in this segment primarily include home equity lines-of-credit and loans that are secured by first or second mortgages on one-to-four family owner occupied properties, and are available to be drawn upon for 10 years, at the end of which time they become term loans amortized over 10 years. Interest rates on home equity lines normally adjust based on the prime rate of interest as published by the Wall Street Journal.

Commercial loans — Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Allowance for loan losses (concluded)
Consumer and other loans — Certain loans in this segment are unsecured and repayment is dependent on the credit quality of the individual borrower. This segment includes manufactured housing loans.
Allocated component: The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company generally does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

Unallocated Component: An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

The Company also maintains a reserve for unfunded credit commitments to provide for the risk of loss inherent in these arrangements. This reserve is determined using a methodology similar to the analysis of the allowance for loan losses, taking into consideration probabilities of future funding requirements. This reserve for unfunded commitments is included in other liabilities and amounted to $269 and $326 at December 31, 2010 and 2009, respectively.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Foreclosed assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations, changes in the valuation allowance and any direct writedowns are included in net expenses from other real estate owned.

Premises and equipment

Land is carried at cost. Buildings, improvements and equipment are carried at cost, less accumulated depreciation and amortization computed primarily on the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

Servicing

The Company services mortgage loans for others. Servicing assets are recognized as separate assets at fair value when rights are acquired through purchase or through sale of financial assets. The Company uses a simplified valuation model derived from estimates of the present value of the future cash flows to value these assets at an amount equal to 0.75% of the loans sold and serviced. Capitalized servicing rights are reported in other intangible assets and are amortized into non-interest income. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant risk characteristics such as interest rate and terms. Impairment, if any, is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. Changes in the valuation allowance are reported in loan servicing fee income.

Transfers of Financial Assets

Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets.

Effective January 1, 2010, the Company adopted accounting guidance pertaining to transfers of financial assets. During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder can have the right to pledge or exchange the entire loan.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Goodwill and other intangible assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair value of goodwill is analyzed at least annually and this analysis utilizes three separate methodologies. First, a market approach is used which incorporates a review of comparable market transactions for peer companies, relying on recent merger and acquisition data from these comparable transactions to estimate the price multiple at which the Company would be acquired in a hypothetical market transaction. The second approach used is the asset approach, or replacement cost approach which entails stating the recorded assets and liabilities of the Company on a fair market value basis, and the value of the Company’s equity is determined as the difference between the total fair value amounts for assets and liabilities. The third approach utilized is the income approach which constructs a discounted cash flow model from financial projections. The concluded fair value is calculated by weighting the values obtained based on the relevance of the methodology based on the facts and circumstances for the Company on the valuation date. The greatest weight, 50%, is placed on the market approach given the amount of data obtainable on comparable transactions. A 30% weight is applied to the asset approach due to the precision of the fair value estimates provided. Lastly, a 20% weight is applied to the income approach/discounted cash flow model due to the inherent uncertainty in forecasting future performance, and the appropriate market discount rate. Impairment, if any, identified under this analysis is recognized in the period identified. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels.

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

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Income taxes (concluded)

The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2010, 2009 and 2008. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company does not have any uncertain tax positions at December 31, 2010 and 2009 which require accrual or disclosure.

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

Employee stock ownership plan

Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital. On July 26, 2010, the Company announced that the Board of Directors of the Company and the Bank had voted to terminate the ESOP effective August 1, 2010. Please refer to Note 15 for more information related to the ESOP.

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
(Dollars in Thousands)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Advertising costs

Advertising costs are charged to earnings when incurred.

Portfolio management assets

Portfolio management assets held in fiduciary or agent capacity are not included in the accompanying consolidated balance sheets because they are not assets of the Company.

Treasury stock

Common stock shares repurchased are recorded as treasury stock at cost.

Earnings per common share

Basic earnings per share is determined by dividing net income by the weighted-average number of net outstanding common shares for the period. The net outstanding common shares equals the gross number of common shares issued less the average unallocated shares of the ESOP, the average number of treasury shares and the average number of unvested shares related to restricted stock awards. Diluted earnings per share is determined by dividing net income by the average number of net outstanding common shares computed as if all potential common shares have been issued by the Company. Potential common shares to be issued would include those related to outstanding options and unvested stock awards determined using the treasury stock method.

Earnings per common share have been computed based upon the following:

	Year Ended December 31,
	2010	2009	2008
Net income (loss) applicable to common stock	$(7,896)	$(7,798)	$1,444

Average number of shares issued	10,308,600	10,308,600	10,308,600
Less: average unallocated ESOP shares	(532,433)	(583,872)	(638,908)
Less: average treasury shares	(1,632,537)	(1,547,362)	(1,342,802)
Less: average unvested restricted stock awards	(153,463)	(200,003)	(268,296)

Average number of basic shares outstanding	7,990,167	7,977,363	8,058,594

Plus: dilutive unvested restricted stock awards	—	—	23,551
Plus: diluted stock option shares	—	—	353

Average number of diluted shares outstanding	7,990,167	7,977,363	8,082,498

Basic earnings (loss) per share	$(0.99)	$(0.98)	$0.18
Diluted earnings (loss) per share	$(0.99)	$(0.98)	$0.18

Anti-dilutive shares not included in the computation of dilutive EPS:
Stock options	735,170	803,480	804,280
Unvested restricted shares	161,470	218,790	—

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
	2010	2009	2008
Securities

Net unrealized holding gains (losses) on available- for- sale securities	$134	$2,204	$(11,537)
Reclassification adjustment for (gains) losses on available- for- sale securities	(2,024)	3,032	(356)
Reclassification adjustment for OTTI losses on available- for- sale securities	42	5,686	3,550
Non-credit portion of OTTI on losses on available- for- sale securities	—	(2,264)	—

	(1,848)	8,658	(8,343)
Tax effect	713	(3,362)	3,264

Net-of-tax amount	(1,135)	5,296	(5,079)

Directors’ Fee Plan

Gains (losses) arising during the period	176	68	(42)
Amortization of benefit plan gains/losses and prior service costs	148	164	189
Tax effect	(133)	(95)	(60)

Net-of-tax amount	191	137	87

	$(944)	$5,433	$(4,992)

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Comprehensive income (loss) (concluded)

The components of accumulated other comprehensive income (loss) and related tax effects are as follows:

	December 31,
	2010	2009
Securities

Net unrealized holding gains (losses) on available for sale securities	$(112)	$1,736

Tax effects	48	(664)

Net-of-tax amount	(64)	1,072

Directors’ Fee Plan
Unrecognized net actuarial loss and prior service costs	(285)	(611)

Tax effect	116	250

Net-of-tax amount	(169)	(361)

	$(233)	$711

Included in accumulated other comprehensive loss at December 31, 2010, is prior service cost of $145 expected to be recognized as components of net periodic pension costs for the year ending December 31, 2011.
Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets. This ASU makes several significant amendments to ASC Topic 860 including the removal of the concept of a qualifying special-purpose entity. The new guidance also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. The new authoritative accounting guidance became effective for fiscal years beginning after November 15, 2009. The Company adopted the new guidance under ASU No. 2009-16 on January 1, 2010. The adoption did not have a material impact on the Company’s consolidated financial statements. The Company has provided the disclosures required as of December 31, 2010 in Note 5.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Recent accounting pronouncements (continued)

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies existing disclosures regarding recurring and nonrecurring fair value measurements to provide increased transparency to users of the financial statements. The new disclosures and clarification of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to the roll forward of activity for Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Management adopted this statement, except for the roll forward of activity for Level 3 fair value measurements, as of January 1, 2010 and this adoption did not have a material impact on the consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force. This ASU provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30. This ASU addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification. This ASU clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has provided the disclosures required as of December 31, 2010 in Note 5.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Recent accounting pronouncements (concluded)

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20. The amendments in this ASU temporarily delay the effective date of disclosures about troubled debt restructurings as required by ASU No. 2010-20 for public entities in order to allow FASB to complete deliberations on what constitutes troubled debt restructuring. At that point, the effective date for such disclosures and guidance for determining what constitutes troubled debt restructurings will be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company does not believe the adoption of this ASU will have a material impact on the consolidated financial statements.
2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS
The Bank is required to maintain average balances on hand or with the Federal Reserve Bank of Boston. At December 31, 2010 and 2009 these reserve balances amounted to $1,000.
3. SHORT-TERM INVESTMENTS
Short-term investments consist of the following:

	December 31,
	2010	2009
Federal funds sold	$11,884	$21,119
FHLB overnight deposits	2,884	7,755
Money market funds	138	—

	$14,906	$28,874

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
4. SECURITIES
Securities and other investments consist of the following:

	December 31,
	2010	2009
Securities available for sale, at fair value	$185,688	$167,426
Securities held to maturity, at amortized cost	97	97
Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	10,932	10,932
Savings Bank Life Insurance Company of Massachusetts stock	1,709	1,709
Real estate partnerships	3,815	4,397
Other investments	90	155

Total restricted equity securities and other investments	16,546	17,193

Total securities and other investments	$202,331	$184,716

The amortized cost and estimated fair value of marketable securities, with gross unrealized gains and losses, follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
Debt securities:
Government-sponsored enterprises (GSE)	$132,221	$244	$(841)	$131,624
Municipal	3,145	36	(36)	3,145
Corporate and other	401	1	—	402
GSE residential mortgage-backed	6,370	225	(1)	6,594
U.S. Government guaranteed residential mortgage-backed	42,775	522	(330)	42,967

Total debt securities	184,912	1,028	(1,208)	184,732
Marketable equity securities	888	114	(46)	956

Total securities available for sale	$185,800	$1,142	$(1,254)	$185,688

Securities Held to Maturity
Other bonds and obligations	$97	$—	$—	$97

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

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2010 are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within 1 year	$5,634	$5,662	$—	$—
Over 1 year to 5 years	103,145	102,769	82	82
Over 5 years to 10 years	13,703	13,644	—	—
Over 10 years	13,285	13,096	15	15

Total bonds and obligations	135,767	135,171	97	97

Mortgage-backed	49,145	49,561	—	—

Total debt securities	$184,912	$184,732	$97	$97

For the years ended December 31, 2010, 2009 and 2008, proceeds from the sale and call of securities available for sale amounted to $78,012, $103,765 and $74,169 respectively. Gross gains of $2,364, $2,019 and $947, respectively, and gross losses of $354, $5,068 and $653, respectively, were realized on sales. Gross gains on called securities were $67, $29 and $62 in 2010, 2009 and 2008, respectively and gross losses on called securities in 2010 and 2009 were $53 and $12, respectively. The tax (provision) benefits applicable to these net realized gains and losses amounts to $682, $(632) and $131 respectively.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
4. SECURITIES (continued)
At December 31, 2010 and 2009, the Company has pledged securities with an amortized cost of $6,919 and $10,898 respectively, and a fair value of $6,966 and $10,914 respectively, primarily as collateral for repurchase agreements. At December 31, 2010 and 2009, the Company also has pledged securities with an amortized cost of $2,801 and $16,845, respectively, and a fair value of $2,805 and $17,199, respectively, to the Federal Reserve Bank as collateral for its borrowing line. Additionally, certain securities are pledged as collateral to the Federal Home Loan Bank of Boston as described in Note 11.
Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
December 31, 2010:
Debt securities:
Government-sponsored enterprises (GSE)	$841	$73,475	$—	$—
Municipal	36	1,577	—	—
GSE residential mortgage-backed	—	—	1	131
U.S. Government guaranteed residential mortgage-backed	330	17,235	—	—

Total debt securities	1,207	92,287	1	131

Marketable equity securities	46	302	—	—

Total temporarily impaired securities	$1,253	$92,589	$1	$131

December 31, 2009:
Debt securities:
Government-sponsored enterprises (GSE)	$555	$46,751	$—	$—
Municipal	2	818	42	2,472
GSE residential mortgage-backed	38	2,983	33	1,779
U.S. Government guaranteed residential mortgage-backed	237	19,171	—	—

Total debt securities	832	69,723	75	4,251

Marketable equity securities	35	472	8	226

Total temporarily impaired securities	$867	$70,195	$83	$4,477

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
4. SECURITIES (concluded)
At December 31, 2010, temporarily impaired debt and mortgage-backed securities have unrealized losses with aggregate depreciation of 1.3% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate increases. These investments are guaranteed by the U.S. Government, an agency thereof or by the issuing municipal government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.
At December 31, 2010, three marketable equity securities have unrealized losses with aggregate depreciation of 13.2% from the Company’s cost basis. Although some issuers may have shown declines in earnings as a result of the weakened economy, the Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the depreciation of value and has analyzed the issuer’s financial condition and financial performance as well as industry analysts’ reports. Based on that evaluation as well as the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.
During 2010, the Company recorded other-than-temporary impairment charges related to certain marketable equity securities in the amount of $42. Additionally, the Company recorded other-than-temporary impairment charges of $3.8 million on certain investments in commercial real estate funds. These funds were adjusted to estimated fair value based on an analysis of the financial statements of the funds and underlying real estate projects, as well as an analysis of the market for these types of investments. For further information on the fair value of these investments please refer to Note 21, Fair Value of Assets.
During 2009, the Company recorded other-than-temporary impairment charges related to certain debt and marketable equity securities in the amount of $2.7 million and $703, respectively. The non-credit portion of impairment losses on debt securities, which had been recognized in other comprehensive loss, was recognized in earnings during the year ended December 31, 2009 due to the sales of these securities. Additionally, the Company recorded other-than-temporary impairment charges of $3.8 million on certain investments in commercial real estate funds. These investments were adjusted to estimated fair value based on an analysis of the financial statements of the funds and underlying real estate projects. For further information on the fair value of these investments please refer to Note 21, Fair Value of Assets.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
5. LOANS
A summary of the balances of loans follows:

	December 31,
	2010	2009
Mortgage loans on real estate:
Residential	$266,166	$273,469
Land Notes	10,599	12,149
Home equity	74,328	69,625
Commercial	211,431	245,213
Commercial contruction	13,596	18,697

	576,120	619,153

Other loans:
Commercial	28,123	31,373
Consumer and other	10,518	11,791

	38,641	43,164

Total loans	614,761	662,317

Net deferred loan costs	1,351	1,400
Allowance for loan losses	(9,010)	(11,089)

Loans, net	$607,102	$652,628

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2010 and 2009, the Company was servicing loans for participants aggregating $11,675 and 11,818, respectively.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
5. LOANS (continued)
In 2010 the Company sold $16.2 million of its commercial real estate portfolio considered to be out-of market. The sale resulted in a charge of $1.6 million which was recognized through the provision for loan losses.
The Company purchased $5,123 of loans during the year ended December 31, 2009. These loans are evaluated in the allowance for loan loss using the same methodology as loans originated by the Company.
An analysis of the allowance for loan losses follows:

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$11,089	$6,642	$5,568
Provision for loan losses	10,468	4,883	1,465
Recoveries	96	129	188
Loans charged-off	(12,643)	(565)	(579)

Balance at end of year	$9,010	$11,089	$6,642

Further information pertaining to the allowance for loan losses, by segment, at December 31, 2010 follows:

	Residential
	Residential Mortgage	Land Notes	Commercial Mortgages	Home Equity	Commercial Business	Consumer and Other	Total
Amount of allowance for loan losses for loans deemed to be impaired	$75	$422	$496	$—	$69	$—	$1,062

Amount of allowance for loan losses for loans not deemed to be impaired	1,276	585	4,789	446	598	254	7,948

Loans deemed to be impaired as of December 31, 2010	3,445	778	11,938	120	545	5	16,831

Loans not deemed to be impaired as of December 31, 2010	262,721	9,821	213,089	74,208	27,578	10,513	597,930

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
5. LOANS (continued)
Past due and non-accrual loans
The following is a summary of past due and non-accrual loans, by class, at December 31, 2010:

	December 31,2010
			Greater		Past Due 90 Days or
	30-59 Days	60-89 Days	Than 90	Total Past	More and Still	Loans on
	Past Due	Past Due	Days	Due	Accuring	Non-Accrual
Mortgage loans on real estate
Residential	$1,400	$799	$3,445	$5,644	$—	$3,445
Land notes	139	89	422	650	—	422
Home equity	178	14	120	312	—	120
Commercial	—	125	7,247	7,372	—	7,247
Commercial construction	—	—	1,190	1,190	—	1,190
Other Loans
Commercial	415	166	315	896	—	315
Consumer and other	290	1	5	296	—	5

	$2,422	$1,194	$12,744	$16,360	$—	$12,744

Impaired loans
The following is a summary of impaired loans, by class, at December 31, 2010:

	December 31,2010
		Unpaid Principal
	Recorded Investment	Balance	Related Allowance
Impaired loans without a valuation allowance:
Residential real estate	$2,912	$2,963	$—
Land notes	356	356	—
Home equity	120	120	—
Commercial real estate	7,324	10,235	—
Commercial construction	1,190	5,636
Commercial	433	690	—
Consumer and other	5	5	—

Total	12,340	20,005	—

Impaired loans with a valuation allowance:
Residential real estate	533	533	75
Land notes	422	422	422
Home equity	—	—	—
Commercial real estate	3,424	3,424	496
Commercial construction	—	—	—
Commercial	112	112	69

Total	4,491	4,491	1,062

Total impaired loans	$16,831	$24,496	$1,062

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
5. LOANS (continued)
Impaired loans (concluded)

December 31,2009
Impaired loans with no valuation allowance	$10,081
Impaired loans with a valuation allowance	22,202

Total impaired loans	$32,283

Valuation allowance allocated to impaired loans	$4,928

The following is a summary of information pertaining to impaired and non-accrual loans:

	Years Ended December 31,
	2010	2009	2008
Average investment in impaired loans	$26,390	$19,057	$7,808

Interest income recognized on impaired loans on a cash basis	$1,098	$107	$—

Interest income recognized on impaired loans still accruing	$1,117	$871	$—

Non-accrual loans	$12,744	$19,578	$7,549

There were no loans past-due ninety days or more and still accruing at December 31, 2010, 2009 and 2008. The Company generally does not advance additional funds in connection with impaired loans. However, in 2009 the Company did advance an additional $185 to one loan considered impaired as part of a forbearance agreement with the borrower to allow the project to be more marketable.
Credit quality information
The Company utilizes a seven grade internal loan rating system for commercial real estate, home equity and commercial loans as follows:
Loans rated 1-3A: Loans in these categories are considered “pass” rated loans with low to average risk.
Loans rated 4: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management. If not corrected or mitigated, the weakness may expose the bank to an increased risk of loss.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
5. LOANS (continued)
Credit quality information (concluded)
Loans rated 5: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.
Loans rated 6: Loans in this category are considered “doubtful.” Weaknesses in these credits or relationships are so significant that the bank has identified a probable loss of principal. Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable. These credits must be placed on non-accrual if not already classified as such.
Loans rated 7: Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted. Weaknesses in these credits are so severe collection of any amount is unlikely and the loan shall no longer be carried as an asset on the banks books. These loans are charged to the Allowance for Loan and Lease Loss.
On at least an annual basis, the Bank formally reviews the ratings on all commercial real estate and commercial loans. Semi-annually, the Bank engages an independent third-party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.
The following table presents the Company’s loans by risk rating at December 31, 2010.

	Commercial Real Estate	Commercial
Loans rated 1- 3A	$177,985	$20,474
Loans rated 4	17,900	1,988
Loans rated 5	29,142	5,603
Loans rated 6	—	58
Loans rated 7	—	—

	$225,027	$28,123

6. SERVICING
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage loans serviced for others were $105,787, $77,269 and $24,046 at December 31, 2010, 2009 and 2008, respectively. The Company utilized an independent consultant to determine the fair value of servicing rights as of December 31, 2010. The fair value calculation uses a discount rate of 8.25% and published prepayment data for mortgage loans stratified by the term and rate of the loan pools. Servicing fee income amounted to $135, $42, and $17 for the years ended December 31, 2010, 2009 and 2008, respectively.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
6. SERVICING (concluded)
Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. Changes in the valuation allowance are reported in loan servicing fee income. As of December 31, 2010, 2009 and 2008, the Company has not established a valuation allowance related to servicing assets.
The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances:

	Years Ended December 31,
	2010	2009	2008
Mortgage servicing rights:
Balance at beginning of year	$514	$138	$24
Additions	319	464	128
Amortization	(96)	(88)	(14)

Mortgage servicing assets, net	$737	$514	$138

Fair value of mortgage servicing assets	$981	$514	$138

7. PREMISES AND EQUIPMENT
A summary of the cost and accumulated depreciation and amortization of premises and equipment is as follows:

	December 31,		Estimated
	2010	2009	Useful Lives
Premises:
Land	$1,520	$1,520
Buildings and improvements	21,219	21,180	5 — 39 Years
Furniture and equipment	9,881	9,303	3 — 10 Years
Construction in process	—	250

	32,620	32,253
Accumulated depreciation and amortization	(13,478)	(12,685)

	$19,142	$19,568

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 amounted to $1,581, $1,615 and $1,482, respectively. Construction in process as of December 31, 2009 represented costs incurred in connection with leasehold improvements to a branch location in Pittsfield, Massachusetts which were completed in February 2010.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company recorded goodwill in connection with the purchase of a financial institution in 1997. The Company also recorded goodwill in connection with the purchase of five branch offices located in Eastern New York State in 2007, as well as the purchase of a single branch office located in Haydenville, Massachusetts in 2009. In 2010 the Company recorded goodwill in connection with the purchase of substantially all the assets of Renaissance Investment Group. The Company performs annual impairment testing as of June 30. The impairment testing as of June 30, 2010 and 2009 indicated that no impairment charge was required as of those dates and no events have occurred through December 31, 2010 that would require the reevaluation of impairment. The activity in the balance for goodwill during the year is as follows:

	Year Ended December 31,
	2010	2009
Balance at beginning of the year	$9,730	$9,687
Acquired goodwill	1,828	43

Balance at end of year	$11,558	$9,730

Other intangible assets
Other intangible assets include core deposit intangible assets arising from the acquisition of branch offices in 2007 and 2009. These assets were initially measured at fair value and are being amortized on a straight line method over the estimated useful lives, which were determined to be 5 years. Other intangible assets also include a customer list intangible asset arising from the acquisition of Renaissance in 2010. This asset was initially measured at fair value and is being amortized on a straight line method over its estimated useful life of 11 years. Amortization expense is reported in other general and administrative expenses in the consolidated statement of operations.

	December 31,
	2010	2009
Gross carrying value	5,083	3,532
Accumulated amortization	(2,195)	(1,392)

	2,888	2,140

Estimated future amortization expense is as follows:

Year Ending December 31,
2011	847
2012	800
2013	198
2014	150
2015	141
Thereafter	752

$2,888

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
9. DEPOSITS
A summary of deposit balances, by type, is as follows:

	December 31,
	2010	2009
Demand	$75,116	$75,232
Regular savings	53,504	49,883
Relationship savings	142,110	125,328
Money market deposits	68,611	63,077
NOW deposits	48,197	48,546

Total non-certificate accounts	387,538	362,066

Term certificates less than $100,000	162,408	174,284
Term certificates of $100,000 or more	135,299	115,028

Total certificate accounts	297,707	289,312

Total deposits	$685,245	$651,378

A summary of certificate accounts by maturity is as follows:

Maturing During
the Year Ending	Amount
December 31,	2010	2009
2010	$—	$190,370
2011	140,285	46,558
2012	37,770	13,771
2013	68,135	30,258
2014	28,955	8,253
2015	22,486	27
Therafter	76	75

	$297,707	$289,312

At December 31, 2010 and 2009, brokered certificates of deposit in the amount of $12,506 and $18,625, respectively, with a weighted average rate of 3.03% and 3.59%, respectively, are included in certificates of deposits.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase (“repurchase agreements”) are funds borrowed from customers on an overnight basis that are collateralized by securities. At December 31, 2010 and 2009 securities sold under agreements to repurchase amounted to $5,329 and $6,386 respectively, mature on a daily basis and are secured by U.S. Government securities with a fair value of $6,966 and $10,158 respectively. The weighted average interest rate on these agreements was 1.02% and 1.08% respectively. The obligations to repurchase the securities sold are reflected as a liability in the consolidated balance sheets. The dollar amount of the securities underlying the agreements remains in the asset accounts. The securities pledged are registered in the Company’s name; however, the securities are held by the designated trustee of the broker. Upon maturity of the agreements, the identical securities pledged as collateral are returned to the Company.
11. FEDERAL HOME LOAN BANK ADVANCES
A summary of outstanding advances from the Federal Home Loan Bank of Boston, by maturity, is as follows at December 31, 2010 and 2009:

Maturing During			Weighted Average
the Year Ending	Amount		Interest Rate
December 31,	2010	2009	2010	2009
2010	$—	$20,250	—%	4.52%
2011	—	7,500	—	3.46
2012	20,000	27,000	4.24	4.02
2013	15,000	32,700	3.77	3.45
2014	22,700	25,200	4.02	3.96
2015	9,500	9,500	3.05	3.05
Thereafter	38,188	38,202	3.78	3.78

	$105,388	$160,352	3.86%	3.81%

All advances are fixed-rate as of December 31, 2010 and 2009. Certain advances have early call provisions through 2018. The amount of callable advances by maturity date as of December 31, 2010 is as follows:

2012	$20,000
2013	2,000
2014	13,000
2015	9,500
Thereafter	38,000

$82,500

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
11. FEDERAL HOME LOAN BANK ADVANCES (concluded)
The Company also has an Ideal Way line of credit at the Federal Home Loan Bank in an amount up to $5,000. There were no advances under this line of credit as of December 31, 2010 or 2009. All borrowings from the Federal Home Loan Bank of Boston are secured by a blanket lien on certain qualified collateral, defined principally as 75% of the carrying value of certain first mortgage loans on owner-occupied residential property, 50% of the carrying value of certain non-owner occupied first mortgage loans and home equity loans, and 90% of the market value of U.S. Government-sponsored enterprise obligations.
12. INCOME TAXES
Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2010	2009	2008
Current tax provision (benefit):
Federal	$(2,390)	$507	$1,709
State	276	70	304

	(2,114)	577	2,013

Deferred tax benefit:
Federal	(351)	(4,249)	(1,154)
State	(201)	(797)	(208)

	(552)	(5,046)	(1,362)
Change in valuation reserve	(1,350)	1,409	125

	(1,902)	(3,637)	(1,237)

Total provision (benefit)	$(4,016)	$(3,060)	$776

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
12. INCOME TAXES (continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2010	2009	2008
Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(0.4)	4.4	2.9
Bank owned life insurance	2.0	2.2	(10.9)
Dividends received deduction	0.2	0.2	(2.6)
Additions to valuation reserve, net of expiration of contribution carryover	(4.4)	(13.0)	5.6
Tax-exempt income	1.0	1.6	(6.4)
Stock based compensation plan	(1.6)	(1.7)	7.8
Other, net	2.9	0.5	4.6

Effective tax rates	33.7%	28.2%	35.0%

The components of the net deferred tax asset are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Federal	$13,119	$12,615
State	2,834	2,584

	15,953	15,199
Valuation reserve	(1,713)	(3,063)

	14,240	12,136

Deferred tax liabilities:
Federal	(1,205)	(1,549)
State	(351)	(385)

	(1,556)	(1,934)

Net deferred tax asset	$12,684	$10,202

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
12. INCOME TAXES (continued)

The tax effects of each type of item that gives rise to deferred tax assets (liabilities) are as follows:

	December 31,
	2010	2009
Net unrealized loss (gain) on securities available for sale	$49	$(664)
Depreciation and amortization	64	64
Deferred income	(545)	(559)
Allowance for loan losses	3,598	4,429
Employee benefit plans	3,353	3,100
Capital loss carryforward	1,560	1,851
Charitable contribution carryforward	—	1,866
Net operating loss carryforward	1,822	—
Projected benefit obligation — Directors fee plan	117	250
Impairment losses	4,054	2,829
Other	325	99
Valuation reserve	(1,713)	(3,063)

Net deferred tax asset	$12,684	$10,202

A summary of the change in the valuation reserve for deferred tax assets is as follows:

	December 31,
	2010	2009	2008
Balance at beginning of year	$3,063	$1,654	$1,529
Reserve for charitable contribution carryforward	(1,855)	201	125
Reserve for capital loss carryforward	505	1,208	—

Balance at end of year	$1,713	$3,063	$1,654

A federal income tax reserve was established in the fourth quarter of 2005 to reflect the uncertainty of fully utilizing a five-year charitable contribution carryforward of approximately $7,200. This reserve was increased by $201 and $125 in 2009 and 2008, respectively, to reflect greater uncertainty of full utilization. At December 31, 2010, the reserve was reduced to $0 and the asset was charged-off to reflect the expiration of the contribution carryforward period. The carryforward was created as a result of the contribution of 763,600 shares of the Company’s common stock to the Legacy Banks Foundation as part of the mutual to stock conversion in 2005.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
12. INCOME TAXES (concluded)
A federal income tax reserve of $1,208 was established in the fourth quarter of 2009 to reflect the uncertainty of fully utilizing a five-year capital loss carryforward of approximately $5,400. This reserve was increased by $505 in 2010 to reflect greater uncertainty of full utilization. The carryforward was created primarily by the sale of the Company’s remaining portfolio of private-label mortgage-backed securities during 2009.
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
The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2009. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2007 are open.
13. COMMITMENTS AND CONTINGENCIES
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

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
13. COMMITMENTS AND CONTINGENCIES (continued)

Loan and other financial commitments (concluded)
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of financial instruments outstanding whose contract amounts represent credit risk is as follows at December 31, 2010 and 2009:

	December 31,
	2010	2009
Commitments to grant loans	$18,328	$20,996
Unused funds on commercial lines-of-credit	17,826	20,707
Unadvanced funds on home equity lines-of-credit	68,108	64,110
Unadvanced funds on construction loans	1,351	12,600
Commercial real estate partnership capital commitments	4,287	6,514
Standby letters-of-credit and other commitments	8,378	9,330
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
ASC 460-10-05, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. The Company considers standby letters of credit to be guarantees under ASC 460-10-05. The amount of the liability related to guarantees at December 31, 2010 and 2009 was not material.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
13.	COMMITMENTS AND CONTINGENCIES (concluded)

Operating lease commitments
Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2010, pertaining to banking premises and equipment, future minimum rent commitments are as follows:

Years Ending
December 31,	Amount
2011	$343
2012	340
2013	329
2014	321
2015	250
Thereafter	1,100

$2,683

Total rent expense for the years ended December 31, 2010, 2009 and 2008 amounted to $433, $409 and $388, respectively.

Legal claims
Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

Employment and change of control agreements
The Company and the Bank have entered into employment agreements with two executive officers. The employment agreements provide for an annual base salary, subject to increase, and certain other benefits and guarantee customary corporate indemnification and insurance coverage under a standard directors’ and officers’ insurance policy. The initial term of the agreement for the Company’s Chief Executive Officer (CEO) is three years and the term automatically extends annually on each anniversary date of the agreement for a successive term of three years, unless notice not to renew is given by either party. The initial term of the agreement for the Company’s President is three years. Commencing on the first anniversary of the agreement, the term of the President’s agreement is reduced to 24 months. These agreements also provide salary and bonus payment, and medical and dental benefit continuation in the event of termination of employment under certain circumstances, including a change-of-control (as defined in each agreement) of the Company or the Bank.

The Company and the Bank have has also entered into change-of-control agreements with certain other senior executives of the Bank. These agreements provide assurances to these executives regarding the continued payment of salary, bonus and benefits for a period of time in the event of a change in control of the Company or the Bank.
The proposed merger agreement between Legacy Bancorp, Inc. and Berkshire Hills Bancorp, Inc., as disclosed in the Company’s current report on Form 8-K filed on December 22, 2010, will result in a change of control.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
14. MINIMUM REGULATORY CAPITAL REQUIREMENTS
The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimal capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. Prompt corrective action provisions are not applicable to savings and loan holding companies. The Company will provide notification to its primary regulator in connection with any dividend declaration and did so in connection with the dividend declared on March 9, 2011.
Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). As of December 31, 2010 and 2009, the Bank met the capital adequacy requirements.
As of December 31, 2010 and 2009, Legacy Banks met the condition to be classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risked-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The capital ratios and requirements for the Bank follow:

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
14. MINIMUM REGULATORY CAPITAL REQUIREMENTS (concluded)

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010:

Total capital to risk weighted assets	$72,341	12.0%	$48,249	8.0%	$60,311	10.0%
Tier 1 capital to risk weighted assets	64,754	10.7	24,124	4.0	36,187	6.0
Tier 1 capital to average assets	64,754	7.2	36,155	4.0	45,194	5.0

December 31, 2009:

Total capital to risk weighted assets	$81,484	12.3%	$52,824	8.0%	$66,030	10.0%
Tier 1 capital to risk weighted assets	72,811	11.0	26,412	4.0	39,618	6.0
Tier 1 capital to average assets	72,811	8.0	36,232	4.0	45,290	5.0
A reconciliation of the Company’s year-end total stockholders’ equity to the Bank’s regulatory capital is as follows:

	12/31/2010	12/31/2009
Total stockholders’ equity per consolidated financial statements	$111,559	$121,367

Adjustments for Bank Tier 1 capital:
Holding company equity adjustment	(19,846)	(28,982)
Net unrealized (gains) losses on available- for- sale securities	47	(1,063)
Unrecognized net actuarial loss and prior service costs	169	361
Net unrealized losses on equity securities	—	—
Disallowed deferred tax assets	(12,729)	(6,951)
Disallowed goodwill and intangible assets and other adjustments	(14,446)	(11,921)

Total Bank Tier 1 capital	64,754	72,811

Adjustments for total capital:
Allowed unrealized gains on equity securities	27	380
Includable allowances for loan and commitment losses	7,560	8,293

Total Bank capital per regulatory reporting	$72,341	$81,484

The principal source of revenue for the Holding Company is dividends received from the Bank as well as interest from short-term investment securities. The Bank cannot pay any dividends that would cause it to have insufficient capital under regulatory guidelines.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
15. EMPLOYEE BENEFIT PLANS

Defined contribution plan
The Company has a 401(k) plan whereby each employee reaching the age of 21 and having completed three months of service, beginning with such employee’s date of hire, automatically becomes a participant in the plan. The plan provides for voluntary contributions by participating employees up to 75% of their compensation, subject to certain limitations. The Company matches up to 100% of the first 5% contributed by the employee after 1 year of service. Participants become fully vested in the Company paid portion after five years of service. Total defined contribution plan expense for the years ended December 31, 2010, 2009 and 2008 amounted to $371, $375, and $353 respectively.

Supplemental executive plans
The Bank adopted a Supplemental Executive Retirement Plan (SERP) in 2004 for the benefit of the Company’s Chief Executive Officer (CEO) and Chief Operating Officer (COO) which provides for monthly benefits upon retirement, subject to certain limitations as set forth in the Plan. The present value of these future benefits is accrued over the executives’ required service periods. On January 1, 2008 the COO retired and became fully vested in his SERP. The Company and the COO entered into a Separation Agreement and General Release dated as of November 5, 2007 pursuant to which the COO received cash severance equal to $138 on January 1, 2008 and a lump sum payout related to his SERP agreement equal to $951 in 2008. For the year ended December 31, 2010, the Company recorded a net benefit of $124 while the expense for the years ended December 31, 2009, and 2008 amounted to $138 and $419, respectively.
As part of its investment in Bank-Owned Life Insurance (BOLI), the Bank has agreements in place with 26 current employees and directors by which the employee’s named beneficiary will receive a portion of the proceeds from the policy in the event of the death of the employee. The named beneficiary will receive $100 if the employee dies while still employed by the Bank. Upon retirement from the Bank, the post-retirement benefit to the named beneficiary decreases to $5 until the employee’s 85th birthday, at which time the benefit is discontinued. This benefit is also discontinued if employment with the Bank is terminated for cause. The Bank has fully accrued the estimated liability related to these policies as of December 31, 2010.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
15. EMPLOYEE BENEFIT PLANS (continued)

Employee Stock Ownership plan
As part of the mutual to stock conversion in 2005, the Bank established an Employee Stock Ownership (“ESOP”) Plan. The plan awards shares of the Company’s common stock to eligible employees primarily based on their compensation. The Company contributed funds to a subsidiary to enable it to grant a 15-year loan to the ESOP to enable it to purchase shares of the Company’s common stock in the open market following completion of the offering. The ESOP completed its open market purchases of 824,688, shares or 8% of the 10,308,600 shares outstanding on that date. This plan is a tax-qualified retirement plan for the benefit of all eligible Company employees.
On July 26, 2010, the Company announced that the Board of Directors of the Company and the Bank had voted to terminate the ESOP Plan effective August 1, 2010. The Bank has filed a request for a favorable determination letter with the Internal Revenue Service on the tax-qualified status of the Plan on termination. On and after termination of the Plan, no further contributions will be made on the outstanding Plan loan. Contributions made in 2010 released 27,038 additional shares from the unallocated stock fund. In connection with the termination of the Plan and upon receipt of the favorable determination letter from the Internal Revenue Service, it is anticipated that the Plan Trustee will transfer approximately 522,755 shares to LB Funding Corp., a wholly-owned subsidiary of the Company, to satisfy the Plan loan which has an outstanding principle balance of $7.7 million as of December 31, 2010. Upon such transfer, the 522,755 shares would be treated as treasury stock. If the shares in the unallocated stock fund are insufficient to repay the outstanding loan in full, the Company intends to forgive the remaining balance, subject to Internal Revenue Service approval.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
15. EMPLOYEE BENEFIT PLANS (continued)
Employee Stock Ownership plan (concluded)
Shares held by the ESOP include the following:

	December 31,
	2010	2009

Allocated	258,398	245,167
Unallocated	522,755	549,793

	781,153	794,960

Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. The fair value of unallocated shares was approximately $6.9 million and $5.3 million at December 31, 2010 and 2009, respectively. Unallocated ESOP shares are not considered outstanding for calculating net income per common share. Unearned compensation attributable to such shares is reflected as a reduction in stockholders’ equity in the balance sheet. As ESOP shares are earned by participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2010, 2009 and 2008 was $257, $572,and $703, respectively.
Director fee continuation plan
The Company has established an unfunded director fee continuation plan which provides certain benefits to all eligible non-employee members of the boards of directors of the Company and Bank upon retirement. Information pertaining to the activity in the plan follows:

	December 31,
	2010	2009
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,803	$1,719
Interest cost	99	99
Service cost	98	92
Actuarial gain	(178)	(68)
Benefits paid	(76)	(39)

Benefit obligation accrued at end of year	1,746	1,803

Accumulated benefit obligation	$1,668	$1,697

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
15. EMPLOYEE BENEFIT PLANS (concluded)
Director fee continuation plan (concluded)
The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2010	2009
Discount rate	5.50%	5.50%
Rates of fee increase	5.00%	5.00%
The components of net periodic cost are as follows:

	Years Ended December 31,
	2010	2009	2008
Service Cost	$98	$92	$85
Interest Cost	99	99	92
Amortization of prior service cost	145	145	145
Actuarial loss	3	19	44

	$345	$355	$366

The assumptions used to determine net periodic cost are as follows:

	Years Ended December 31,
	2010	2009	2008
Discount rate	5.50%	5.75%	6.00%
Rates of fee increase	5.00%	5.00%	5.00%
16. POSTRETIREMENT HEALTH AND LIFE INSURANCE BENEFITS
The Company has provided certain health and dental care and life insurance benefits for certain retired employees. The components of net periodic postretirement costs follows:

	Years Ended December 31,
	2010	2009	2008
Interest cost on projected benefits	$38	$38	$39
Recognized net actuarial loss	12	7	5
Net amortization of transition obligation and prior service cost	(1)	(1)	(1)

	$49	$44	$43

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
16. POSTRETIREMENT HEALTH AND LIFE INSURANCE BENEFITS (concluded)

The following table sets forth the components of the accrued postretirement benefit obligation recognized in the Company’s consolidated balance sheets:

	December 31,
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$699	$661
Interest cost	38	38
Actuarial gain	28	66
Benefits paid	(71)	(66)

Benefit obligation at end of year	$694	$699

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was an average of 5% at December 31, 2010, 2009 and 2008. The assumed discount rate used in determining the accumulated postretirement benefit obligation was an average of 5.50% at December 31, 2010, 5.75% at December 31, 2009 and 6.00% at December 31, 2007, respectively. The health care cost trend rate assumption has an effect on the amount reported; as an example a 1% increase in health care costs would have the following effects:

	1% decrease	1% increase
Effect on total of service and interest cost components for 2010	$(2)	$3
Effect on the postretirement benefit obligation as of December 31, 2010	(39)	43
Subsequent to December 31, 2010, the Company terminated all postretirement health and life insurance benefits to all eligible retirees. The termination will result in the reversal of all remaining accrued costs, net of any termination and settlement costs, in the first quarter of 2011.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
17. EQUITY INCENTIVE PLAN

Stock options
Under the Company’s 2006 Equity Incentive Plan, approved by the Company’s shareholders on November 1, 2006, the Company may grant options to its directors, officers and employees for up to 1,030,860 shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the 2006 Plan. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is 10 years. The vesting period is approximately five years from the date of grant, with vesting at 20% per year. Vesting is accelerated upon a change of control (see Note 13). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For Options Granted in
	Years Ended December 31,
	2010	2008	2007
Fair value	$1.92	$2.90	$2.85
Expected dividends	2.57%	1.13%	1.24%
Expected term (years)	6.50	6.50	6.50
Expected volatility	30.81%	16.44%	15.90%
Risk-free interest rate	1.98%	3.02%	3.88%
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
A summary of options under the 2006 Plan as of December 31, 2010, and changes during the year then ended, is presented below:

			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise Price Per	Contractual Term	Intrinsic
	Shares	Share	(in years)	Value
Outstanding at January 1, 2010	803,480	$15.80	7.1
Granted	20,000	7.77	9.8
Forfeited	(112,770)	15.64

Outstanding at December 31, 2010	710,710	$15.60	6.2	$111

Exercisable at December 31, 2010	402,104	$15.89	6.1	$2

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
17. EQUITY INCENTIVE PLAN (concluded)
Stock options (concluded)

Share-based compensation expense applicable to the Plan was $280, $474 and $784 for the years ended December 31, 2010, 2009 and 2008, respectively. The recognized tax benefit related to this expense for these years was approximately $66, $111 and $191, respectively. As of December 31, 2010, unrecognized stock-based compensation expense related to nonvested options amounted to $409. This amount is expected to be recognized over a weighted average period of 1.2 years.

Stock awards
Under the Company’s 2006 Equity Incentive Plan approved by the Company’s shareholders on November 1, 2006, the Company may grant stock awards to its directors, officers and employees for up to 412,344 shares of common stock. The stock awards vest at 20% per year. Vesting is accelerated upon a change of control (see Note 13). The fair market value of the stock allocations, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized using the straight-line method over the applicable vesting period. The Company recorded compensation cost related to stock awards of approximately $878, $843 and $840 for the years ended December 31, 2010, 2009 and 2008, respectively, and the recognized tax benefit related to this expense was approximately $350, $337 and $335, respectively.
A summary of the Company’s nonvested stock awards is presented below for the year ended December 31, 2010:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Balance at beginning of year	218,790	$15.25
Granted	10,000	7.77
Vested	(69,900)	16.01
Forfeited	(7,420)	16.03

Balance at end of year	151,470	$14.37

As of December 31, 2010, there was approximately $973 of total unrecognized compensation cost related to nonvested stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
18. CEO INDUCEMENT PLAN

Stock options
In 2010 the Company granted non-qualified options for 25,000 of common stock as part of its Chief Executive Officer (CEO) Inducement Plan as contemplated by the Employment Agreement between the CEO of the Bank and the Company and Bank. The exercise price of each option is equal to the market price of the Company’s stock on the date of grant and the maximum term of each option is 10 years. The vesting period is approximately five years from the date of grant, with vesting at 20% per year. Vesting is accelerated upon a change of control (see Note 13). The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

For Options Granted
In Years Ended
December 31, 2010
Fair value	$2.54
Expected dividends	2.16%
Expected term (years)	6.50
Expected volatility	30.32%
Risk-free interest rate	2.90%
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
The Company is employing an accelerated method of expense recognition for options, whereby compensation cost is measured on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards. A summary of options under the Plan as of December 31, 2010, and changes during the year then ended, is presented below:

Weighted Average
		Weighted Average	Remaining
		Exercise Price Per	Contractual Term	Aggregate Intrinsic
	Shares	Share	(in years)	Value
Outstanding at January 1, 2010	—	$—	—	$—
Granted	10,000	9.24	10.0
Forfeited or expired	—	—

Outstanding at December 31, 2010	10,000	$9.24	9.4	$98

Exercisable at December 31, 2010	—	$—	—	$—

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
18. CEO INDUCEMENT PLAN (concluded)
Stock options (concluded)

Share-based compensation expense applicable to the Plan was $20 for the year ended December 31, 2010. The recognized tax benefit related to this expense for these years was approximately $8. As of December 31, 2010, unrecognized stock-based compensation expense related to nonvested options amounted to $44. This amount is expected to be recognized over a weighted average period of 1.9 years.

Stock awards
Under the CEO Inducement Plan, the Company granted time-based stock awards to its new Bank CEO for 10,000 shares of common stock. The stock awards vest at 20% per year on the anniversary date of the grant. Vesting is accelerated upon a change of control (see Note 13). The fair market value of the stock allocations, based on the market price at the date of grant, is recorded as unearned compensation. Unearned compensation is amortized using the straight-line method over the applicable vesting period. The Company recorded compensation cost under this plan related to stock awards of approximately $12 for the year ended December 31, 2010 and the recognized tax benefit related to this expense was approximately $5.
A summary of the status of the Company’s stock nonvested awards under this plan is presented below for the year ended December 31, 2010:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Balance at beginning of year	—	$—
Granted	10,000	9.31
Vested	—	—
Forfeited	—	—

Balance at end of year	10,000	$9.31

As of December 31, 2010, there was approximately $80 of total unrecognized compensation cost related to nonvested time-based stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.
Under the Plan, the Company also granted performance-based stock awards to its new CEO for up to 40,000 shares of common stock. The stock awards vest pending the Company’s financial performance as compared to a pre-established group of peer banks. Compensation expense related to these awards is amortized using the straight-line method over the applicable vesting period. The Company recorded compensation cost under this plan related to stock awards of approximately $80 for the year ended December 31, 2010 and the recognized tax benefit related to this expense was approximately $32.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
19. RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has granted loans to directors and executive officers and their affiliates. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. All loans to directors and executive officers of the Company and their affiliates are performing in accordance with the contractual terms of the loans as of December 31, 2010 and 2009.
An analysis of activity of such loans on an individual basis to directors and executive officers of the Company and their affiliates is as follows:

	Years Ended December 31,
	2010	2009
Balance at beginning of year	$3,668	$2,807
Additions/change in status	(192)	1,778
Repayments	(130)	(917)

Balance at end of year	$3,346	$3,668

20. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES
Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any time is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. The Bank would obtain the approval of the Massachusetts Commissioner of Banks if it were to declare a cash dividend from net profits to the Company.
At December 31, 2010, the Bank’s retained earnings available for the payment of dividends was approximately $44,816. Accordingly, $46,897 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2010. Funds available for loans or advances by the Bank to the Company amounted to approximately $4,482.
The Company’s payment of dividends is subject to certain legal and regulatory restrictions. The Company’s primary federal regulator may also impose additional restrictions on the payment of dividends. The Company will provide notification to its primary regulator in connection with any dividend declaration and did so in connection with the dividend declared on March 9, 2011.

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

Securities available for sale — The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities. Securities measured at fair value in Level 2 are based on unadjusted independent market-based prices received from a third-party pricing service who utilizes pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include debt and mortgage-backed securities issued by government-sponsored enterprises including Federal Home Loan Mortgage Corporation (FHLMC) Federal National Mortgage Association (FNMA) and Government National Mortgage Association (GNMA) bonds, municipal bonds and corporate and other securities. The Company does not have any available-for-sale securities measured at fair value in Level 3 as of December 31, 2010 or 2009.

Federal Home Loan Bank stock — The fair value is based upon the redemption value of the stock which equates to its carrying value.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
21. FAIR VALUE OF ASSETS AND LIABILITIES (continued)
Determination of Fair Value (continued)
Restricted equity securities and other investments — The carrying value of restricted equity securities represents redemption value and, therefore, approximates fair value. The fair value of other non-marketable equity securities is estimated based on consideration of credit exposure. Investments measured at fair value in level 3 include the Bank’s investment in certain real estate partnerships, the values of which are based on an analysis of the financial statements of the partnerships and underlying real estate projects, and adjusted by management to recognize unobservable inputs for specific characteristics of the investments, including, but not limited to, the investments’ liquidity and marketability, the Bank’s ownership percentage, and the nature and type of underlying investments within the funds.

Loans receivable — For values for certain mortgage loans (e.g., one-to-four family residential) are based on quoted market prices of similar loans sold in conjunction with securitization transactions adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans and consumer loans) are estimated using discounted cash flow analyses using market interest rates currently being offered for loans and similar terms to borrowers of similar credit quality. Non-performing loans are assumed to be carried at current fair value.

Deposit liabilities — The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of certificates of deposit (CD) originated by the company are valued using a replacement cost funds approach and are discounted to a 12 district FHLB average curve. Fair values for brokered time deposits are also valued using a replacement cost of funds approach and are discounted to the brokered CD curve.

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

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
21. FAIR VALUE OF ASSETS AND LIABILITIES (continued)
Assets Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis are summarized below:

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
Assets
Debt Securities:
Government-sponsored enterprises	—	131,624	—	131,624
Municipal bonds	—	3,145	—	3,145
Corporate bonds and other obligations	—	402	—	402
GSE residential mortgage-backed	—	6,594	—	6,594
U.S. Government guaranteed residential mortagage-backed	—	42,967	—	42,967
Common stock	956	—	—	956

Securities available for sale	956	184,732	—	185,688

Total assets	956	184,732	—	185,688

	December 31, 2009
	Level 1	Level 2	Level 3	Fair Value
Assets
Debt Securities:
Government-sponsored enterprises	$—	$79,976	$—	$79,976
Municipal bonds	—	17,875	—	17,875
Corporate bonds and other obligations	—	1,351	—	1,351
GSE residential mortgage-backed	—	30,503	—	30,503
U.S. Government guaranteed residential mortagage-backed	—	33,636	—	33,636
Common stock	4,085	—	—	4,085

Securities available for sale	4,085	163,341	—	167,426

Total assets	$4,085	$163,341	$—	$167,426

Assets Measured at Fair Value on a Non-Recurring Basis
The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2010 and 2009. The loss represents the amount of write-down recorded during 2010 and 2009 on the assets at December 31, 2010 and 2009, respectively.

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
21. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Assets Measured at Fair Value on a Non-Recurring Basis

				Year Ended
				December 31, 2010
	December 31, 2010			Total
	Level 1	Level 2	Level 3	Loss
Assets
Impaired loans	$—	$—	$10,819	$(6,654)
Other investments	—	—	3,815	(3,828)
Foreclosed assets	—	—	2,216	(275)

Total assets	$—	$—	$16,850	$(10,757)

				Year Ended
				December 31, 2009
	December 31, 2009			Total
	Level 1	Level 2	Level 3	Loss
Assets
Impaired loans	$—	$—	$18,230	$(3,972)
Other investments	—	—	4,397	(3,813)
Foreclosed assets	—	—	1,195	(80)

Total assets	$—	$—	$23,822	$(7,865)

Impaired loans: Certain impaired loans held for investment were written down to the fair value, less costs to sell, of the underlying collateral securing these loans of $10.8 million, resulting in a loss of $6.7 million for the year ended December 31, 2010, which was recognized in earnings through the provision for loan losses. The fair value of the collateral used by the Company represents that amount expected to be received from the sale of the property as determined by an independent, licensed or certified appraiser in accordance with Uniform Standards of Professional Appraisal Practice, using observable market data and discounted as considered necessary by management based on the date of valuation and new information deemed relevant to the valuation.
Other investments: The Bank maintains an equity investment in several commercial real estate funds. These funds invest in various types of commercial real estate throughout the country with the intent of generating an above-average rate of return. In 2010 these equity investments were deemed impaired and adjusted to fair value based on an analysis of the fund’s financial statements and underlying real estate projects. The values provided by the fund’s financial statements were adjusted by management to recognize unobservable inputs for specific characteristics of the investments, including, but not limited to, the investments’ liquidity and marketability, the Bank’s ownership percentage, and the nature and type of underlying investments within the funds. This adjustment is highly judgmental and resulted in a loss of $3.8 million for the year ended December 31, 2010 which was recognized through OTTI charges.
These investments are not redeemable, but are transferrable. The funds have limited remaining lives ranging from two to seven years (2012 — 2017) over which the underlying assets are expected to be liquidated by the funds management. Further information related to the funds as of December 31, 2010 is as follows:

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
21. FAIR VALUE OF ASSETS AND LIABILITIES (concluded)

Summary of Fair Value of Financial Instruments

	Fund A	Fund B	Fund C	Fund D	Total
Anticipated final fund liquidation and distribution	2012	2014	2012	2017

Estimated fair value	$—	1,077	756	1,982	$3,815

Potential unfunded capital calls	$955	949	1,678	705	$4,287

Ownership % of fund	1.30%	0.79%	1.88%	4.08%
Foreclosed assets: Certain properties in foreclosed assets were adjusted to fair value less costs to sell through either the provision for loan losses or other expenses as a loss on other real estate owned. The fair value of foreclosed assets is that amount expected to be received from the sale of the property as determined by an independent, licensed or certified appraiser in accordance with Uniform Standards of Professional Appraisal Practice, using observable market data. If necessary, these appraised values were adjusted by management to recognize unobservable inputs for specific characteristics of the properties.
The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$27,092	$27,092	$40,155	$40,155
Securities available for sale	185,688	185,688	167,426	167,426
Securities held to maturity	97	97	97	97
Federal Home Loan Bank of
Boston stock	10,932	10,932	10,932	10,932
Savings Bank Life Insurance stock	1,709	1,709	1,709	1,709
Other investments	3,905	3,905	4,552	4,552
Loans and loans held for sale	610,941	626,967	653,334	656,978
Accrued interest receivable	2,631	2,631	3,306	3,306

Financial liabilities:
Deposits	685,245	691,501	651,378	656,038
Repurchase agreements	5,329	5,329	6,386	6,386
FHLB advances	105,388	112,882	160,352	167,331
Mortgagors’ escrow accounts	1,211	1,211	1,058	1,058

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
22. PARENT COMPANY-ONLY CONDENSED FINANCIAL STATEMENTS
The condensed year end financial statement information pertaining only to the parent, Legacy Bancorp, Inc., is as follows:
BALANCE SHEETS

	December 31,
	2010	2009
Cash and cash equilavents	$498	$3,148
Securities at fair value	12,063	18,258
Investment in common stock of Legacy Banks	91,713	92,384
Investment in common stock of LB Funding Corp.	6,609	7,006
Accrued interest receivable	41	117
Other assets	2,022	1,797

Total Assets	$112,946	$122,710

Deferred tax liability	$1,234	$1,239
Accrued expenses and other liabilties	153	104
Stockholder’s equity	111,559	121,367

Total Liabilities and Stockholders’ Equity	$112,946	$122,710

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
Income:
Interest on securities	$436	$888	$1,019
Interest on cash and short-term investments	—	2	96
Gain (loss) on sales of securities	109	(1,603)	41

Total Income	545	(713)	1,156
Operating expenses	988	1,052	1,022

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(443)	(1,765)	134
Income tax provision (benefit)	(151)	(66)	50

Income (loss) before equity in income (loss) of subsidiaries	(292)	(1,699)	84
Equity in undistributed income (loss) of Legacy Banks	(7,761)	(6,432)	1,005
Equity in undistributed income of LB Funding	157	333	355

Net income (loss)	$(7,896)	$(7,798)	$1,444

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
22. PARENT COMPANY-ONLY CONDENSED FINANCIAL STATEMENTS (Concluded)
       CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(7,896)	$(7,798)	$1,444
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization (accretion) of securities	57	34	(67)
(Gain) loss on sales of securities, net	(109)	1,603	(41)
Equity in undistributed (income) loss of Legacy Banks	7,761	6,432	(1,005)
Equity in undistributed income of LB Funding Corp.	(157)	(333)	(355)
Share-based compensation expense	1,272	1,317	1,624
Deferred tax provision (benefit)	5	(611)	1,093
Net change in:
Accrued interest receivable	76	8	94
Other assets	(218)	(579)	(514)
Accrued expenses and other liabilities	45	1,137	56

Net cash provided by operating activities:	836	1,210	2,329

Cash flows from investing activities:
Activities in available-for-sale securities:
Sales	7,746	8,466	12,028
Maturities, prepayments and calls	20,136	12,195	16,854
Purchases	(21,675)	(22,067)	(23,226)
Equity investment in Legacy Banks	(7,750)	—	—

Net cash provided (used) by investing activities:	(1,543)	(1,406)	5,656

Cash flows from financing activities:

Payment of dividends on common stock	(1,605)	(1,603)	(1,612)
Payment of loan from LB Funding	554	1,109	1,109
Repurchase of common stock	(892)	(696)	(6,117)
Other, net	—	—	—

Net cash used by financing activities:	(1,943)	(1,190)	(6,620)

Net change in cash and cash equivalents	(2,650)	(1,386)	1,365
Cash and cash equivalents at beginning of year	3,148	4,534	3,169

Cash and cash equivalents at end of year	$498	$3,148	$4,534

LEGACY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in Thousands)
23. QUARTERLY DATA (UNAUDITED)
Quarterly results of operations for the years ended December 31, 2010 and 2009 are as follows:

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$9,675	$10,198	$10,437	$10,654	$10,930	$11,364	$11,587	$11,937
Interest expense	3,375	3,596	3,688	3,898	4,275	4,420	4,675	4,978

Net interest income	6,300	6,602	6,749	6,756	6,655	6,944	6,912	6,959
Provision for loan losses	2,118	2,174	3,756	2,421	2,548	101	1,506	728
Non-interest income	(2,470)	1,982	2,631	1,049	(2,313)	(2,204)	198	(294)
Non-interest expenses	8,469	7,635	7,765	7,173	7,135	6,970	7,650	7,077
Provision (benefit) for income taxes	(2,260)	(446)	(765)	(545)	(1,526)	(633)	(553)	(348)

Net income (loss)	$(4,497)	$(779)	$(1,376)	$(1,244)	$(3,815)	$(1,698)	$(1,493)	$(792)

Basic earnings (loss) per share	$(0.57)	$(0.10)	$(0.17)	$(0.15)	$(0.48)	$(0.21)	$(0.19)	$(0.10)
Diluted earnings (loss) per share	$(0.57)	$(0.10)	$(0.17)	$(0.15)	$(0.48)	$(0.21)	$(0.19)	$(0.10)
Results for all four quarters of 2010 were impacted by significant provisions for loan losses. The fourth quarter of 2010 was also negatively impacted by charges related to the write down of value of certain investments deemed to be other-than-temporarily impaired as well as a charge on the prepayment of approximately $34.7 million of advances from the Federal Home Loan Bank. Furthermore, the Company incurred additional tax expense in 2010 as a result of the establishment of deferred tax valuation reserve against the amount of capital loss carryforwards.
Results for the fourth quarter of 2009 were significantly impacted by charges related to the writedown of value of certain investments deemed to be other-than-temporarily impaired, as well as higher provisions for loan losses and FDIC insurance expense. All quarters of 2009 were also impacted by the opening of a new branch office in Latham, NY in January and the acquisition of a full service branch location in Haydenville, MA in March. The fourth quarter of 2009 was also impacted by the loss on the sale of the remaining portfolio of non-agency mortgage-backed securities. Furthermore, the Company incurred additional tax expense in the fourth quarter of 2009 as a result of a reevaluation of the realizability of the deferred tax benefit resulting from the contribution of 763,600 shares of common stock to The Legacy Banks Foundation (the “Foundation”) in 2005, and the establishment of deferred tax valuation reserve against the amount of capital loss carryforwards.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report dated March 16, 2011. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.
Item 9b. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information concerning the executive officers and directors of the Company, the Company’s audit committee and the audit committee financial input will be included in a Form 10-K/A, which will be filed within 120 days of the end of our fiscal year ended December 31, 2010 and is incorporated herein by reference.
The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. For information regarding the Company’s Code of Conduct, see “Exhibit 14 — Code of Ethics”.
Item 11. Executive Compensation
Information required by this item will be included in a Form 10-K/A, which will be filed within 120 days of the end of our fiscal year ended December 31, 2010 and is incorporated herein by reference.
Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters
(a)	Security Ownership of Certain Beneficial Owners

Information required by this item will be included in a Form 10-K/A, which will be filed within 120 days of the end of our fiscal year ended December 31, 2010 and is incorporated herein by reference.

(b)	Security Ownership of Management

Information required by this item will be included in a Form 10-K/A, which will be filed within 120 days of the end of our fiscal year ended December 31, 2010 and is incorporated herein by reference.

(c)	Changes in Control

On December 21, 2010, the Company and Berkshire Hills Bancorp, Inc. (“Berkshire”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into Berkshire, with Berkshire as the surviving corporation (the “Merger”). The Merger Agreement is on file with the Securities and Exchange Commission as an exhibit to the Current Report on Form 8-K filed by the Company on December 22, 2010.

(d)	Equity Incentive Plan Information

The following table sets forth information, as of December 31, 2010, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company.

			Number of securities
			remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding	plans (excluding
	of outstanding options,	options, warrants	securities reflected in the
Plan category	warrants and rights	and rights	first column)
Equity compensation plans approved by security holders	710,710	$15.60	320,150

Equity compensation plans not approved by security holders	25,000	$9.24	—

Total	735,710	$15.39	320,150

Item 13. Certain Relationships And Related Transactions, and Director Independence
The information required by this item will be included in a Form 10-K/A, which will be filed within 120 days of the end of our fiscal year ended December 31, 2010 and is incorporated herein by reference.
Item 14. Principal Accountant Fees And Services
The information required by this item will be included in a Form 10-K/A, which will be filed within 120 days of the end of our fiscal year ended December 31, 2010 and is incorporated herein by reference.

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

Date: March 16, 2011	/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons behalf of the registrant and in the capacities and on the dates indicated.

LEGACY BANCORP, INC.
Date: March 16, 2011	/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: March 16, 2011	/s/ Paul H. Bruce
Paul H. Bruce
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 16, 2011	/s/ Patrick J. Sullivan
Patrick J. Sullivan
President

Date: March 16, 2011	/s/ Eugene A. Dellea
Eugene A,. Dellea
Director

Date: March 16, 2011	/s/ David L. Klausmeyer
David L. Klausmeyer
Director

Date: March 16, 2011	/s/ Barton D. Raser
Barton D. Raser
Director

Date: March 16, 2011	/s/ Anne W. Pasko
Anne W. Pasko
Director

Date: March 16, 2011	/s/ Robert B. Trask
Robert B. Trask
Director

Date: March 16, 2011	/s/ Dorothy B. Winsor
Dorothy B. Winsor
Director

INDEX TO EXHIBITS

2.1	Amended and Restated Plan of Conversion (1)

3.1	Certificate of Incorporation of Legacy Bancorp, Inc.(1)

3.2	Bylaws of Legacy Bancorp, Inc. (as amended)(1)

10.1	Legacy Banks ESOP Trust Agreement(2)

10.2	ESOP Plan Document(2)

10.3	ESOP Loan Documents(2)

10.4.1	Employment Agreement between Legacy Banks and J. Williar Dunlaevy(2)

10.4.2	Employment Agreement between Legacy Banks and Michael A. Christopher(2)

10.4.3	Employment Agreement between Legacy Banks and Steven F. Pierce(2)

10.4.4	Employment Agreement between Legacy Banks and Stephen M. Conley(2)

10.4.5	Employment Agreement between Legacy Banks and Richard M. Sullivan(2)

10.5.1	Employment Agreement between Legacy Bancorp, Inc. and J. Williar Dunlaevy(2)

10.5.2	Employment Agreement between Legacy Bancorp, Inc. and Michael A. Christopher(2)

10.5.3	Employment Agreement between Legacy Bancorp, Inc. and Steven F. Pierce(2)

10.5.4	Employment Agreement between Legacy Bancorp, Inc. and Stephen M. Conley(2)

10.5.5	Employment Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan(2)

10.5.6	Separation Agreement and General Release dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher (4)

10.5.7	Separation Agreement and General Release dated as of December 21, 2007 between Legacy Bancorp, Inc., Legacy Banks and Stephen M. Conley (5)

10.5.8	Consulting Agreement dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher (4)

10.5.9	Purchase Agreement by and between First Niagara Bank and Legacy Banks dated as of July 25, 2007 (6)

10.5.10	Change In Control Agreement between Legacy Bancorp, Inc. and Paul H. Bruce (7)

10.5.11	Change In Control Agreement between Legacy Bancorp, Inc. and Kimberly A. Mathews (7)

10.5.12	Purchase Agreement by and between The Bank of Western Massachusetts and Legacy Banks dated as of December 15, 2008 (8)

10.5.13	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and J. Williar Dunlaevy (9)

10.5.14	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and Steven F. Pierce (9)

10.5.15	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and Richard M. Sullivan (9)

10.5.16	Amended and Restated Supplemental Executive Retirement Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and J. Williar Dunlaevy (9)

10.5.17	Employment Agreement effective as of April 1, 2010 by and between Legacy Bancorp, Inc., Legacy Banks and Patrick J. Sullivan (10)

10.5.18	Separation Agreement and General Release dated as of May 11, 2010 between Legacy Bancorp, Inc., Legacy Banks and Steven F. Pierce (11)

10.5.19	Change In Control Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan (12)

10.5.20	Definitive Merger Agreement between Legacy Bancorp, Inc. and Berkshire Hills Bancorp (13)

11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Part II, Item 8, “Financial Statements and Supplementary Data”

14.0	Code of Ethics

21.0	List of all subsidiaries of the Registrant

23.0	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Paul H. Bruce

32	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Registrants Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 filed October 27, 2005.

(2)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended.

(3)	Incorporated by reference from the Registrant’s Definitive Proxy Statement on Form DEF 14A filed September 28, 2006

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 5, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 21, 2007.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 25, 2007.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed October 30, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 16, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 25, 2008.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed March 4, 2010.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 11, 2010.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 1, 2010.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 22, 2010.