Form 10-K/A
period 2010-12-31
Legacy Bancorp, Inc.
filed 2011-04-29
CIK 1332199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

(Mark One)

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from               to
Commission file number 000-51525

LEGACY BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	20-3135053
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

99 North Street, Pittsfield, Massachusetts	01201
(Address of Principal Executive Offices)	(Zip Code)
(413) 443-4421
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock ($0.01 par value per share)	NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act:
NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☑ No
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company ☐ Yes   ☑ No
     Based upon the closing price of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $59,382,599.
     The number of shares of Common Stock outstanding as of March 10, 2011 was 8,631,732.

LEGACY BANCORP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K/A
AMENDMENT NO. 1
EXPLANATORY NOTE
     Legacy Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 16, 2011 (the “Initial Filing”), solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Annual Report by including information required by Part III (Items 10, 11, 12, 13 and 14).
     Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certificates required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act as Exhibits 31.1 and 31.2.
     Except as contained herein, this Amendment No. 1 does not modify or update disclosures contained in the Initial Filing. This Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing. As used in this Amendment No. 1, “Bank” refers to Legacy Banks, a wholly-owned subsidiary of the Company.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Background of Directors and Executive Officers
     Set forth below are the name and age of each of our current directors and executive officers and the positions held by him or her with us, his or her principal occupation and business experience during the last five years, and the year of the commencement of his or her term as a director or executive officer. Additionally, for each director, included below is information regarding the specific experience, qualifications, attributes and skills that contributed to the decision of the Board of Directors to nominate him or her for election as a director and the names of other publicly held companies of which he or she serves or has served as a director in the previous five years. No director or executive officer is related by blood, marriage or adoption to any other director or executive officer. Except as otherwise disclosed below, no director was selected as a director or nominee pursuant to any arrangement or understanding.
Directors
     Eugene A. Dellea, age 74, has served as the President of Fairview Hospital since 1999 and of the Hillcrest Campus of Berkshire Medical Center in Pittsfield, Massachusetts since 1981. Both of these entities are subsidiaries of Berkshire Health Systems. Mr. Dellea also serves as President of Berkshire Community College Foundation, the Hillcrest Foundation, and as a director of Hillcrest Education Center. Mr. Dellea is a prominent executive in Berkshire County and has strong ties to the local community. Mr. Dellea has served as a director of the Company since 2005 and as a director of the Bank since 1980.
     J. Williar Dunlaevy, age 64, is the Chief Executive Officer and Chairman of the Board of Legacy Bancorp and Legacy Banks. He has served in this capacity for Legacy Bancorp and Legacy Banks and for the predecessor of Legacy Bancorp since 1996. At the bank level he has served in this capacity since 1996 when the Bank’s name was City Savings Bank. The Bank changed its name to Legacy Banks in 2002 when Lenox Savings Bank merged into City Savings Bank. He has worked for Legacy Banks or its predecessors since 1969. Mr. Dunlaevy’s extensive banking experience and knowledge of local markets enhances the breadth of experience of the Board. Mr. Dunlaevy has served as a director of the Company since 2005 and as a director of the Bank since 1981.
     David L. Klausmeyer, age 71, is retired as a consultant and as a former Chief Executive Officer of Ivy Companies of Pittsfield, Massachusetts, a position he held from 1996 through 1997. He was also former President and Chief Executive Officer of Mead Specialty Paper, Lee, Massachusetts from 1982 to 1994. Mr. Klausmeyer has also served as a director of the Berkshire Life Insurance Company of America. Mr. Klausmeyer provides the Board with knowledge and understanding of the Berkshire County marketplace and has strong ties to the local community. Mr. Klausmeyer has served as a director of the Company since 2005 and as a director of the Bank since 1982.
     Anne W. Pasko, age 68, is retired from and formerly the owner of Pasko Frame & Gifts in Pittsfield, Massachusetts. She owned and operated Pasko Frame & Gifts since 1981, and retired in 2003. Ms. Pasko provides the Board with the experience and the perspective of a successful business owner in our markets. Ms. Pasko has been a director of the Company since 2005 and a director of the Bank since 1990.
     Barton D. Raser, age 46, is the co-owner and Vice President of Carr Hardware, with its headquarters located in Pittsfield, Massachusetts. Mr. Raser has served in this capacity since 1990. As a prominent business owner with strong ties to our local community, Mr. Raser enhances the Board with his knowledge of the Berkshire County economy and marketplace, as well as his experience with the day to day management and oversight of a successful retail/wholesale business. Mr. Raser has served as a director of the Bank since 2001.
     Patrick J. Sullivan, age 55, is President of the Company and President and Chief Executive Officer of the Bank, each effective April 1, 2010. Mr. Sullivan also serves as a director of the Bank. Mr. Sullivan has over 30 years of experience in the banking industry and has held a variety of executive and management positions. He most recently served as Executive Vice President and Managing Director of Corporate Banking for Sovereign, with responsibility for lending and associated products and sales activities across the Sovereign franchise. Mr. Sullivan joined Sovereign in June of 2000, serving as Managing Director of Commercial Lending and as CEO — New England, with responsibility for all commercial and community banking activities within those regions. Prior to joining Sovereign, Mr. Sullivan was President and Chief Executive Officer of Howard Bank in Burlington, Vermont. Mr. Sullivan brings extensive knowledge to the Board concerning the banking industry nationally and in Massachusetts, as well as day-to-day management and oversight of a highly successful banking operation.
     Robert B. Trask, age 64, is a private investor and a certified public accountant who was, prior to his retirement in 2005, the Chief Executive Officer and President of Country Curtains of Stockbridge, Massachusetts. Mr. Trask began working for Country Curtains in 1981. He became President in 1989 and was appointed Chief Executive Officer in 2002. He became a certified public accountant in 1971. As a certified public accountant, Mr. Trask provides knowledge and experience to the Board in areas such as financial statement preparation and reporting and serves as the Company’s Audit Committee Chair and Financial Expert. Mr. Trask has served as a director of the Company since 2005 and a director of the Bank since 1991.

     Dorothy B. Winsor, age 70, is the former owner and general manager of Eastover Resort, LLC, in Lenox, Massachusetts. She held various positions with this business since 1965 and owned the business from 1983 until 2010. Ms. Winsor provides the Board with the experience and the perspective of a successful business owner in our markets. Ms. Winsor has served as a director of the Company since 2005 and a director of the Bank since 1989.
Executive Officers
     Richard M. Sullivan, age 60, serves as the Senior Vice President to the Company and the Bank. Mr. Sullivan joined the Bank in 2001 as Vice President.
     Paul H. Bruce, age 46, is the Company’s Senior Vice President, Chief Financial Officer and Investor Relations Officer. Mr. Bruce joined the Bank in 2001, bringing over eight years of public accounting experience, having become a certified public accountant in 1990. Mr. Bruce manages the Finance and Accounting departments of the Bank and the Bank’s Asset & Liability Committee.
     Kimberly A. Mathews, age 39, serves as the Company’s Senior Vice President, General Counsel and Secretary. The majority of Ms. Mathews’ professional experience has been in Berkshire County, coming to the Company in 2006 as Vice President, General Counsel from Developer Finance Corporation where she served in a similar capacity since 2001.
     Steven F. Pierce, age 59, was the Company’s Executive Vice President and Chief Lending Officer. Mr. Pierce had 36 years of banking experience, having joined City Savings Bank in 1973. Beginning in 1973, Mr. Pierce held various management positions at the Company and the Bank, including overseeing consumer and residential mortgage lending as well as commercial lending. Mr. Pierce retired as Director, Executive Vice President and Chief Lending Officer of the Bank, effective June 30, 2010. In connection with his retirement, Mr. Pierce entered into a separation agreement with the Company and the Bank, described below in “Compensation Committee Activities in 2010.”
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These individuals are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.
     Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Company common stock during the fiscal year ended December 31, 2010.
Code of Conduct
     The Company has adopted a Code of Conduct that includes a code of ethics, as defined under the federal securities laws. The Code of Conduct is designed to promote the highest standards of ethical conduct by the Company’s directors, executive officers and employees. The Code of Conduct requires that the Company’s directors, executive officers and employees avoid conflicts of interest, including corporate opportunities for personal gain, avoid illegal or unethical compensation, employment or other business affiliations, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interests. In addition, the Code of Conduct prohibits disclosure of confidential information and insider trading. Under the terms of the Code of Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Conduct. A copy of the Code of Conduct can be found on the Company’s website (www.legacybanks.com).
     As a mechanism to encourage compliance with the Code of Conduct, the Company has established procedures to receive, retain and treat complaints regarding accounting, internal accounting controls and auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. The Code of Conduct also prohibits the Company from retaliating against any director, executive officer or employee who reports in good faith actual or apparent violations of the Code of Conduct.
Audit Committee
The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee consists of Anne W. Pasko, Barton D. Raser and Robert B. Trask, with Mr. Trask serving as Chair. The Board of Legacy Bancorp has determined that all members of this committee satisfy the independence requirements under current Securities and Exchange Commission rules and NASDAQ listing requirements. The Board has also determined that Mr. Trask qualifies as a financial expert in accordance with these rules and listing requirements.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview of Compensation Purpose, Philosophy and Process
     This section provides (i) a description of the structure and function of the Compensation Committee of our Board of Directors, (ii) a description of the objectives of our compensation program for executive officers named in the Summary Compensation Table below (our “executive officers”), (iii) a discussion of the design of our executive officer compensation program and (iv) a discussion of each material element of our executive officer compensation program and our rationale for choosing to make the payments listed in the tables following this section.
     The Compensation Committee’s executive compensation philosophy is that each executive officer’s total compensation, including base salary, short-term incentives, long-term equity incentives, benefits and perquisites should be within market competitive ranges and should be balanced to motivate attainment of short-term and long-term Company strategic objectives and individual objectives. The Compensation Committee believes that each executive officer’s base salary should reflect the officer’s role, responsibility, experience, performance and contribution to the success of the Company. The Compensation Committee considers “competitive” in connection with base salaries to mean within 15% above or below the market median of our custom proxy peer group (see “Use of Compensation Survey”). The Compensation Committee’s short-term and long-term incentive compensation programs are designed to drive performance by rewarding the attainment of the Company’s strategic goals and to provide management with an equity stake to align the interests of our officers with the interests of our stockholders.
Corporate Governance
Compensation Committee
     The Compensation Committee is responsible for administering our executive officer compensation program. The Compensation Committee determines salary levels and amounts of incentive compensation for executive officers, administers our 2006 Equity Incentive Plan, including approval of grants to executive officers and non-employee directors, and periodically reviews and approves all compensation decisions and programs relating to our executive officers. The Compensation Committee approves the compensation philosophy and objectives of the Company and the Bank and reviews all compensation components of the Company’s Chief Executive Officer and other executive officers, including base salary, annual incentive, long-term incentives/equity, benefits and other perquisites. In addition to reviewing competitive market values, the Compensation Committee examines total compensation mix, the pay-for-performance relationship and how elements in the aggregate comprise the executive’s total compensation package. The Compensation Committee is composed entirely of independent non-employee directors. The members of the Compensation Committee for fiscal 2010 were David L. Klausmeyer (Chairman), Eugene A. Dellea and Robert B. Trask.
Compensation Committee Charter
     The Compensation Committee’s Charter reflects the Committee’s responsibilities described above. The Charter is reviewed at least annually by the Compensation Committee and the Board of Directors. The text of the current charter can be found at www.legacybanks.com.
Compensation Consultant/Role of Management
     The Compensation Committee has authority under its charter to engage the services of independent third party experts to assist it in reviewing and determining executive officer compensation. Pursuant to this authority, the Compensation Committee engaged Pearl Meyer & Partners in 2010 to conduct comparative studies of our compensation for executive officers and members of our Board of Directors.
     Company management and outside advisors are invited to Compensation Committee meetings to provide their views on compensation matters. Company management participates in the process of determining senior officer compensation by making recommendations to the Compensation Committee, as requested by the Committee from time to time, regarding base salary adjustments, incentive plan awards and equity plan awards. Annually the Compensation Committee uses a survey of the Board of Directors to aid in its evaluation of Mr. Dunlaevy’s and Mr. Patrick Sullivan’s performance. In addition, each of Messrs. Dunlaevy and Patrick Sullivan provide a self-assessment of his performance to the Compensation Committee but does not participate in decisions relating to his compensation. The Compensation Committee makes a recommendation concerning Mr. Dunlaevy’s and Mr. Patrick Sullivan’s salary to the Board of Directors and the Board of Directors approves Mr. Dunlaevy’s and Mr. Patrick Sullivan’s salary.
Compensation Committee Activities in 2010
     The Compensation Committee met 7 times during the fiscal year ended December 31, 2010. The Company took several actions during fiscal 2010 to further adjust our executive officer compensation program to correspond to our status as a publicly traded stock institution and to create alignment with the interests of our stockholders. The Compensation Committee’s overall principle guiding executive compensation is to provide the Company’s executives with a competitive, performance-based compensation package to motivate executives to achieve the Company’s strategic goals, including financial and stockholder performance, by rewarding the attainment of those goals. As a result, the Compensation Committee considers not only the Company’s performance, but the individual executive’s attainment of both annual and long-term goals and objectives and pay-mix in determining each executive’s individual compensation package. The Compensation Committee believes that a portion of the executive’s total compensation should be at risk based on performance in order to motivate executives to achieve the Company’s strategic goals.
     Among other actions taken in 2010, the Compensation Committee engaged Pearl Meyer & Partners as compensation consultant to assess the competitiveness of its executive and Board total compensation program and to provide competitive guidelines for programs going forward. The Compensation Committee reviewed executive salaries, performance and competitive market values in February 2010 and recommended that base salaries remain at the same level for each of Messrs. Dunlaevy, Pierce and Bruce and Ms. Mathews. On April 13, 2010, Mr. Pierce announced his retirement from the Company, effective June 30, 2010. On September 1, 2010, Ms. Mathews annual base salary rate was reduced to $95,000 in connection with a reduction in hours to approximately 20 hours per week. The Committee also reviewed the Company’s Board and Board committee compensation structure and determined to make changes effective January 1, 2010. Based on information provided by Pearl Meyer & Partners, including bank peer group data, the Committee voted to reduce director compensation, effective January 1, 2010. These actions are further described below under “Director Compensation.”
     In recognition of the Compensation Committee’s “pay-for-performance” philosophy and consistent with our goal of trying to align the financial interests of our executives with the interests of our stockholders, the Compensation Committee determined that no payouts would be made under our Performance Incentive Plan for 2009 (payable in 2010) due to our “below threshold performance” for the net income metric, which was also the key plan trigger for funding the incentive pool. Due to the Compensation Committee’s desire to have the Performance Incentive Plan drive exceptional performance, the Compensation Committee and management in 2010 reviewed and considered the effectiveness of the Performance Incentive Plan. As a result, at the February 26, 2010 Compensation Committee meeting, the Compensation Committee approved a Balanced Scorecard design innovation that would use net income to determine the size of the Balanced Scorecard incentive compensation pool, and apply the Balanced Scorecard results to allocate the incentive pool. The performance incentive plan approved for 2010 (renamed the “Balanced Scorecard Plan”) was comprised of the following metrics:

Financial Perspective:	65% weighting

Net Income:	35% weighting
Efficiency Ratio:	15% weighting
Net Interest Margin:	15% weighting

Core Deposit Growth:	15% weighting

Quality:	20% weighting

Employee Engagement Survey:	5% weighting
Customer Satisfaction Survey:	5% weighting
Compliance Excellence:	10% weighting
     The trigger for a Balanced Scorecard Plan payout was 2010 net income of $3,000,000.
     Mr. Patrick Sullivan was hired in February 2010, effective April 1, 2010. Mr. Sullivan recommended that the Balanced Scorecard Plan be terminated and replaced with a pay-for-performance incentive compensation plan aligned with both the 2010 Profit Improvement Plan and shareholder interests. The 2010 Profit Improvement Plan was intended to promote the Company’s significant profit improvement. At the June 24, 2010 Compensation Committee meeting, the Compensation Committee agreed to rescind the

Balanced Scorecard Plan and approved the implementation of a revised discretionary variable incentive compensation plan (referred to as the “Special Bonus Program”) effective for the period July 1, 2010 — December 31, 2010, with any payout under the Special Bonus Program to be recommended by the CEO based on achievement against designated measurements and subject to approval of the Compensation Committee. Measurements of the Special Bonus Program included the following metrics:

Compliance:	20% weighting
Asset Quality:	20% weighting
Deposit Growth:	20% weighting
Expense Reduction:	20% weighting
Deposit Repricing:	20% weighting
     In connection with Mr. Patrick Sullivan’s engagement as chief executive officer, the Compensation Committee considered and adopted in 2010 a CEO compensation and inducement plan, the terms of which are reflected below under “Employment Agreements.”
     The Compensation Committee approved the termination of our tax-qualified Employee Stock Ownership Plan, effective August 1, 2010, as noted below in “Benefits.” The Compensation Committee engaged the law firm of Luse Gorman to assist in the termination process, including the submission to the U.S. Internal Revenue Service of a request for a favorable determination concerning the plan’s tax-qualified status upon termination.
     Upon the recommendation of the Compensation Committee, the Board on October 19, 2009 elected not to renew the Amended and Restated Employment Agreements dated as of November 20, 2008 by and between the Company, the Bank and Messrs. Pierce and Richard Sullivan. As previously disclosed, Mr. Pierce retired from the Company and the Bank on June 30, 2010. In connection with his retirement, Mr. Pierce entered into a Separation Agreement and General Release pursuant to which Mr. Pierce received cash compensation equal to $94,150 on or about June 30, 2010 and received a payment equal to $60,000 in January 2011, representing approximately 50% of Mr. Pierce’s future health care costs if he were to maintain comparable coverage up to age 65. The employment agreement for Mr. Richard Sullivan remained in place until November 20, 2010. On November 1, 2010 the Company and the Bank entered into a one-year Change in Control Agreement, effective as of October 26, 2010, with Mr. Richard Sullivan to replace his expiring employment agreement.
Objectives of Our Compensation Programs
     The Company has the following objectives for its executive officer compensation program:
•	Attract, retain, motivate and reward highly qualified and productive executives by providing overall compensation that is competitive with other institutions with which we compete for executive talent;

•	Motivate each individual to perform, to the best of his or her ability, in order to achieve targeted goals for the individual and the Company;

•	Improve Company performance, balancing risk-taking with fundamental concepts of safety and soundness;

•	Establish compensation levels that provide the greatest potential rewards for positions of greatest responsibility within a framework that is internally equitable; and

•	Analyze compensation, taking into account all compensation elements, to determine the appropriate mix of compensation that will drive performance by rewarding the attainment of the Company’s strategic goals and provide management with an equity stake to align the interests of our officers with the interests of our stockholders.
Compensation Program Design
Cash Compensation

     Current cash compensation consists of base salary and short-term incentive plan compensation under our Balanced Scorecard Plan and/or Special Bonus Program (collectively referred to hereafter as the “2010 Cash Bonus Plans”), which cover executive officers and other eligible Company employees. Our base salary levels for executive officers are intended to be competitive with our peer group to motivate individuals to discharge the responsibilities of their position and to reflect the officer’s role, responsibilities, experience, performance and contribution to the Company’s success. The Compensation Committee reviews and, where deemed appropriate, adjusts base salaries of senior officers annually with input from Messrs. Dunlaevy and Patrick Sullivan. In making these adjustments, the Compensation Committee takes into account individual and Company performance; the total current and potential compensation of a given officer based on review of a “tally-sheet” summary; the levels of compensation paid by institutions that compete with us for executive talent; and the relative level of compensation in comparison to other executive officers and to our employees. The base salary rate in effect as of December 31, 2009 for each of our executive officers was not increased by the Compensation Committee for 2010. Two of our executive officers, Messrs. Dunlaevy and Patrick J. Sullivan, have employment agreements with us and received base salary under those agreements, subject to annual review and adjustments. As noted above, the employment agreements for Messrs. Pierce and Richard Sullivan expired in 2010.
Use of Compensation Survey
     The Compensation Committee relies on peer group surveys prepared from time to time by its consultant Pearl Meyer & Partners to assess the competitiveness of the Company’s pay practices in the marketplace. The peer group data is used in combination with other supplemental published survey sources reflecting industry data for banks of similar size (financial institutions headquartered in the United States with assets between $800 million and $1.25 billion) and for banks in our region, as well as with information relating to individual and Company performance, to help the Compensation Committee make compensation decisions. Pearl Meyer & Partners selected a peer group and benchmarked the Company’s cash compensation (base salary plus annual cash incentive compensation) against this group. The peer group consisted of 23 publicly traded banks of similar asset size and/or regional location. The public bank peer group consisted of:
Berkshire Hills Bancorp, Inc.
Suffolk Bancorp
United Financial Bancorp, Inc.
Alliance Financial Corporation
Enterprise Bancorp, Inc.
Bar Harbor Bankshares
Wainwright Bank & Trust Company
Hingham Institution for Savings
LSB Corporation
Central Bancorp, Inc.
Hampden Bancorp, Inc.
Chicopee Bancorp, Inc
Arrow Financial Corporation
Bancorp Rhode Island, Inc.
Merchants Bancshares, Inc.
First Bancorp, Inc.
Westfield Financial, Inc.
Beacon Federal Bancorp, Inc.
New Hampshire Thrift Bancshares, Inc.
Wilber Corporation
Evans Bancorp, Inc.
New England Bancshares, Inc.
Salisbury Bancorp, Inc.
     Supplemental published industry survey sources also reviewed included the 2010 Pearl Meyer and Partners Banking Compensation Survey Report (Northeast), 2010 Watson Wyatt Financial Institutions Benchmark Survey and 2010 Amalfi Commercial Lending Compensation Survey Report.
Impact of Performance on Cash Compensation
     The Company implements our objective of relating pay to individual and Company performance by paying variable performance bonuses under our 2010 Cash Bonus Plans. The Special Bonus Program payments were based first on the level of Bank performance and second on the level of individual employee performance. Under the Special Bonus Program, for the period measuring July 1, 2010 — December 31, 2010, the Bank performance was measured against the following five aforementioned categories: (1) Asset Quality; (2) Expense Reduction; (3) Deposit Repricing; (4) Deposit Growth; and (5) Compliance. Once the discretionary incentive pool was approved by the Compensation Committee, the CEO made recommendations, subject to approval by the Compensation Committee, for allocation of such pool among the executive management team and other eligible employees based on individual contributions and results from 2010 performance evaluations. The results of this program during 2010 are discussed below under “Cash Incentive Awards.”
     In addition to the performance-based compensation paid under our 2010 Cash Bonus Plans, we may from time to time make discretionary cash bonus payments to rectify inequities or recognize outstanding performance. No discretionary cash bonus payments under the 2010 Cash Bonus Plans were made in 2010 other than a payment to Patrick Sullivan on December 31, 2010 in the gross amount of $50,000. Certain payments under the 2010 Cash Bonus Plans made in 2011 are discussed below under “Cash Incentive Awards.”
Equity Compensation
     Our stockholders approved our 2006 Equity Incentive Plan and the Compensation Committee made initial grants under the plan to our executive officers in November 2006. Each award granted is subject to service-based vesting over a five year period. The plan is intended to reward long-term commitment to the organization. The plan is also designed to provide management with an equity stake to create alignment with the interests of our stockholders.
     Due to the nature and size of the initial November 2006 awards under the plan and operating results for 2010, limited awards were granted to executive officers in 2010. No other awards were granted in 2010 to our executive officers named in the Summary Compensation Table below.
     As contemplated by Mr. Patrick Sullivan’s Employment Agreement with the Company and Legacy Banks, dated February 26, 2010 and effective April 1, 2010, Mr. Sullivan was granted 25,000 non-qualified stock options and 10,000 shares of restricted stock that vest at the rate of 20% per year over a five year period. These grants were not made under the 2006 Equity Incentive Plan and were not made subject to shareholder approval. The exercise price per share of the options is $9.24, the closing price of the Company’s stock on the grant date. In addition, Mr. Sullivan was granted up to 40,000 performance shares which may be earned upon the attainment of prescribed return on average equity benchmarks as compared to the Company’s peers.
     In connection with the merger of the Company with and into Berkshire Hills Bancorp, Inc. pursuant to the Agreement and Plan of Merger, dated as of December 21, 2010 between the Company and Berkshire Hills Bancorp, Inc. (the “Merger Agreement”), the Company amended and restated the Legacy Bancorp, Inc. 2006 Equity Incentive Plan, effective December 21, 2010, to delete Section 11, which otherwise would have resulted in the issuance of 51,774 additional shares of the Company’s common stock on a pro rata basis to those directors and employees of the Company who then held shares of restricted stock. The Merger Agreement provides that the plan will otherwise remain effective and be maintained by Berkshire as of the effective time of the Merger.
Elements of Compensation
Overview
     Our executive officer compensation program consists of the following elements: (1) base salary; (2) a performance-based annual cash bonus under our 2010 Cash Bonus Plans; (3) awards of stock options and restricted shares of Company common stock under our 2006 Equity Incentive Plan; (4) retirement benefits, including a supplemental retirement benefit plan for the Company’s Chief Executive Officer; and (5) perquisites for certain executive officers. The following describes the elements of compensation and provides information on our decisions regarding 2010 compensation.
Cash Incentive Awards
     The Company determines cash incentive awards in accordance with the guidelines established by the Compensation Committee. The Compensation Committee determines officers to whom awards are made and the total potential incentive compensation for each officer under the 2010 Cash Bonus Plans. In making these determinations, the Compensation Committee considers the responsibilities and grade classification of each officer; each officer’s performance and anticipated future contributions to the Company; and prevailing market compensation levels for similar positions at other banks as determined by the Pearl Meyer & Partners compensation study. The Compensation Committee also considers recommendations for award levels made by our Chief Executive Officer.
     Payouts under our Special Bonus Program are determined based on achievement of pre-established fiscal year targets for the five categories of strategic criteria described above under “Impact of Performance on Cash Compensation” in comparison to actual results (for financial measures) or goals (for other measures). The Compensation Committee approved 2010 targets at a level it believed to be challenging but achievable during 2010.
     The Special Bonus Program metrics for 2010 were: Asset Quality, Expense Reduction, Deposit Repricing, Deposit Growth and Compliance. Each financial target and non-financial goal was weighted based on the Compensation Committee’s determination of the relative importance of each target and goal to our overall performance. The specific targets differed for each metric and are set forth below, as well as actual 2010 results for each metric:

Metric	Target		Stretch1		Stretch2 (Maximum)		Actual 2010 Results
Asset Quality: (20%)
Delinquencies	2.4%		2.2%		2.0%		1.7	% (1)
Provision	$2.0	MM	$1.6	MM	$1.4	MM	$2.5	MM
Deposit Growth: (20%)	2.0%		2.5%		3.0%		2.0%
Expense Reduction: (20%)	$1.8	MM	$2.5	MM	$3.0	MM	$3.5	MM
Deposit Repricing: (20%)	$400	M	$450	M	$500	M	$1.2	MM
Compliance: (20%)	Pass/Fail — Trend Line Improvements						Pass

(1)	Inclusive of one-time $1.6 million loss on sale of portion of national real estate portfolio.
     Awards under the Special Bonus Program were based on the Bank performance against the following five aforementioned categories: (1) Asset Quality; (2) Expense Reduction; (3) Deposit Repricing; (4) Deposit Growth; and (5) Compliance. An incentive pool of $300,000 was approved by the Compensation Committee based on the results of the plan, and in December 2010 a supplemental bonus pool of $150,000 was approved. Based on recommendations made by the CEO reflecting individual contributions and results from 2010 performance evaluations, allocations of such pool among the executive management team and other eligible employees were approved by the Compensation Committee.
Equity Incentive Awards
     The Compensation Committee may make awards to our executive officers in the form of both shares of restricted stock and stock options. The award levels and vesting schedule are determined based on various factors including performance and responsibilities of individual executives; regulatory requirements governing post-conversion equity grants; the previous history of the Company as a mutual institution and the absence of prior equity compensation; and competitive market information provided by Pearl Meyer & Partners. The Compensation Committee also considers the accounting consequences of the awards to the Company and the different tax consequences to executives and the Company resulting from grants of incentive and non-qualified options and restricted shares. Award details are presented below under the “Stock Award” and “Option Award” columns of the Summary Compensation Table and the Grants of Plan-Based Awards Table.
Benefits
     The Company provides individual supplemental life insurance benefits to Mr. Dunlaevy. Additionally all executive officers participate in the benefit plans generally available to our employees, including medical, dental and vision insurance, our 401(k) Plan and, previously, the Employee Stock Ownership Plan (the “ESOP”). On July 26, 2010, the Boards of Directors of the Company and the Bank voted to terminate the ESOP, effective August 1, 2010. The Bank will file a request for a favorable determination letter with the Internal Revenue Service on the tax-qualified status of the ESOP on termination.
     We also maintain a supplemental executive retirement plan for Mr. Dunlaevy. This plan is intended to promote Mr. Dunlaevy’s continued service by providing a supplement to the executive’s other retirement benefits. The benefit is based on final cash compensation and length of service with the Company.
Perquisites
     The Company provided perquisites to certain of our executive officers in the form of use of a Company owned automobile, country club membership and spousal travel when accompanying the executive officer to certain business-related events. The aggregate value of perquisites to any individual executive officer did not exceed $10,000 in 2010.

Employment Agreements
     In November 2008, the Company and Legacy Banks entered into a new three-year amended and restated employment agreement with Mr. Dunlaevy. The Company and the Bank also entered into new two-year amended and restated employment agreements with Messrs. Pierce and Richard Sullivan in 2008. The agreements amended and restated prior agreements between the Company, the Bank and the executive officers in order to comply with Section 409A of the Internal Revenue Code of 1986 (“Section 409A”) and for certain other purposes. Previously each executive officer was a party to separate agreements with each of the Company and the Bank. The amended and restated agreements are three-party agreements among the Company, the Bank and the executive officers. Messrs. Pierce and Richard Sullivan’s employment agreements were not renewed and expired in November 2010.
     Mr. Dunlaevy’s employment agreement provides for an annual base salary, subject to increase, and certain other benefits, and guarantees customary corporate indemnification and insurance coverage under a standard directors’ and officers’ insurance policy. The initial term of the agreement for Mr. Dunlaevy is three years. The term automatically extends annually on each anniversary date of the agreement for a successive term of three years, unless notice not to renew is given by either party. The Company and the Bank may terminate the executive’s employment at any time with or without cause, subject to an obligation in certain circumstances to make termination payments provided in the agreement. The agreements also provide certain termination and change in control benefits and payments described below in “Potential Payments Upon Termination.” Following termination of the executive’s employment, the executive must adhere to non-competition and non-disclosure restrictions for a period of time.
     On February 26, 2010, the Company and the Bank entered into an employment agreement with Patrick J. Sullivan effective April 1, 2010. Mr. Patrick Sullivan became the President of the Company and the Chief Executive Officer and President of the Bank, effective April 1, 2010. Under the terms of Mr. Patrick Sullivan’s agreement, he receives an annual salary of $375,000 or such higher amount as may be determined from time to time by the Compensation Committee. Mr. Sullivan’s annual base salary was increased to $425,000, effective March 1, 2011. Mr. Patrick Sullivan is eligible for incentive compensation under the 2010 Cash Bonus Plans, with a target bonus payment of 40% of salary. Mr. Patrick Sullivan is also eligible to participate in any and all employee benefit plans generally available to other newly hired officers of the Bank and perquisites generally provided to other executive officers. The initial term of Mr. Patrick Sullivan’s employment agreement began April 1, 2010 and continues for 36 full calendar months thereafter. Commencing on the first anniversary of the agreement, the term of the agreement is reduced to 24 months. The agreement provides Mr. Patrick Sullivan with three years of salary and bonus payment, and medical and dental benefit continuation in the event of termination of employment under certain circumstances, including a change of control (as defined in the agreement) of the Company or the Bank, during the first year of the Agreement, and two years’ salary and bonus thereafter.
     Mr. Patrick Sullivan also received a one-time payment of $30,736 to cover relocation expenses. Upon his first date of employment, Mr. Patrick Sullivan was granted an inducement stock award equal to 25,000 non-qualified stock options and 10,000 shares of restricted stock that will vest at the rate of 20% per year over a five year period. In addition, the Company granted Mr. Patrick Sullivan up to 40,000 performance shares that may be earned upon the attainment of prescribed return on average equity benchmarks as compared to the Company’s peers. Further information regarding the terms and conditions of the inducement stock awards will be provided upon the grant thereof. Mr. Patrick Sullivan will not receive any additional compensation with respect to 2010 for his service as director of the Company or the Bank.
     These agreements were intended to provide the Company with the continued employment and undivided attention of our executive officers. The agreements provide assurances to executives regarding the continued payment of salary and benefits in the event of involuntary termination or a change in control of the Company.
Change in Control Agreements
     In October 2008, the Company and the Bank entered into new one-year change in control agreements with Mr. Bruce and Ms. Mathews. The agreements amended and restated prior agreements between the Company, the Bank and the executive officers for the purpose of bringing them into compliance with Section 409A and for certain other purposes. Previously, each executive officer was a party to separate agreements with each of the Company and the Bank. On November 1, 2010, the Company and the Bank entered into a one-year Change in Control Agreement with Mr. Richard Sullivan, effective October 26, 2010, to replace his expiring employment agreement.
     The agreements provide Messrs. Bruce and Richard Sullivan and Ms. Mathews with severance benefits upon termination after a change in control equal to one times the sum of (a) base salary and (b) the highest rate of bonus paid to the executive officer during the two years prior to termination. Upon such termination, the Company and the Bank will continue to provide the executive officer with life insurance coverage and non-taxable medical and dental coverage for twelve months following termination substantially comparable and on substantially the same terms and conditions to the coverage maintained for the executive officer prior to the executive officer’s termination. These agreements provide assurances to executives regarding the continued payment of salary and benefits for a period of time in the event of a change in control of the Company.
EXECUTIVE COMPENSATION
Summary Compensation Table
     The following table sets forth certain summary information regarding the compensation paid or accrued by the Company to or for the account of the Chief Executive Officer, Chief Financial Officer, the other three most highly compensated executive officers of the Company and up to two individuals for whom disclosure would have been provided but for the fact that such individual was not serving as an executive officer at the end of the fiscal year:

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensa-	All Other
Name and Principal	Year	Salary	Bonus	Awards	Awards	Compensation	tion Earnings	Compensation		Total
Position	(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)(7)	($)(8)		($)
Current Officers
J. Williar Dunlaevy,	2010	388,564	—	—	—	—	—	50,426	(9)	415,426
Chairman of the Board	2009	379,039	—	—	—	—	—	64,063		443,102
and Chief Executive	2008	361,216	—	28,320	34,510	—	395,173	57,646		876,865
Officer of Legacy Bancorp (9)
Patrick J. Sullivan,	2010	281,250	230,736	462,000	63,500	—	—	22,227	(10)	1,059,713
President of Legacy	2009	—	—	—	—	—	—	—		—
Bancorp and President	2008	—	—	—	—	—	—	—		—
and Chief Executive Officer of Legacy Banks (10)
Richard M. Sullivan,	2010	205,043	20,000	—	—	—	—	34,054	(11)	259,997
Senior Vice President	2009	206,634	—	—	—	—	—	48,015		254,649
of Legacy Bancorp and	2008	194,831	—	—	17,454	—	—	43,778		256,063
of National Real Estate Finance for Legacy Banks (11)
Paul H. Bruce	2010	185,966	60,000	—	—	—	—	30,322	(12)	276,288
Chief Financial	2009	173,827	—	—	—	—	—	37,432		211,259
Officer, Senior Vice	2008	151,219	—	—	4,756	—	—	37,432		193,287
President and Treasurer of Legacy Bancorp and Legacy Banks (12)
Kimberly A. Mathews	2010	134,611	70,000	—	—	—	—	14,733	(13)	219,343
Senior Vice	2009	154,183	—	9,600	—	—	—	23,491		187,274
President, General	2008	132,500	—	—	13,500	—	—	20,450		166,450
Counsel and Corporate Secretary of Legacy Bancorp and Legacy Banks (13)
Former Officers
Stephen F. Pierce (14)	2010	97,432	—	—	—	—	—	165,865	(15)	263,297
Former Director,	2009	194,865	—	—	—	—	—	54,997		249,862
Executive Vice	2008	183,254	—	—	15,776	—	—	41,244		240,274
President and Chief Lending Officer of Legacy Banks
(footnotes begin on next page)

(1)	Fiscal year-end is December 31.

(2)	Reflects salary paid to Mr. Patrick Sullivan between employment commencement effective April 1, 2010 and December 31, 2010, at an annual rate of $375,000.

(3)	Includes bonuses paid in 2011 with respect to 2010 Cash Bonus Plans, as well as $50,000 paid to Mr. Patrick Sullivan in 2010 under the Special Bonus Program, and a one-time payment to Mr. Patrick Sullivan of $30,736 to cover relocation expenses.

(4)	Reflects the grant date fair value of restricted stock awards granted to our executive officers under our 2006 Equity Incentive Plan, or, in the case of Mr. Patrick Sullivan, under the 2010 CEO Inducement Plan. The grant date fair value of the restricted stock awards has been computed in accordance with the stock based accounting rules under FASB ASC Topic 718 (formerly FAS 123R). A discussion of the assumptions used in calculating the award values may be found at footnote 16 to our consolidated financial statements in our Annual Report on Form 10-K. Ms. Mathews received a grant of 1,000 shares of restricted stock on December 9, 2009 at a grant date fair value of $9.60. The 2009 grant to Ms. Mathews vests over a five year period commencing January 1, 2009 and continuing each January 1, thereafter. Patrick Sullivan received a grant of 10,000 shares of restricted stock on May 17, 2010 at a grant date fair value of $9.24. The 2010 grant to Mr. Patrick Sullivan vests over a five year period commencing May 17, 2010 and continuing each May 17 thereafter. Under the CEO Inducement Plan, the Company also granted on May 17, 2010 performance-based stock awards to Mr. Sullivan for up to 40,000 shares of common stock, at a grant date fair value of $9.24. These stock awards vest pending the Company’s financial performance as compared to a pre-established group of peer banks over a period extending beyond December 31, 2010.

(5)	Reflects the grant date fair value of stock option awards granted to our executive officers under our 2006 Equity Incentive Plan, or, in the case of Mr. Patrick Sullivan, under the 2010 CEO Inducement Plan. The grant date fair value of the restricted stock options has been computed in accordance with the stock based accounting rules under FASB ASC Topic 718 (formerly FAS 123R). A discussion of the assumptions used in calculating the award values may be found at footnote 16 to our consolidated financial statements in our Annual Report on Form 10-K. Option award values reflect option awards in 2010, at valuations of $2.54. In each case, the options vest in five approximately equal annual installments, commencing on May 17, 2010 and continuing on each May 17 thereafter until fully vested. Patrick Sullivan received an option to purchase 25,000 shares of stock at a grant date fair value of $2.54. The 2010 grant to Mr. Patrick Sullivan vests over a five year period commencing on May 17, 2010 and continuing each May 17 thereafter.

(6)	Awards under the Performance Incentive Plan for performance during 2010, 2009, and 2008, if applicable. No payouts were made for 2010 due to shortcomings in financial performance. In December 2009 the Compensation Committee awarded 1,000 shares of restricted stock to Ms. Mathews in recognition of 2009 performance.

(7)	Reflects the actuarial present value of Mr. Dunlaevy’s accumulated benefit under the Legacy Banks Supplemental Executive Retirement Plan decreased by $50,605 in fiscal year 2010. The present value of the accumulated benefit obligation was calculated using a 4.75% discount rate in effect as of December 31, 2010, December 31, 2009, and December 31, 2008.

(8)	Excludes perquisites and personal benefits where the total value for an executive officer is less than $10,000.

(9)	Includes Company ESOP contribution of $12,295.64, Company 401(k) matching contribution of $11,500, Company paid supplemental life insurance premiums of $11,000, Company life insurance contribution of $1,800, Company medical contribution of $13,261.04 and Company dental contribution of $569.40 for the year ended December 31, 2010.

(10)	Includes Company ESOP contribution of $10,175.11, Company life insurance contribution of $540, Company medical contribution of $10,710.84 and Company dental contribution of $801.99 for the year ended December 31, 2010.

(11)	Includes Company ESOP contribution of $12,295.64, Company 401(k) matching contribution of $10,096.27, Company life insurance contribution of $1,080, Company medical contribution of $10,912.20 and Company dental contribution of $569.40 for the year ended December 31, 2010

(12)	Includes Company ESOP contribution of $9,808.17, Company 401(k) matching contribution of $8,432.14, and Company life insurance contribution of $891 for the year ended December 31, 2010, Company medical contribution of $10,198.24 and Company dental contribution of $992.94.

(13)	Includes Company ESOP contribution of $7,618.33, Company 401(k) matching contribution of $6,622.09, and Company life insurance contribution of $492 for the year ended December 31, 2010.

(14)	Mr. Pierce retired as Director, Executive Vice President and Chief Lending Officer of the Bank, effective June 30, 2010. In connection with Mr. Pierce’s retirement, effective June 30, 2010, the Company, the Bank and Mr. Pierce entered into a separation agreement and general release dated as of May 11, 2011.

(15)	Includes (i) cash compensation equal to $94,150, and a payment equal to $60,000 representing approximately 50% of Mr. Pierce’s future health care costs if he were to maintain comparable coverage up to age 65, both such amounts being paid in connection with the separation agreement and general release entered into by the Company, the Bank and Mr. Pierce, and (ii) Company 401(k) matching contribution of $5,971, Company life insurance contribution of $360 for the year ended December 31, 2010, Company medical contribution of $5,099 and Company dental contribution of $285.

Grants of Plan-Based Awards
     The following table sets forth certain information regarding cash incentive plan awards and awards of stock options and restricted stock awards to the executive officers of the Company during the Company’s fiscal year ended December 31, 2010.

					All Other	All Other
					Stock	Option
					Awards:	Awards:		Grant Date
		Estimated Potential Payouts Under			Number of	Number of	Exercise or	Fair Value of
		Non-Equity Incentive Plan Awards (1)			Shares of	Securities	Base Price of	Stock and
		Threshold	Target	Maximum	Stock or Units	Underlying	Option	Option
Name	Grant Date	($)	($)	($)	(#)	Options (#)	Awards ($/Sh)	Awards ($)(2)
Current Officers
J. Williar Dunlaevy	—	—	—	—	—	—	—	—
Patrick J. Sullivan	5/17/2010	—	—	—	—	—	9.24	35,000 (3)
Richard M. Sullivan	—	—	—	—	—	—	—	—
Paul H. Bruce	—	—	—	—	—	—	—	—
Kimberly A. Mathews	—	—	—	—	—	—	—	—

Former Officers
Stephen F. Pierce	—	—	—	—	—	—	—	—

(1)	Awards granted under the Special Bonus Plan for 2010 were in amounts approved by the Compensation Committee in its discretion based upon the recommendation of the Company’s chief executive officer. There were no target potential payouts for individual employee, however, the maximum pool available under the Special Bonus Plan for 2010 initially approved by the Compensation Committee was $300,000.

(2)	Grant date fair value computed in accordance with generally accepted accounting principles.

(3)	Options vest over a five year vesting period, with 20% vesting annually, subject to the executive’s continued service on the relevant vesting dates. Shares of restricted Company stock vest over a five year vesting period, subject to the executive’s continued service on the relevant vesting dates.

Outstanding Equity Awards at Fiscal Year-End
     The following table sets forth certain information regarding stock options and stock awards held by the executive officers of the Company at December 31, 2010:

									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market or
			Incentive				Market	Awards:	Payout
			Plan				Value of	Number of	Value of
		Number of	Awards:			Number of	Shares or	Unearned	Unearned
	Number of	Securities	Number of			Shares or	Units of	Shares,	Shares,
	Securities	Underlying	Securities			Units of	Stock	Units or	Units or
	Underlying	Unexercised	Underlying			Stock That	That	Others	Others
	Unexercised	Options (#)	Unexercised	Option	Option	Have Not	Have Not	Right That	Rights That
	Options (#)	Unexercisable	Unearned	Exercise	Expiration	Vested	Vested	Have Not	Have Not
Name	Exercisable	(1)	Options (#)	Price ($)	Date	(#)(2)	($)(3)	Vested (#)	Vested (#)
Current Officers
J. Williar Dunlaevy	123,720	82,480	—	16.03	11/29/2016	39,120	514,037	—	—
	4,760	7,140	—	14.16	03/04/2018
Patrick J. Sullivan (4)	—	25,000	—	9.24	05/17/2020	10,000	130,140	—	—
Richard M. Sullivan	43,320	28,880	—	16.03	11/29/2016	8,240	108,274	—	—
	2,420	3,630		14.16	03/04/2018
Paul H. Bruce	24,720	16,480	—	16.03	11/29/2016	3,280	43,099	—	—
	656	984	—	14.16	03/04/2018
Kimberly A. Mathews	3,000	4,500	—	12.91	12/14/2018	1,600	21,024	—	—
	1,862	2,793	—	14.16	03/04/2018
Former Officers
Stephen F. Pierce (5)	—	—	—	—	—	5,780	75,949	—	—

(1)	Options vest over a five year vesting period, with 20% vesting annually, subject to the executive’s continued service on the relevant vesting dates.

(2)	Shares of restricted Company stock vest over a five year vesting period, subject to the executive’s continued service on the relevant vesting dates.

(3)	Based on $13.14 closing price on December 31, 2010.

(4)	Under the CEO Inducement Plan, the Company also granted on May 17, 2010 performance-based stock awards to Mr. Sullivan for up to 40,000 shares of common stock, at a grant date fair value of $9.24. These stock awards vest pending the Company’s financial performance as compared to a pre-established group of peer banks over a period extending beyond December 31, 2010. These performance shares are not included in the accompanying table.

(5)	In accordance with Mr. Pierce’s separation agreement with the Company and the Bank, dated as of May 11, 2010, referenced above in the “Executive Compensation Summary Compensation Table,” 5,780 shares of restricted stock held by Mr. Pierce pursuant to a restricted stock award agreement dated November 29, 2006 (under which Mr. Pierce had been granted an aggregate of 28,900 restricted stock units), and scheduled to vest on January 1, 2011, continued to vest as of such date and 5,780 shares of restricted stock held by Mr. Pierce pursuant to the November 29, 2006 award agreement, and scheduled to vest on January 1, 2012, were forfeited pursuant to the separation agreement. Pursuant to Mr. Pierce’s separation agreement, all options granted to Mr. Pierce under stock option agreements dated November 29, 2006, whether or not vested, were forfeited as of June 30, 2010.

Option Exercises and Stock Vested for the Fiscal Year
     The following table provides information concerning stock option exercises and the vesting of stock awards for each named executive officer, on an aggregate basis, during 2010.

	Option Awards		Stock Awards
			Number of
	Number of		Shares
	Shares	Value Realized	Acquired on	Value Realized
	Acquired on	on Exercise	Vesting	on Vesting
Name	Exercise (#)	($)	(#)	($)
Current Officers
J. Williar Dunlaevy	—	—	19,360	190,890
Patrick J. Sullivan	—	—	—	—
Richard M. Sullivan	—	—	4,120	40,623
Paul H. Bruce	—	—	1,640	16,170
Kimberly A. Mathews	—	—	200	1,972

Former Officers
Stephen F. Pierce	—	—	5,780	56,990
Pension Benefits
     The following table sets forth certain information regarding pension benefits to the executive officers of the Company during the Company’s fiscal year ended December 31, 2010:

		Number of	Present Value of	Payments
		Years Credited	Accumulated	During Last
Name	Plan Name	Service (#)	Benefit ($)	Fiscal Year ($)
J. Williar Dunlaevy	Supplemental Executive Retirement Agreement	7	$1,549,395 (1)	—

(1)	Accumulated benefit obligation calculated using a discount rate of 4.75% for December 31, 2010.
Supplemental Executive Retirement Plan
     Mr. Dunlaevy is entitled to retirement benefits pursuant to the terms of a Supplemental Executive Retirement Plan with Legacy Banks, referred to herein as a “SERP.” Under the terms of his SERP, Mr. Dunlaevy is entitled to a retirement benefit payable in a lump sum payment at termination of employment at or after age 58. The lump sum payment is the actuarial equivalent of monthly installments for a period of 20 years, equal to 70.0% of his average annual base salary and bonus (excluding elective deferrals) during the three calendar years for which his base salary and bonus were the highest, reduced by his annual annuity retirement benefit from Legacy Banks’ contributions to his 401(k) plan, annual retirement benefit from the SBERA Pension Plan, and one-half his annual social security benefit. Mr. Dunlaevy is entitled to a reduced benefit upon retirement prior to age 65 (but after age 58).
Separation Agreement
As previously disclosed, Mr. Pierce retired from the Company and the Bank on June 30, 2010. In connection with his retirement, Mr. Pierce entered into a Separation Agreement and General Release pursuant to which Mr. Pierce received cash compensation equal to $94,150 on or about June 30, 2010 and received a payment equal to $60,000 in January 2011, representing approximately 50% of Mr. Pierce’s future health care costs if he were to maintain comparable coverage up to age 65. In accordance with Mr. Pierce’s separation agreement, 5,780 shares of restricted stock held by Mr. Pierce pursuant to a restricted stock award agreement dated November 29, 2006 (under which Mr. Pierce had been granted an aggregate of 28,900 restricted stock units), and scheduled to vest on January 1, 2011, continued to vest as of such date, and 5,780 shares of restricted stock held by Mr. Pierce pursuant to the November 29, 2006 award agreement, and scheduled to vest on January 1, 2012, were forfeited pursuant to the separation agreement.

Potential Payments Upon Termination or Change in Control
     The following describes the provisions of contracts, agreements or plans (other than plans available generally to salaried employees that do not discriminate in favor of executive officers) which provide for payments to executive officers at, following or in connection with termination of employment or a change in control of the Company.
Employment Agreements — Involuntary or Constructive Termination
     The employment agreements of each of Messrs. Dunlaevy and Patrick J. Sullivan entitle the executive to a severance payment in the event his employment was terminated by Legacy Bancorp or Legacy Banks upon an “event of termination.” The employment agreements of Messrs. Pierce and Richard Sullivan provided for similar payments in the event the executive’s employment was terminated upon an “event of termination.” As noted previously, however, the employment agreements for Messrs. Pierce and Richard Sullivan expired in 2010. An “event of termination” is (i) an involuntary termination other than a termination for “cause” or in connection with a change in control, or (ii) executive’s resignation following (A) certain material changes in the executive’s duties or position, (B) relocation of executive’s principal place of employment by more than 25 miles, (C) liquidation or dissolution of Legacy Bancorp or Legacy Banks, (D) material reduction in benefits or perquisites provided to the executive, or (E) a breach of the employment agreement by the employer. Termination for “cause” means termination because of the executive’s personal dishonesty, incompetence, willful misconduct, any breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of law, a violation of the Company’s code of conduct or a final cease-and-desist order or material breach of the employment agreement.
     The severance payment provided under the employment agreement for Mr. Dunlaevy would be equal to three times the sum of (i) his base salary and (ii) the average of the highest rate of bonus paid to him during three of the five years prior to termination. The severance payment provided under the employment agreement for Mr. Patrick J. Sullivan during the first year of his employment agreement would be equal to three times the sum of (i) his base salary and (ii) any bonus paid to him. Following the first year of the employment agreement, the severance payment provided to Mr. Patrick J. Sullivan would be equal to two (rather than three) times the sum of (i) his base salary and (ii) the average of the highest rate of bonus paid to him during three of the five years prior to termination.
     As previously noted, the employment agreements with Messrs. Pierce and Richard Sullivan, dated as of November 20, 2008, were not renewed. The severance payment provided under these employment agreements would have been equal to two times the sum of (i) the executive’s base salary and (ii) the average of the highest rate of bonus paid to him during three of the five years prior to termination. In connection with Mr. Pierce’s retirement, effective June 30, 2010, the Company, the Bank and Mr. Pierce entered into a separation agreement and general release dated as of May 11, 2010, pursuant to which Mr. Pierce received cash compensation equal to $94,150 on or about June 30, 2010, and a payment equal to $60,000 on or about January 1, 2011, representing approximately 50% of Mr. Pierce’s future health care costs if he were to maintain comparable coverage up to age 65.
     Additionally, the executive officers would receive the intrinsic value of unvested stock options or restricted stock awards held by the executive as of the termination date and continued payment of the employer co-payment on life insurance and non-taxable medical and dental coverage (three years for Mr. Dunlaevy, three years for Mr. Patrick J. Sullivan unless the termination occurs after the first year of the employment agreement, in which case two years, and two years each for Messrs. Pierce and Richard Sullivan). Award agreements granted under our 2006 Equity Incentive Plan provide that participant’s rights under the awards are limited to the award’s intrinsic value, which for options is the difference between the fair market value of the underlying stock and the exercise price and for restricted stock is the fair market value of the shares, and that participants have no claim based on the value of such awards for financial accounting purposes.
Employment Agreements — Involuntary or Constructive Termination Following Change in Control
     The employment agreements for each of Messrs. Dunlaevy and Patrick J. Sullivan provide for certain payments if the officer’s employment is terminated following a “change in control” due to (i) the executive’s dismissal or (ii) the executive’s voluntary resignation following any demotion, loss of title, office or significant authority or responsibility, reduction in compensation or benefits or relocation of principal place of employment by more than 25 miles, unless such termination is due to death or for cause, as defined in the agreement. The employment agreements for each of Messrs. Pierce and Richard Sullivan provided for similar payments prior to their expiration in November 2010.

     A “change in control” means a change in control of Legacy Bancorp or Legacy Banks involving, (a) a merger or consolidation with another corporation, or a merger of another corporation into the Company or the Bank, resulting in less than a majority of the combined voting power of the resulting corporation immediately after the merger or consolidation is being held by persons who were stockholders of the Company immediately before the merger or consolidation; (b) an event reportable on Schedule 13D or 13G or another form or schedule required under Sections 13(d), 13(g) or 14(d) of the Securities Exchange Act of 1934, which schedule discloses that the filing person or persons acting in concert has, or have become, the beneficial owner of 25% or more of a class of the Company’s voting securities; (c) during any period of two consecutive years, individuals who constitute the Company’s Board of Directors at the beginning of the two-year period cease for any reason to constitute at least a majority of the Company’s Board; or (d) the Company sells to a third party all, or substantially all, of its assets.
     If the change in control benefit is triggered, each of Messrs. Dunlaevy, Richard Sullivan and Pierce is entitled to a benefit equal to the greater of (A) three times the executive’s average annual compensation (for Mr. Dunlaevy) or two times the executive’s annual compensation (for Messrs. Richard Sullivan and Pierce) paid in the five fiscal years preceding the termination or (B) base salary and bonuses that would have been paid for the remaining term of the agreement (which, as of December 31, 2010, is approximately 35 months for Mr. Dunlaevy) plus the intrinsic value of unvested stock options or restricted stock awards held by the executive as of the termination date and all benefits, including health insurance, that would have been provided for the remaining term of the agreement. In addition, the Bank will provide at no cost to the executive, life insurance and non-taxable medical and dental coverage substantially comparable to the coverage maintained for the executive prior to termination for three years (for Mr. Dunlaevy) and two years (for Messrs. Sullivan and Pierce) following termination and payment.
     Under Mr. Patrick Sullivan’s employment agreement, if the change in control benefit is triggered, Mr. Patrick Sullivan is entitled to a lump sum cash payment equal to three times the sum of (i) his base salary and (ii) any bonus paid to Mr. Sullivan. Following the first year of the employment agreement, the change in control benefit is equal to two (rather than three) times the sum of (i) his base salary and (ii) the average of the highest rate of bonus paid to him during three of the five years prior to termination. In addition, any stock options or restricted shares granted to Mr. Patrick Sullivan that have not yet vested shall become fully vested upon a change in control, except for certain performance shares, which will vest in accordance with the formula set out in the award agreement for such shares.
Employment Agreements — Parachute Excise Tax Gross Up
     In the event payments are made under his employment agreement upon a “change in control,” Mr. Dunlaevy would also be entitled to receive an additional tax indemnification payment if such payments triggered liability under Sections 280G and 4999 of the Internal Revenue Code as an excise tax constituting “excess parachute payments.” Under applicable law, the excise tax is triggered by change in control-related payments that equal or exceed three times the executive’s average annual compensation over the five calendar years preceding the change in control. The excise tax equals 20% of the amount of the payment in excess of one times the executive’s average compensation over the preceding five calendar year period.
Change in Control Agreements
     The change in control agreements for Messrs. Bruce and Richard Sullivan and Ms. Mathews provide the covered executives with severance benefits upon termination after a change in control as defined in the agreements equal to one times the sum of (a) base salary and (b) the highest rate of bonus paid to the executive officer during the two years prior to termination. Upon such termination, the Company and the Bank will continue to provide the executive officer with life insurance coverage and non-taxable medical and dental coverage substantially comparable, and on substantially the same terms and conditions) to the coverage maintained for the executive officer prior to the executive officer’s severance.
Equity Incentive Plan — Change in Control Grant
     In the event of a change in control, the Company’s 2006 Equity Incentive Plan provides that all outstanding options will become fully exercisable and remain exercisable for the duration of their term, and all restricted stock awards will become fully vested. In addition, the plan provides that all stock awards available for grant under the plan will automatically be granted to employees and outside directors who have previously received awards under the plan. Awards will be granted in proportion to awards previously granted. “Change in control” has the same meaning as described above under “Employment Agreements — Involuntary or Constructive Termination Following a Change in Control.”

Supplemental Executive Retirement Plans — Involuntary or Constructive Termination
     As described above, Mr. Dunlaevy is entitled to certain retirement benefits under the SERP. Pursuant to the SERP, in the event Mr. Dunlaevy is terminated other than for cause or terminates employment for “good reason,” as such terms are defined in the SERP, or in the event of his death or disability, Mr. Dunlaevy (or his beneficiary, as applicable) will be entitled to receive his vested accrued benefit as if the executive had terminated his employment after having attained age 65.
Summary of Potential Payments Upon Termination
     The following tables summarize potential payments to each executive officer listed on the summary compensation table assuming a triggering termination of employment occurred on December 31, 2010, the last business day of our 2010 fiscal year (except in the case of Steven F. Pierce, who separated from employment effective June 30, 2010). On December 21, 2010, the Company and Berkshire Hills Bancorp, Inc. (“Berkshire”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into Berkshire, with Berkshire as the surviving corporation (the “Merger”). The Merger is described below in Item 12 (“Changes in Control”).

J. Williar Dunlaevy
			Involuntary or
			Constructive
			Termination
	Involuntary or		Following a
	Constructive		Change In		Normal
Payments and Benefits	Termination		Control		Retirement		Death		Disability

Cash Compensation	$1,105,254	(1)	$1,437,302	(4)	$—		$—		$—
Value of Continued Health and Welfare Benefits	$39,650	(2)	$39,650	(2)	$—		$11,417	(8)	$39,650	(2)
SERP	$1,549,395	(3)	$1,549,395	(3)	$1,549,395	(3)	$1,549,395	(3)	$1,549,395	(3)
Acceleration of Stock and Option Awards	$—		$514,037	(5)	$—		$514,037	(5)	$514,037	(5)
Automatic Stock Grant	$—		$114,780	(6)	$—		$—		$—
280G Tax Gross Up	$—		$600,418	(7)	$—		$—		$—
Life Insurance	$—		$—		$—		$1,600,000	(9)	$—

Total	$2,694,299		$4,255,582		$1,549,395		$3,674,849		$2,103,082

(1)	Represents estimated lump sum payment of three times base salary and the average of the highest rate of bonus paid for three of the five years prior to termination plus the intrinsic value of executive’s unvested options and restricted stock awards.

(2)	Approximate lump sum value of continued life, medical and dental coverage for 36 months following termination.

(3)	Represents the approximate lump sum value of the benefit payable under the SERP upon the applicable termination event.

(4)	Represents estimated lump sum payment under the executive’s employment agreement equal to three times the executive’s average annual compensation (as defined in the employment agreement) for the five most recent taxable years.

(5)	Represents the value of accelerated vesting of 39,120 shares of Company stock pursuant to the 2006 Equity Incentive Plan. Stock awards vests on a change in control irrespective of whether employment is terminated. Unvested options accelerate and become vested on a change in control, however, no value is included for such options, which have an exercise price greater than the current fair market value of the shares.

(6)	Represents the value of an automatic change in control award of 8,735 shares of Company common stock under the 2006 Equity Incentive Plan. Award is made without regard to termination of employment. In connection with the merger with Berkshire described below in Item 12 (“Changes in Control”), the 2006 Equity Incentive Plan was amended, contingent and effective upon the merger, to eliminate the provision pursuant to which automatic change in control awards are granted.

(7)	Represents the estimated 280G tax gross up payment that would be provided under the executive’s employment agreement.

(8)	Represents medical and dental benefits for executive’s family for one year following his death.

(9)	Represents $1,500,000 death benefit payable under a Savings Bank Life Insurance policy in the event of death prior to age 65. Executive pays premiums on the policy and is reimbursed by the Company. Company reimbursements are listed on the Summary Compensation Table under All Other Compensation. Also represents $100,000 death benefit payable under Bank Owned Life Insurance policy.

Patrick J. Sullivan
			Involuntary or
			Constructive
			Termination
	Involuntary or		Following a
	Constructive		Change In		Normal
Payments and Benefits	Termination		Control		Retirement	Death			Disability

Cash Compensation	$1,150,000	(1)	$1,150,000	(3)	$—		$—		$—
Value of Continued Health and Welfare Benefits	$36,159	(2)	$36,159	(2)	$—		$36,159	(5)	$24,106	(2)
Acceleration of Stock and Option Awards	$—		$130,140	(4)	$—		$130,140	(4)	$—
Automatic Stock Grant	$—		$—		$—		$—		$—
Life Insurance	$—		$—		$—	$			$—

Total	$1,186,159		$1,316,299		$0		$166,299		$24,106

(1)	Represents estimated lump sum payment of three times base salary and the average of the highest rate of bonus paid for three of the five years prior to termination plus the intrinsic value of executive’s unvested options and restricted stock awards. Mr. Sullivan’s employment agreement provides for payment of three (3) years of salary and bonus payment, and medical and dental benefit continuation in the event of termination of employment under certain circumstances, including a change of control (as defined in the agreement) of the Company or the Bank, during the first year of the agreement, and two (2) years’ salary and bonus thereafter.

(2)	Approximate lump sum value of continued life, medical and dental coverage for 36 months following termination. See Note (1) above.

(3)	Represents estimated lump sum payment under the executive’s employment agreement equal to three times the executive’s average annual compensation (as defined in the employment agreement) for the five most recent taxable years. See Note (1) above.

(4)	Represents the value of accelerated vesting of 10,000 shares of Company stock pursuant to the 2010 CEO Inducement Plan. These grants were not made under the 2006 Equity Incentive Plan and were not made subject to shareholder approval. Stock awards vests on a change in control irrespective of whether employment is terminated. Unvested options accelerate and become vested on a change in control, however, no value is included for such options, which have an exercise price greater than the current fair market value of the shares.

(5)	Represents medical and dental benefits for executive’s family for one year following his death.

Richard M. Sullivan
		Involuntary or
		Constructive
		Termination
	Involuntary or	Following a
	Constructive	Change In		Normal
Payments and Benefits	Termination	Control		Retirement	Death		Disability

Cash Compensation	$—	$220,000	(1)	$—	$—		$—
Value of Continued Health and Welfare Benefits	$—	$43,302	(2)	$—	$11,010	(5)	$43,302	(2)
Acceleration of Stock and Option Awards	$—	$108,274	(3)	$—	$108,274	(3)	$108,274	(3)
Automatic Stock Grant	$—	$24,440	(4)	$—	$—		$—
Life Insurance	$—	$—		$—	$100,000	(6)	$—

Total	$0	$396,016		$0	$219,284		$151,576

(1)	Represents estimated lump sum payment of one times base salary and the average of the highest rate of bonus paid during the two years prior to termination.

(2)	Approximate lump sum value of continued life, medical and dental coverage for 12 months following termination.

(3)	Represents the value of accelerated vesting of 8,240 shares of Company stock pursuant to the 2006 Equity Incentive Plan. Stock awards vest on a change in control irrespective of whether employment is terminated. Unvested options accelerate and become vested on a change in control, however, no value is included for such options, which have an exercise price greater than the current fair market value of the shares.

(4)	Represents the value of an automatic change in control award of 1,860 shares of Company common stock under the 2006 Equity Incentive Plan. Award is made without regard to termination of employment. In connection with the merger with Berkshire described below in Item 12 (“Changes in Control”), the 2006 Equity Incentive Plan was amended, contingent and effective upon the merger, to eliminate the provision pursuant to which automatic change in control awards are granted.

(5)	Represents medical and dental benefits for executive’s family for one year following his death.

(6)	Represents the death benefit under a Bank Owned Life Insurance policy.

Paul H. Bruce
		Involuntary or
		Constructive
		Termination
	Involuntary or	Following a
	Constructive	Change In		Normal
Payments and Benefits	Termination	Control		Retirement	Death		Disability

Cash Compensation	$—	$228,000	(1)	$—	$—		$—
Value of Continued Health and Welfare Benefits	$—	$33,157	(2)	$—	$—		$—
Acceleration of Stock and Option Awards	$—	$43,099	(3)	$—	$43,099	(3)	$43,099	(3)
Automatic Stock Grant	$—	$9,776	(4)	$—	$—		$—
Life Insurance	$—	$—		$—	$100,000	(5)	$—

Total	$0	$314,032		$0	$143,099		$43,099

(1)	Represents estimated lump sum payment of one times base salary and the highest rate of bonus paid to executive during the two years prior to termination.

(2)	Represents approximate lump sum of continued life, medical and dental coverage for 12 months following termination.

(3)	Represents the value of accelerated vesting of 3,280 shares of Company common stock under the 2006 Equity Incentive Plan. Stock awards vest on a change in control irrespective of whether employment is terminated.

(4)	Represents the value of an automatic change in control award of 744 shares of Company common stock under the 2006 Equity Incentive Plan. Award is made without regard to termination of employment. In connection with the merger with Berkshire described below in Item 12 (“Changes in Control”), the 2006 Equity Incentive Plan was amended, contingent and effective upon the merger, to eliminate the provision pursuant to which automatic change in control awards are granted. Unvested options accelerate and become vested on a change in control, however, no value is included for such options, which have an exercise price greater than the current fair market value of the shares.

(5)	Represents the death benefit payable under a Bank Owned Life Insurance policy.

Kimberly A. Mathews
		Involuntary or
		Constructive
		Termination
	Involuntary or	Following a
	Constructive	Change In		Normal
Payments and Benefits	Termination	Control		Retirement	Death		Disability

Cash Compensation	$—	$165,000	(1)	$—	$—		$—
Value of Continued Health and Welfare Benefits	$—	$6,267	(2)	$—	$—		$—
Acceleration of Stock and Option Awards	$—	$21,024	(3)	$—	$21,024	(3)	$21,024	(3)
Automatic Stock Grant	$—	$2,431	(4)	$—	$—		$—
Life Insurance	$—	$—		$—	$100,000	(5)	$—

Total	$0	$194,722		$0	$121,024		$21,024

(1)	Represents estimated lump sum payment of one times base salary and the highest rate of bonus paid to executive during the two years prior to termination.

(2)	Represents approximate lump sum of continued life, medical and dental coverage for 12 months following termination.

(3)	Represents the value of accelerated vesting of 1,600 shares of Company common stock under the 2006 Equity Incentive Plan. Stock awards vests on a change in control irrespective of whether employment is terminated.

(4)	Represents the value of automatic change in control award of 185 shares of Company common stock under the 2006 Equity Incentive Plan. Award is made without regard to termination of employment. In connection with the merger with Berkshire described below in Item 12 (“Changes in Control”), the 2006 Equity Incentive Plan was amended, contingent and effective upon the merger, to eliminate the provision pursuant to which automatic change in control awards are granted. Unvested options accelerate and become vested on a change in control, however, no value is included for such options, which have an exercise price greater than the current fair market value of the shares.

(5)	Represents the death benefit payable under a Bank Owned Life Insurance policy.

Steven F. Pierce(1)
			Involuntary or
			Constructive
			Termination
	Involuntary or		Following a
	Constructive		Change In	Normal
Payments and Benefits	Termination		Control	Retirement	Death	Disability

Cash Compensation	$154,150	(2)	$—	$—	$—	$—
Value of Continued Health and Welfare Benefits	$—		$—	$—	$—	$—
Acceleration of Stock and Option Awards	$75,949	(3)	$—	$—	$—	$—
Automatic Stock Grant	$—		$—	$—	$—	$—
Life Insurance	$—		$—	$—	$—	$—

Total	$230,099		$0	$0	$0	$0

(1)	Mr. Pierce retired as Director, Executive Vice President and Chief Lending Officer of the Bank, effective June 30, 2010.

(2)	Represents cash compensation equal to $94,150 paid on or about June 30, 2010 pursuant to Mr. Pierce’s separation agreement dated as of May 11, 2010, and an additional payment equal to $60,000 made in January 2011 pursuant to the separation agreement representing approximately 50% of Mr. Pierce’s future health care costs if he were to maintain comparable coverage up to age 65.

(3)	In accordance with Mr. Pierce’s separation agreement, 5,780 shares of restricted stock held by Mr. Pierce pursuant to a restricted stock award agreement dated November 29, 2006 (under which Mr. Pierce had been granted an aggregate of 28,900 restricted stock units), and scheduled to vest on January 1, 2011 continued to vest as of such date. For this purpose, the stock is valued at $13.14 per share.

DIRECTOR COMPENSATION
     The following table sets forth certain information regarding compensation earned or paid to the Directors during the Company’s fiscal year ended December 31, 2010:

					Change in
					Pension Value
	Fees				and
	Earned			Non-Equity	Nonqualified
	or Paid		Option	Incentive Plan	Deferred	All Other
	in Cash	Stock Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)(1)	($)(2)	($)(3)	($)	Earnings(4)	($)	($)

Eugene A. Dellea	37,000	—	—	—	—	—	37,000
Gary A. Lopenzina(5)	12,800	—	—	—	4,649	—	17,449
Robert B. Trask	46,333	—	—	—	11,328	—	57,661
David L. Klausmeyer	44,200	—	—	—	—	—	44,200
Anne W. Pasko	44,091	—	—	—	7,103	—	51,194
Dorothy Winsor	35,200	—	—	—	—	—	35,200
Barton D. Raser(6)	35,153	—	—	—	10,571	—	45,724

(1)	Aggregate dollar amount of all fees earned or paid in cash for services as a director, including annual retainer fees, committee and/or chairmanship fees, and meeting fees.

(2)	No new grants of restricted stock were awarded to our directions in 2010. At December 31, 2010, each director held 4,840 unvested shares of restricted stock.

(3)	No stock options were awarded to our directors in 2010. At December 31, 2010, each director held 9,080 unvested stock options and 13,620 vested and unexercised stock options acquired by grant in 2006.

(4)	Represents the aggregate change in actuarial present value of accumulated benefits under the director fee continuation plan, an actuarial pension plan, from the plan measurement date used for financial statement reporting purposes with respect to the prior completed fiscal year to the plan measurement date used for financial statement reporting purposes with respect to the covered fiscal year. With respect to Directors Dellea, Klausmeyer and Winsor the actuarial present value of accumulated benefits under the director fee continuation plan decreased by $13,516, $10,212 and $6,459, respectively.

(5)	Mr. Lopenzina retired from the Board at the Annual Meeting on May 12, 2010.

(6)	Mr. Raser was appointed to the Board at the Annual Meeting on May 12, 2010. Mr. Raser was also a director of the Bank for calendar year 2010.
     In 2010, members of the Legacy Bancorp Board of Directors received an annual retainer of $3,000 per year. Members of the Compensation Committee and Governance and Nominating Committee received per meeting fees of $600 and Audit Committee members received per meeting fees of $700. Members of the Governance and Nominating, Compensation and Audit Committees did not receive an additional committee retainer. The Chairs of the Governance and Nominating and Compensation Committees received an additional annual retainer of $3,000 and the Chair of the Audit Committee received an additional annual retainer of $3,500. The presiding director, who presides over quarterly and other executive sessions of the Board of Directors, received an additional $2,000 annually.
     Members of the Board of Directors who are employees do not receive directors’ fees. The Legacy Bancorp Board of Directors generally meets immediately prior to or after a Legacy Banks Board of Directors meeting. In such instances, directors do not receive additional fees for attendance at meetings of Legacy Bancorp. Legacy Bancorp directors, all of whom are also Legacy Banks directors, also received an annual retainer of $6,000 as a director of Legacy Banks in 2010.
     Legacy Bancorp has established a director fee continuation plan, which provides certain benefits to all eligible non-employee members of the Boards of Directors of Legacy Bancorp and Legacy Banks upon retirement. A director is eligible to receive these benefits (provided that the director was not terminated for cause) if the director has served as a director for three years or more with Legacy Bancorp or Legacy Banks. Service with a corporate predecessor is not included in determining whether this three-year service requirement has been met.

     A director who has served on the Board of Directors for at least 15 years (10 years for those who have attained age 70) is entitled to receive an annual payment, commencing upon termination of service and payable for five years, equal to the average total yearly fees for services as a director paid by Legacy Bancorp or Legacy Banks to the director for the three calendar years preceding the year of the director’s retirement. Service with a corporate predecessor is included in determining the amount of the normal retirement benefit. Eligible directors who retire prior to attaining the full 15 (or 10) years of service are entitled to receive a reduced retirement benefit, based upon the director’s number of years of service, payable annually for five years following termination of service.
     In the event of a “change in control,” as defined in the directors fee continuation plan, if an eligible director’s service is terminated or if the director is not proposed for reelection within three years following the “change in control,” the director is entitled to receive a full normal retirement benefit (as if he had served as a director for 15 years) as a lump sum upon termination of service. An eligible director who becomes disabled prior to age 70 is also entitled to receive the normal retirement benefit, payable in equal installments over five years and commencing upon termination of service. In addition, upon the death of an eligible director prior to termination of service, the director’s beneficiary is entitled to receive a normal retirement benefit, and upon the death of an eligible director after retirement, the director’s beneficiary is entitled to receive the remainder of any benefit payments to which the director is entitled, with each such benefit payable annually and commencing upon the death of the director.
Compensation Committee Interlocks and Insider Participation
     The members of the Legacy Bancorp Compensation Committee are David L. Klausmeyer, Eugene A. Dellea and Robert B Trask. No person now serving as a member of the Compensation Committee is a current or former officer or employee of Legacy Bancorp or Legacy Banks or engaged in certain transactions with Legacy Bancorp or Legacy Banks that are required to be disclosed by Securities and Exchange Commission regulations. Additionally, there are no compensation committee “interlocks,” which generally means that no executive officer of Legacy Bancorp or Legacy Banks served as a director or member of the compensation committee of another entity, one of whose executive officers serves as a Director or member of the Compensation Committee.
Relationship Between Compensation and Risk
     The Company regularly reviews our compensation practices in an effort to appropriately balance short- and long-term incentives and to ensure that our compensation policies and practices are consistent with effective risk management. We believe that our current disciplined practices reflect responsible compensation, effective risk management and accountability to stockholders. Our Compensation Committee adheres to prudent practices that are designed to reward long-term performance and are aimed at aligning employee and stockholder interests. The Compensation Committee considers elements of the Company’s organizational structure, management practices and compensation programs that would discourage unnecessary or excessive risk-taking. The Company’s long-term incentive awards are intended to promote accomplishment of our financial objectives over the long-term without taking undue amounts of operating risk. We will continue to monitor our executive compensation program to ensure that it continues to align the interest of our executives with those of our long-term stockholders while avoiding unnecessary or excessive risk.

COMPENSATION COMMITTEE REPORT
     The Compensation Committee acts pursuant to the Compensation Committee Charter, a copy of which is available at the Company’s website at www.legacybanks.com. The Compensation Committee reviews and reassesses the adequacy of the Compensation Committee Charter on an as-needed basis, but at least annually. The following is the report of the Compensation Committee with respect to the Company’s Compensation Discussion and Analysis for the fiscal year ended December 31, 2010:
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management of the Company. Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in an amendment, on Form 10-K/A, to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.
     The above report of the Compensation Committee does not constitute “soliciting material” and is not deemed to be “filed” with the Securities and Exchange Commission or incorporated by reference into any other filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this report by reference in any of those filings.
The Compensation Committee
David L. Klausmeyer, Chair
Eugene A. Dellea
Robert B. Trask

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth information, as of December 31, 2010, about Company common stock that may be issued upon exercise of options under stock-based benefit plans maintained by the Company.

			Number of securities
	Number of securities to	Weighted-average	remaining available for future
	be issued upon exercise	exercise price of	issuance under equity
	of outstanding options,	outstanding options,	compensation plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in the first column)
Equity compensation plans approved by security holders	710,710	15.60	320,150
Equity compensation plans not approved by security holders	25,000	9.24	—

Total	735,710	15.39	320,150
Changes in Control
     On December 21, 2010, the Company and Berkshire Hills Bancorp, Inc. (“Berkshire”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into Berkshire, with Berkshire as the surviving corporation (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger, ninety percent (90%) of the outstanding Company common shares will be exchanged for Berkshire common shares at a fixed exchange ratio of 0.56385 Berkshire shares for each share of the Company. The remaining ten percent (10%) of Company shares will be exchanged for cash in the amount of $1.30 per share. We are not aware of any other arrangements which, if consummated, may result in a Change in Control of the Company.
     The Merger has been described in a Form 8-K registration statement filed by the Company with the Securities and Exchange Commission on December 22, 2010, and in a Form S-4 registration statement filed by Berkshire with the Securities and Exchange Commission on April 8, 2011, which included a description of Change in Control agreements with the Company’s executive officers.

Security Ownership of Certain Beneficial Owners and Management
     The following table provides information as of December 31, 2010, as to commons stock beneficially owned by (i) all directors and nominees, (ii) each Named Executive Officer, (iii) current directors and executive officers of the Company as a group, and (iv) each person known by the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. Under Section 13(d) of the Securities Exchange Act of 1934, a beneficial owner of a security is any person who directly or indirectly has or shares voting power or investment power over such security. Such beneficial owner under this definition does not need to enjoy the economic benefits of such securities.

	Shares of
	Common Stock	Percent of
	Beneficially Owned	Class Ownership
Name and Address of Owner	(1)	(2)

DIRECTORS AND NOMINEES:
J. Williar Dunlaevy (4)(5)	304,573	3.53%
David L. Klausmeyer (3)	52,517	*
Eugene A. Dellea (3)	53,460	*
Anne W. Pasko (3)	37,260	*
Barton D. Raser (3)	53,960	*
Patrick J. Sullivan (6)	21,118	*
Robert B. Trask (3)(7)	63,980	*
Dorothy B. Winsor (3)	33,460	*

NAMED EXECUTIVE OFFICERS (WHO ARE NOT DIRECTORS)
Richard M. Sullivan(4)(8)	113,368	*
Paul H. Bruce (4)(9)	53,713	*
Kimberly A. Mathews (10)	13,695	*
Stephen F. Pierce (11)	50,363

Stock Ownership of all Directors and Executive Officers as a Group (12 persons)(12)	851,467	9.86%

5% BENEFICIAL OWNERS
First Bankers Trust Services, Inc. as Trustee for The Legacy Banks Employee Stock Ownership Plan(13) 99 North Street Pittsfield, MA 01201	781,153	9.0%
The Legacy Banks Foundation (14) 99 North Street Pittsfield, MA 01201	763,600	8.8%
Dimensional Fund Advisors LP (15) Palisades West, Building One, 6300 Bee Cave Road Austin, TX 78746	484,263	5.6%
(footnotes begin on next page)

(1)	“Shares of Common Stock Beneficially Owned” include shares held directly or indirectly, including (a) shares held in joint tenancy or tenancy in common, (b) shares allocated to the account of the individual through deferred compensation or employee benefit plans of the Company or Bank, and (c) shares such person or group of people have the right to acquire by March 1, 2011 by exercise of vested stock options. Each person whose shares are included herein is deemed to have sole or shared voting and investment power as to the shares reported, except as otherwise indicated.

(2)	Based on 8,631,732 shares outstanding at December 31, 2010.

(3)	Includes 9,100 restricted shares awarded on November 29, 2006 and 1,200 restricted shares awarded on December 9, 2009 to each non-employee director under the Legacy Bancorp Inc. 2006 Equity Incentive Plan. The awards will vest at a rate of 20% per year commencing January 1, 2008 in connection with the November 2006 awards, and 20% per year commencing January 1, 2011 in connection with the December 2009 awards. Also includes 18,160 shares which are subject to currently exercisable options.

(4)	Includes 94,800; 20,600 and 8,200 restricted shares awarded to Messrs. Dunlaevy, Sullivan and Bruce respectively on November 29, 2006 under the Legacy Bancorp Inc. 2006 Equity Incentive Plan. The awards will vest at a rate of 20% per year commencing January 1, 2008. Also includes 2,000 restricted awarded to Mr. Dunlaevy on March 4, 2008 that vest at the rate of 20% per year commencing January 1, 2009.

(5)	Includes 15,000 shares held by spouse, 10,342 shares held in the 401(k) Plan, 9,263 shares held in the ESOP (including 935 shares allocated in 2010 in connection with the ESOP’s termination), and 172,100 shares which are subject to currently exercisable options.

(6)	Includes 10,000 restricted shares awarded to Mr. Sullivan on May 17, 2010 under the CEO Inducement Plan, 344 shares held in the 401(k) Plan and 774 shares held in the ESOP.

(7)	Includes 10,000 shares held by spouse.

(8)	Includes 9,098 shares held in the 401(k) Plan, 8,944 shares held in the ESOP (including 935 shares allocated in 2010 in connection with the ESOP’s termination), and 61,400 shares which are subject to currently exercisable options.

(9)	Includes 60 shares held jointly with spouse, 7,197 shares held in the 401(k) Plan, 6,109 shares held in the ESOP (including 746 shares allocated in 2010 in connection with the ESOP’s termination), and 33,944 shares which are subject to currently exercisable options.

(10)	Includes 1,000 restricted shares awarded on December 14, 2007 and 1,000 restricted shares awarded on December 9, 2009 under the Legacy Bancorp, Inc. 2006 Equity Incentive Plan, 465 shares held in the 401(k) Plan, 3,534 shares held in the ESOP (including 579 shares allocated in 2010 in connection with the ESOP’s termination) and 7,293 shares which are subject to currently exercisable options.

(11)	Includes 10,074 shares held in the 401(k) plan (as of December 31, 2009), 7,839 shares held in the ESOP, and 23,120 of 28,900 restricted shares awarded to Mr. Pierce on November 29, 2006 under the Legacy Bancorp Inc. 2006 Equity Incentive Plan scheduled to vest at the rate of 20% per year commencing January 1, 2008. The final tranche of 5,780 shares has been forfeited.

(12)	See Notes 3 through 11. The number of shares held in the ESOP that were allocated to employees with respect to 2010 varies from the number projected in Form 5 filings with respect to executive officers due, in part, to the termination of the ESOP in 2010.

(13)	Reflects shares held in the ESOP for the benefit of employees of the Company as of December 31, 2010, based on Schedule 13G/A filed by the Trustee on February 14, 2011. Includes shares that have not been allocated to participants’ accounts. Under the terms of the ESOP, the ESOP trustee will vote shares allocated to participants’ accounts in the manner directed by the participants. The ESOP trustee, subject to its fiduciary responsibilities, will vote unallocated shares and allocated shares for which no timely voting instructions are received in the same proportion as shares for which the trustee has received proper voting instructions from participants. Under the terms of the ESOP, the Trustee has sole investment authority and shared voting authority over the shares in the ESOP. The Trustee, however, is subject to fiduciary duties under ERISA. The Trustee disclaims beneficial ownership of the shares of common stock held in the ESOP. On July 26, 2010, the Boards of Directors of the Company and the Bank voted to terminate the ESOP, effective August 1, 2010. The Bank will file a request for a favorable determination letter with the Internal Revenue Service on the tax-qualified status of the ESOP on termination.

(14)	Reflects shares held by The Legacy Banks Foundation based on a Schedule 13G/A filed as of February 14, 2011. The Foundation has sole investment and sole voting authority over shares held by the Foundation. The Foundation’s gift instrument requires that all shares of common stock held by the Foundation must be voted in the same ratio as all other shares of Company common stock on all proposals considered by stockholders of the Company.

(15)	Based exclusively on information contained in a Schedule 13G/A filed by Dimensional Fund Advisors LP on February 11, 2011.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
     Federal law and regulations generally require that all loans or extensions of credit to directors and executive officers must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. However, regulations also permit directors and executive officers to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees. Pursuant to such a program, loans have been extended to directors and executive officers. Such loans are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company or the Bank. These loans do not involve more than the normal risk of repayment or present other unfavorable features.
     No director, executive officer or beneficial owner of 5% of the Company’s outstanding Common Stock (or any members of their immediate families) engaged in any transaction (other than a loan described above) with the Company or the Bank during 2010, or currently proposes to engage in any transaction with the Company or the Bank, in which the amount involved exceeds $120,000.
     The Audit Committee charter requires that the Audit Committee approve all related party transactions other than routine deposit relationships and loans that otherwise comply with federal regulations.
Director Independence
     The Board has determined that Eugene A. Dellea, David L. Klausmeyer, Anne W. Pasko, Barton D. Raser and Robert B. Trask and Dorothy Winsor are independent directors as defined by the rules of The Nasdaq Stock Market. The Board of Directors has established three standing committees—Audit, Compensation, and Governance and Nominating. Each of the committees operates under a charter that has been approved by the Board. Current copies of the charters of the Committees are posted on the Company’s website at www.legacybanks.com.
     The members of the Audit Committee are Anne W. Pasko, Barton D. Raser and Robert B. Trask, with Mr. Trask serving as Chair. The Board of Directors has determined that all members of the Audit Committee are independent as determined under Rule 10A-3 promulgated under the Securities Exchange Act of 1934 and as defined by the rules of The Nasdaq Stock Market.
     The members of the Compensation Committee are Eugene A. Dellea, David L. Klausmeyer and Robert B. Trask, with Mr. Klausmeyer serving as Chair. The Board of Directors has determined that all members of the Compensation Committee are independent as defined under the rules of The Nasdaq Stock Market.
     The members of the Governance and Nominating Committee are David L. Klausmeyer, Anne W. Pasko, Barton D. Raser and Dorothy Winsor, with Ms. Pasko serving as Chair. The Board of Directors has determined that all members of the Nominating Committee are independent as defined under the rules of The Nasdaq Stock Market.

Item 14. Principal Accounting Fees and Services
Independent Auditor’s Fees
     The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2010 and December 31, 2009 by Wolf & Company, P.C.:

	2010	2009

Audit Fees (1)	$256,791	$236,312
Audit-Related Fees (2)	$15,400	$14,871
Tax Fees (3)	$36,000	$34,500
All Other Fees (4)	$1,580	$1,382

(1)	Includes fees and reimbursed expenses for financial statement audit, the audit of internal control over financial reporting and quarterly reviews.

(2)	Consists of benefit plan audits.

(3)	Consists of tax return preparation and tax-related compliance and services.

(4)	Consists of due diligence services.
     The Audit Committee believes that the provision of non-audit services by Wolf & Company, P.C. is compatible with maintaining Wolf & & Company, P.C.’s independence.
Pre-Approval of Services by the Independent Registered Public Accounting Firm
     The Audit Committee will consider on a case-by-case basis and, if appropriate, approve all audit and non-audit services to be provided by the Company’s independent registered public accounting firm. Alternatively, the Audit Committee may adopt a policy for pre-approval of audit and permitted non-audit services by the Company’s independent registered public accounting firm. For 2010 and 2009, of the Audit-Related Fees, Tax Fees and All Other Fees paid to Wolf & Company, P.C., 100% were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(b) The following exhibits are filed as part of this Report on Form 10-K/A:

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2011.

LEGACY BANCORP, INC.
By:	/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

LEGACY BANCORP, INC.
Date: April 29, 2011	/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: April 29, 2011	/s/ Paul H. Bruce
Paul H. Bruce
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 29, 2011	/s/ Patrick J. Sullivan
Patrick J. Sullivan
President

Date: April 29, 2011	/s/ Eugene A. Dellea
Eugene A. Dellea
Director

Date: April 29, 2011	/s/ David L. Klausmeyer
David L. Klausmeyer
Director

Date: April 29 , 2011	/s/ Barton D. Raser
Barton D. Raser
Director

Date: April 29, 2011	/s/ Anne W. Pasko
Anne W. Pasko
Director

Date: April 29, 2011	/s/ Robert B. Trask
Robert B. Trask
Director

Date: April 29, 2011	/s/ Dorothy B. Winsor
Dorothy B. Winsor
Director

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Paul H. Bruce