Form 10-Q
period 2011-03-31
Legacy Bancorp, Inc.
filed 2011-05-10
CIK 1332199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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
Yes ☐   No ☑
The number of shares of Common Stock outstanding as of May 9, 2011 was 8,631,732.

LEGACY BANCORP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$13,947	$12,186
Short-term investments	13,680	14,906

Cash and cash equivalents	27,627	27,092

Securities — available for sale	191,853	185,688
Securities — held to maturity	97	97
Restricted equity securities and other investments — at cost	16,863	16,546
Loans held for sale	785	3,839
Loans, net of allowance for loan losses of $8,694 in 2011 and $9,010 in 2010	592,739	607,102
Premises and equipment, net	18,823	19,142
Accrued interest receivable	2,577	2,631
Goodwill, net	11,558	11,558
Mortgage servicing rights	776	737
Other intangible assets	2,675	2,888
Net deferred tax asset	12,428	12,684
Bank-owned life insurance	17,058	17,047
Foreclosed assets	2,365	2,216
Other assets	7,333	7,610

	$905,557	$916,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$78,115	$75,116
Interest-bearing	598,680	610,129

Total deposits	676,795	685,245

Securities sold under agreements to repurchase	3,671	5,329
Federal Home Loan Bank advances	105,385	105,388
Mortgagors’ escrow accounts	1,006	1,211
Accrued expenses and other liabilities	6,886	8,145

Total liabilities	793,743	805,318

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock ($.01 par value, 10,000,000 shares authorized, none issued or outstanding)	—	—
Common Stock ($.01 par value, 40,000,000 shares authorized and 10,308,600 issued at March 31, 2011 and December 31, 2010; 8,631,732 outstanding at March 31, 2011 and December 31, 2010)	103	103
Additional paid-in-capital	103,125	103,168
Unearned compensation — ESOP	(6,956)	(6,956)
Unearned compensation — Equity Incentive Plans	(853)	(1,053)
Retained earnings	39,434	39,114
Accumulated other comprehensive loss	(455)	(233)
Treasury stock, at cost (1,676,868 shares at March 31, 2011 and December 31, 2010)	(22,584)	(22,584)

Total stockholders’ equity	111,814	111,559

	$905,557	$916,877

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Interest and dividend income:
Loans	$8,018	$9,296
Securities:
Taxable	870	1,185
Tax-exempt	20	167
Short-term investments	4	6

Total interest and dividend income	8,912	10,654

Interest expense:
Deposits	1,844	2,439
Federal Home Loan Bank advances	1,016	1,449
Other borrowed funds	5	10

Total interest expense	2,865	3,898

Net interest income	6,047	6,756
Provision for loan losses	41	2,421

Net interest income, after provision for loan losses	6,006	4,335

Non-interest income:
Customer service fees	724	722
Portfolio management fees	543	280
Income from bank-owned life insurance	140	154
Insurance, annuities and mutual fund fees	51	20
Gain on sales of securities, net	27	101
Impairment losses on investments	(36)	(299)
Gain on sales of loans, net	139	60
Miscellaneous	14	11

Total non-interest income	1,602	1,049

Non-interest expenses:
Salaries and employee benefits	2,826	3,475
Occupancy and equipment	1,018	991
Data processing	699	694
Professional fees	302	323
Advertising	89	319
FDIC deposit insurance	305	269
Foreclosed assets, net	330	118
Other general and administrative	944	984

Total non-interest expenses	6,513	7,173

Income (loss) before income taxes	1,095	(1,789)
Provision (benefit) for income taxes	372	(545)

Net income (loss)	$723	$(1,244)

Earnings (loss) per share
Basic	$0.09	$(0.15)
Diluted	$0.09	$(0.15)

Weighted average shares outstanding
Basic	8,014,817	8,028,621
Diluted	8,052,772	8,028,621
See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Dollars in thousands, except per share amounts)
(Unaudited)

					Unearned		Accumulated
			Additional	Unearned	Compensation —		Other		Total
	Common Stock		Paid-in	Compensation —	Equity	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	ESOP	Incentive Plan	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2009	8,734,712	$103	$102,788	$(7,322)	$(2,078)	$48,998	$711	$(21,833)	$121,367

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(1,244)	—	—	(1,244)
Net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	333	—	333

Total comprehensive income (loss)									(911)

Cash dividends declared ($0.05 per share)	—	—	—	—	—	(408)	—	—	(408)
Common stock repurchased — 5% stock repurchase									—
Program announced March 2009	(15,200)	—	—	—	—	—	—	(145)	(145)
Stock option expense	—	—	69	—	—	—	—	—	69
Restricted stock expense	—	—	—	—	220	—	—	—	220
Common stock held by ESOP committed to be released (13,745 shares)	—	—	—	183	—	(51)	—	—	132

Balance at March 31, 2010	8,719,512	$103	$102,857	$(7,139)	$(1,858)	$47,295	$1,044	$(21,978)	$120,324

Balance at December 31, 2010	8,631,732	$103	$103,168	$(6,956)	$(1,053)	$39,114	$(233)	$(22,584)	$111,559

Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	723	—	—	723
Net unrealized gain/loss on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(222)	—	(222)

Total comprehensive income (loss)									501

Cash dividends declared ($0.05 per share)	—	—	—	—	—	(403)	—	—	(403)
Stock option expense net of cumulative forfeitures	—	—	(48)	—	—	—	—	—	(48)
Restricted stock expense	—	—	5	—	200	—	—	—	205

Balance at March 31, 2011	8,631,732	$103	$103,125	$(6,956)	$(853)	$39,434	$(455)	$(22,584)	$111,814

See accompanying notes to consolidated financial statements

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$723	$(1,244)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	41	2,421
Net amortization of securities	149	205
Amortization of mortgage servicing rights	33	23
Amortization of other intangible assets	213	154
Depreciation and amortization expense	374	395
(Gain) loss on sales/impairment of securities, net	9	198
Loss on sales/writedowns of foreclosed real estate, net	213	75
Gain on sales of loans, net	(139)	(60)
Loans originated for sale	(6,860)	(5,667)
Proceeds from sales of loans	9,981	5,415
Share-based compensation expense	157	289
Deferred tax provision	390	1,195
Employee Stock Ownership Plan expense	—	132
Net change in:
Bank-owned life insurance	(143)	(156)
Accrued interest receivable	54	115
Other assets	277	(2,517)
Accrued expenses and other liabilities	(1,259)	1,323

Net cash provided by operating activities	4,213	2,296

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	2,097	2,141
Maturities, prepayments and calls	22,935	28,010
Purchases	(31,675)	(42,494)
Purchase of other investments	(353)	(196)
Loan originations and purchases, net of principal payments	13,827	9,986
Redemption of bank-owned life insurance	132	—
Additions to premises and equipment	(55)	(481)
Proceeds from sales of foreclosed assets	133	—

Net cash provided (used) by investing activities	7,041	(3,034)

(continued)
See accompanying notes to consolidated financial statements.

LEGACY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Cash flows from financing activities:
Net (decrease) increase in deposits	(8,450)	9,866
Net decrease in securities sold under agreements to repurchase	(1,658)	(221)
Repayment of Federal Home Loan Bank advances	(13,760)	(13,021)
Proceeds from Federal Home Loan Bank advances	13,757	3,018
Net (decrease) increase in mortgagors’ escrow accounts	(205)	37
Repurchase of common stock	—	(145)
Payment of dividends on common stock	(403)	(408)

Net cash used by financing activities	(10,719)	(874)

Net change in cash and cash equivalents	535	(1,612)

Cash and cash equivalents at beginning of period	27,092	40,155

Cash and cash equivalents at end of period	$27,627	$38,543

Supplemental cash flow information:
Interest paid on deposits	$1,915	$2,497
Interest paid on Federal Home Loan Bank advances	1,134	1,433
Interest paid on other borrowed funds	5	10
Income taxes paid	20	100
Non-cash activities:
Real estate acquired through foreclosure	495	708
See accompanying notes to consolidated financial statements.

LEGACY BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Recent Developments
On December 21, 2010, Legacy Bancorp, Inc. (“Legacy” or the “Company”) and Berkshire Hills Bancorp, Inc. (“Berkshire”) jointly announced the execution of a definitive agreement whereby Berkshire will acquire Legacy in a 90% stock and 10% cash transaction. As a result of the merger, Legacy’s shareholders will become shareholders of Berkshire and will receive 0.56385 shares of Berkshire common stock plus $1.30 cash for each share of Legacy common stock they own. The transaction is expected to be completed during the third quarter of 2011, subject to the approval of regulators and shareholders of both companies. Berkshire’s common stock is listed on the NASDAQ Global Select Market under the trading symbol “BHLB”. On May 9, 2011, the closing sales price of a share of Berkshire common stock was $21.13.
2. Basis of presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Legacy Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, LB Funding Corporation and Legacy Banks (the “Bank”). The accounts of the Bank include all of its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are necessary for a fair presentation. Financial tables are presented in thousands ($000’s) unless otherwise indicated. The results shown for the interim period ended March 31, 2011 are not necessarily indicative of the results to be obtained for the year ending December 31, 2011. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 2010.
3. Recent Accounting Pronouncements
In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. The Company adopted this Update as of January 1, 2011 and this adoption did not have a significant impact on the Company’s consolidated financial statements. The Company has provided the disclosures required as of March 31, 2011 in Note 9.
In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This Update provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”). This Update is effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption. The measurement of impairment should be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of this Update. In addition, the TDR disclosures required by ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses should be provided beginning in the period of adoption of this Update. The Company will adopt this Update on July 1, 2011 and is currently evaluating the impact of adoption on its consolidated financial statements.
In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The update will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

4. Earnings Per Share
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

	Three Months Ended March 31,
	2011	2010

Net income (loss) applicable to common stock (000’s)	$723	$(1,244)

Average number of shares issued	10,308,600	10,308,600
Less: average unallocated ESOP shares	(522,755)	(549,640)
Less: average treasury shares	(1,676,868)	(1,581,449)
Less: average unvested restricted stock awards	(94,160)	(148,890)

Average number of basic shares outstanding	8,014,817	8,028,621

Plus: dilutive unvested restricted stock awards	31,141	—
Plus: diluted stock option shares	6,814	—

Average number of diluted shares outstanding	8,052,772	8,028,621

Basic earnings (loss) per share	$0.09	$(0.15)
Diluted earnings (loss) per share	$0.09	$(0.15)
5. Comprehensive Income (Loss)
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income.
The components of other comprehensive income (loss) and related tax effects for available-for-sale securities follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Securities
Net unrealized holding (losses) gains on available for sale (AFS) securities	$(329)	$631
Reclassification adjustment for gains on sales of AFS securities	(27)	(101)

	(356)	530
Tax effect	134	(197)

Net-of-tax amount	$(222)	$333

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Securities
Net unrealized holding gains on available for sale securities	$(469)	$(112)
Tax effects	183	48

Net-of-tax amount	(286)	(64)

Directors’ Fee Plan
Unrecognized net actuarial loss and prior service costs	(285)	(285)
Tax effect	116	116

Net-of-tax amount	(169)	(169)

	$(455)	$(233)

6. Dividends
On March 9, 2011, the Company declared a cash dividend of $0.05 per share of common stock which was paid on April 1, 2011 to shareholders of record as of the close of business on March 20, 2011.
7. Commitments and Other Contingencies
Outstanding loan commitments and other contingencies totaled $112.7 million at March 31, 2011, compared to $118.2 million as of December 31, 2010. Loan commitments and other contingencies primarily consist of commitments to originate new loans as well as the outstanding unused portions of home equity and other lines of credit, unadvanced funds on construction loans and commercial real estate partnership capital commitments.
8. Securities
The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, follows:

		March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available for Sale
Debt securities:
Government-sponsored enterprises (GSE)	$144,881	$125	$(1,069)	$143,937
Municipal	1,599	25	(9)	1,615
GSE residential mortgage-backed	5,775	228	—	6,003
U.S. Government guaranteed residential mortgage-backed	39,702	508	(378)	39,832

Total debt securities	191,957	886	(1,456)	191,387

Marketable equity securities	365	101	—	466

Total securities available for sale	$192,322	$987	$(1,456)	$191,853

Securities Held to Maturity
Other bonds and obligations	$97	$—	$—	$97

		December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities Available for Sale
Debt securities:
Government-sponsored enterprises (GSE)	$132,221	$244	$(841)	$131,624
Municipal	3,145	36	(36)	3,145
Corporate and other	401	1	—	402
GSE residential mortgage-backed	6,370	225	(1)	6,594
U.S. Government guaranteed residential mortgage-backed	42,775	522	(330)	42,967

Total debt securities	184,912	1,028	(1,208)	184,732

Marketable equity securities	888	114	(46)	956

Total securities available for sale	$185,800	$1,142	$(1,254)	$185,688

Securities Held to Maturity
Other bonds and obligations	$97	$—	$—	$97

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2011 is as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)

Within 1 year	$8,791	$8,825	$—	$—
Over 1 year to 5 years	113,652	112,978	82	82
Over 5 years to 10 years	12,099	11,974	—	—
Over 10 years	11,938	11,775	15	15

Total bonds and obligations	146,480	145,552	97	97
Mortgage-backed	45,477	45,835	—	—

Total debt securities	$191,957	$191,387	$97	$97

For the three months ended March 31, 2011 and 2010, proceeds from the sale and call of securities available for sale amounted to $6.1 million and $8.2 million respectively. Gross gains of $84,000 and $226,000, respectively, and gross losses of $60,000 and $111,000, respectively, were realized on those sales. Gross gains on called securities were $4,000 and $6,000, respectively and gross losses were $1,000 and $20,000, respectively in the three months ended 2011 and 2010.
Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
		(Dollars in thousands)
March 31, 2011:
Debt securities:
Government-sponsored enterprises (GSE)	$1,069	$104,056	$—	$—
Municipal	9	605	—	—
U.S. Government guaranteed residential mortgage-backed	338	14,894	40	1,199

Total debt securities	1,416	119,555	40	1,199
Marketable equity securities	—	—	—	—

Total temporarily impaired securities	$1,416	$119,555	$40	$1,199

December 31, 2010:
Debt securities:
Government-sponsored enterprises (GSE)	$841	$73,475	$—	$—
Municipal	36	1,577	—	—
GSE residential mortgage-backed	—	—	1	131
U.S. Government guaranteed residential mortgage-backed	330	17,235	—	—

Total debt securities	1,207	92,287	1	131
Marketable equity securities	46	302	—	—

Total temporarily impaired securities	$1,253	$92,589	$1	$131

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At March 31, 2011, temporarily impaired debt and mortgage-backed securities have unrealized losses from the Company’s amortized cost basis as follows:

			Gross
	# of	Amortized	Unrealized	% of
	Securities	Cost	Loss	Depreciation
		(Dollars in thousands)

Government-sponsored enterprises (GSE)	133	$105,125	$1,069	1.0%
Municipal	2	614	9	1.5%
U.S. Government guaranteed residential mortgage-backed	22	16,472	378	2.3%
The unrealized losses on the Company’s investment in debt securities and mortgage-backed securities issued by the U.S. government, government-sponsored enterprises and municipal governments were generally caused by interest rate changes. These investments are guaranteed or sponsored by the U.S. Government or an agency thereof or by the municipal government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company has not decided to sell the securities, and it is more likely than not it will not have to sell the securities before recovery of its cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.
For the quarter ended March 31, 2011 the Company recognized OTTI losses totaling $36,000 on its investment in certain commercial real estate partnerships which are carried at cost and evaluated for impairment quarterly based on an analysis of the financial statements of the partnerships and underlying real estate projects. At March 31, 2011, the Company had potential additional capital calls of approximately $3.9 million related to these partnership investments. These investments are not redeemable, but are transferrable. The partnerships have limited remaining lives ranging from two to seven years (2012 - 2017) over which the underlying assets are expected to be liquidated by the partnerships.
9. Loans
The following table sets forth the composition of the Bank’s loan portfolio (excluding loans held for sale) in dollar amounts and as a percentage of the respective portfolio at the dates indicated:

	At March 31, 2011		At December 31, 2010
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Mortgage loans on real estate:
Residential	$257,034	42.83%	$266,166	43.30%
Land notes	9,777	1.63	10,599	1.72
Home equity	72,679	12.11	74,328	12.09
Commercial	207,315	34.55	211,431	34.40
Commercial contruction	13,496	2.24	13,596	2.21

	560,301	93.36	576,120	93.72

Other loans:
Commercial	29,629	4.94	28,123	4.57
Consumer and other	10,196	1.70	10,518	1.71

	39,825	6.64	38,641	6.28

Total loans	600,126	100.00%	614,761	100.00%

Other Items:
Net deferred loan costs	1,307		1,351
Allowance for loan losses	(8,694)		(9,010)

Total Loans, net	$592,739		$607,102

The Company has transferred a portion of its originated commercial real estate and commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying consolidated balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2011 and December 31, 2010, the Company was servicing loans for participants aggregating $13.2 million and $11.7 million, respectively.
Information pertaining to the allowance for loan losses, by segment, at March 31, 2011 and December 31, 2010 follows:

	March 31, 2011
	Residential		Commercial	Home	Commercial	Consumer
	Residential	Land Notes	Mortgages	Equity	Business	and other	Total
Amount of allowance for loans individually evaluated for impairement	$164	$313	$266	$—	$69	$—	$812
Amount of allowance for loans collectively evaluated for impairement	$1,028	$568	$5,085	$400	$576	$225	$7,882
Loans individually evaluated for impairement	$3,642	$579	$10,408	$313	$248	$2	$15,192
Loans collectively evaluated for impairement	$253,392	$9,198	$210,403	$72,366	$29,381	$10,194	$584,934

	December 31, 2010
	Residential		Commercial	Home	Commercial	Consumer
	Residential	Land Notes	Mortgages	Equity	Business	and other	Total
Amount of allowance for loans individually evaluated for impairement	$75	$422	$496	$—	$69	$—	$1,062
Amount of allowance for loans collectively evaluated for impairement	$1,276	$585	$4,789	$446	$598	$254	$7,948
Loans individually evaluated for impairement	$3,445	$778	$11,938	$120	$545	$5	$16,831
Loans collectively evaluated for impairement	$262,721	$9,821	$213,089	$74,208	$27,578	$10,513	$597,930

The following table sets forth activity in the Bank’s allowance for loan losses for the periods indicated:

	For the three months ended March 31, 2011
	Residential	Land	Commercial	Home	Commercial	Consumer
	Mortgages	Notes	Mortgages	Equity	Business	& Other	Total

Beginning balance	$1,351	$1,007	$5,285	$446	$667	$254	$9,010
Charge-offs	(54)	—	(349)	—	—	(33)	(436)
Recoveries	—	—	—	—	70	9	79
Provision	91	(126)	70	(9)	—	15	41

Ending balance	$1,388	$881	$5,006	$437	$737	$245	$8,694

	For the three months ended March 31, 2010
	Residential	Land	Commercial	Home	Commercial	Consumer
	Mortgages	Notes	Mortgages	Equity	Business	& Other	Total

Beginning balance	$1,041	$36	$8,922	$348	$561	$181	$11,089
Charge-offs	(35)	—	(5,177)	—	(198)	(20)	(5,430)
Recoveries	—	—	—	—	—	19	19
Provision	(5)	(2)	2,231	(4)	206	(5)	2,421

Ending balance	$1,001	$34	$5,976	$344	$569	$175	$8,099

The allowance consists of general, allocated and unallocated components, as further described below.
General component: The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, land notes, commercial real estate, home equity loans, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. While there were no changes in the Company’s general policies or methodology pertaining to the general component of the allowance for loan losses during 2010, certain general reserve ratios were increased during 2010 mainly to reflect the greater risks and uncertainties resulting from the current economy. There were no adjustments to the general reserve ratios for the three months ended March 31, 2011.
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
The Company also maintains a reserve for unfunded credit commitments to provide for the risk of loss inherent in these arrangements. This reserve is determined using a methodology similar to the analysis of the allowance for loan losses, taking into consideration probabilities of future funding requirements. This reserve for unfunded commitments is included in other liabilities and amounted to $266,000 and $269,000 at March 31, 2011 and December 31, 2010, respectively.
The following is a summary of past due and non-accrual loans, by class, at March 31, 2011 and December 31, 2010:

	March 31, 2011
					Past due 90
			Greater		days or more	Loan on
	30-59 Days	60-89 Days	Than 90	Total Past	and still	non-
	Past Due	Past Due	Days	Due	accruing	accrual

Mortgage loans on real estate
Residential	$1,424	$—	$3,524	$4,948	$—	$3,524
Land notes	248	82	313	643	—	313
Home equity	930	14	277	1,221	—	277
Commercial	2,166	—	6,485	8,651	—	6,485
Commercial Construction	—	—	1,589	1,589	—	1,589
Other Loans
Commercial	245	108	183	536	—	183
Consumer and other	13	1	2	16	—	2

	$5,026	$205	$12,373	$17,604	$—	$12,373

	December 31, 2010
					Past due 90
			Greater		days or more	Loan on
	30-59 Days	60-89 Days	Than 90	Total Past	and still	non-
	Past Due	Past Due	Days	Due	accruing	accrual

Mortgage loans on real estate
Residential	$1,400	$799	$3,445	$5,644	$—	$3,445
Land notes	139	89	422	650	—	422
Home equity	178	14	120	312	—	120
Commercial	—	125	7,247	7,372	—	7,247
Commercial Construction	—	—	1,190	1,190	—	1,190
Other Loans
Commercial	415	166	315	896	—	315
Consumer and other	290	1	5	296	—	5

	$2,422	$1,194	$12,744	$16,360	$—	$12,744

The following is a summary of impaired loans, by class, at March 31, 2011 and December 31, 2010:

				For the three months ended
	At March 31, 2011			March 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Residential real estate	$2,576	$2,576	$—	$3,275	$23
Land notes	266	266	—	266	—
Home equity	313	313	—	385	—
Commercial real estate	6,838	9,918	—	7,364	46
Commercial construction	1,589	6,035	—	1,236	—
Commercial	145	367	—	150	7
Consumer and other	2	2	—	8	—

Total	11,729	19,477	—	12,684	76

Impaired loans with a valuation allowance:
Residential real estate	$1,066	$1,066	$164	$887	$—
Land notes	313	313	313	313	—
Home equity	—	—	—	—	—
Commercial real estate	1,981	1,981	266	1,985	26
Commercial construction	—	—	—	—	—
Commercial	103	103	69	104	2
Consumer and other	—	—	—	—	—

Total	3,463	3,463	812	3,289	28

Total impaired loans	$15,192	$22,940	$812	$15,973	$104

	At December 31, 2010
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Residential real estate	$2,912	$2,963	$—
Land notes	356	356	—
Home equity	120	120	—
Commercial real estate	7,324	10,235	—
Commercial construction	1,190	5,636	—
Commercial	433	690	—
Consumer and other	5	5	—

Total	12,340	20,005	—

Impaired loans with a valuation allowance:
Residential real estate	$533	$533	$75
Land notes	422	422	422
Home equity	—	—	—
Commercial real estate	3,424	3,424	496
Commercial construction	—	—	—
Commercial	112	112	69
Consumer and other	—	—	—

Total	4,491	4,491	1,062

Total impaired loans	$16,831	$24,496	$1,062

For the year ended December 31, 2010, the average balance of impaired loans was $26.4 million. No additional funds are committed to be advanced in connection with impaired loans. The $15.2 million of impaired loans at March 31, 2011 include $12.4 million of non-accrual loans and $811,000 of accruing troubled debt restructured loans as of March 31, 2011. The remaining $2 million are loans that the Company believes based on current information and events it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

The Company utilizes a seven grade internal loan rating system for commercial real estate and commercial loans as follows:
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
The following table presents the Company’s loans by risk rating at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Commercial		Commercial
	Real Estate	Commercial	Real Estate	Commercial

Loans rated 1-3A	$182,296	$24,458	$177,985	$20,474
Loans rated 4	15,959	2,251	17,900	1,988
Loans rated 5	22,556	2,869	29,142	5,603
Loans rated 6	—	51	—	58
Loans rated 7	—	—	—	—

	$220,811	$29,629	$225,027	$28,123

10. Fair Values of Assets and Liabilities

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
Securities available for sale — The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities. Securities measured at fair value in Level 2 are based on unadjusted independent market-based prices received from a third-party pricing service who utilizes pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include debt and mortgage-backed securities issued by government-sponsored enterprises including Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Government National Mortgage Association (GNMA) bonds, municipal bonds and corporate and other securities. The Company does not have any available-for-sale securities measured at fair value in Level 3 as of March 31, 2011 or December 31, 2010.
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
Accrued interest — The carrying amounts of accrued interest approximate fair value.
Assets measured at fair value on a recurring basis are summarized below:

	March 31, 2011
	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
Assets
Debt Securities:
Government-sponsored enterprises (GSE)	$—	$143,937	$—	$143,937
Municipal bonds	—	1,615	—	1,615
GSE residential mortgage-backed	—	6,003	—	6,003
U.S. Government guaranteed residential mortgage-backed	—	39,832	—	39,832
Marketable equity securities	466	—	—	466

Securities available for sale	466	191,387	—	191,853

Total assets	$466	$191,387	$—	$191,853

	December 31, 2010
	Level 1	Level 2	Level 3	Fair Value
		(Dollars in thousands)
Assets
Debt Securities:
Government-sponsored enterprises (GSE)	$—	$131,624	$—	$131,624
Municipal bonds	—	3,145	—	3,145
Corporate bonds and other obligations	—	402	—	402
GSE residential mortgage-backed	—	6,594	—	6,594
U.S. Government guaranteed residential mortgage-backed	—	42,967	—	42,967
Marketable equity securities	956	—	—	956

Securities available for sale	956	184,732	—	185,688

Total assets	$956	$184,732	$—	$185,688

There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2011. There were no liabilities measured at fair value at March 31, 2011 or December 31, 2010.
Also, the Company may be required, from time to time, to measure certain other assets or liabilities on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2011 and 2010. The gains or losses represent the amount of the write-down recorded during the periods noted on the assets held at period end.

				Quarter Ended
	March 31, 2011			March 31, 2011
				Total
	Level 1	Level 2	Level 3	Gains/(Losses)
	(Dollars in thousands)
Assets
Impaired loans	$—	$—	$10,861	$20
Other investments	—	—	4,132	(36)
Foreclosed assets	—	—	2,365	(213)

Total assets	$—	$—	$17,358	$(229)

				Quarter Ended
	March 31, 2010			March 31, 2010
				Total
	Level 1	Level 2	Level 3	Gains/(Losses)
	(Dollars in thousands)
Assets
Impaired loans	$—	$—	$16,380	$(2,103)
Other investments	—	—	4,449	(299)
Foreclosed assets	—	—	1,781	(75)

Total assets	$—	$—	$22,610	$(2,477)

Impaired loans: Certain impaired loans held for investment were written down to the fair value, less costs to sell, of the underlying collateral securing these loans of $10.8 million. Most of these writedowns occurred in prior periods. For the three month period ended March 31, 2011, adjustments related to these loans resulted in a net recovery of $20,000 which was recognized in earnings through the provision for loan losses. The fair value of the collateral used by the Company represents that amount expected to be received from the sale of the property as determined by an independent, licensed or certified appraiser in accordance with Uniform Standards of Professional Appraisal Practice, using observable market data and discounted as considered necessary by management based on the date of valuation and new information deemed relevant to the valuation.
Other investments: The Bank maintains an equity investment in several commercial real estate funds. These funds invest in various types of commercial real estate throughout the country with the intent of generating an above-average rate of return. In 2010 these equity investments were deemed impaired and adjusted to fair value based on an analysis of the fund’s financial statements and underlying real estate projects. The values provided by the fund’s financial statements were adjusted by management to recognize unobservable inputs for specific characteristics of the investments, including, but not limited to, the investments’ liquidity and marketability, the Bank’s ownership percentage, and the nature and type of underlying investments within the funds. This adjustment is highly judgmental and resulted in a loss of $36,000 for the three month period ended March 31, 2011 which was recognized through OTTI charges.
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

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$27,627	$27,627	$27,092	$27,092
Securities — Available for sale	191,853	191,853	185,688	185,688
Securities — Held to maturity	97	97	97	97
Federal Home Loan Bank of Boston stock	10,932	10,932	10,932	10,932
Savings Bank Life Insurance stock	1,709	1,709	1,709	1,709
Other investments	4,222	4,222	3,905	3,905
Loans and loans held for sale	593,524	607,248	610,941	626,967
Accrued interest receivable	2,577	2,577	2,631	2,631

Financial liabilities:
Deposits	676,795	682,351	685,245	691,501
Repurchase agreements	3,671	3,671	5,329	5,329
FHLB advances	105,385	112,081	105,388	112,882
Mortgagors’ escrow accounts	1,006	1,006	1,211	1,211
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis discusses the changes in financial position and results of operations of Legacy Bancorp, Inc. and subsidiaries, and should be read in conjunction with both the unaudited consolidated interim financial statements and the notes thereto, appearing in Part I, Item 1 of this report, as well as the “Management’s Discussion and Analysis” section included in the Company’s most recent Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 2010.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified as such. In addition, certain statements may be contained in our future filings with the SEC, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of our plans, objectives and expectations or those of our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: local, regional, national and international economic conditions and the impact they may have on us and our customers and our assessment of that impact, changes in the level of non-performing assets and charge-offs; changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; inflation, interest rate, securities market and monetary fluctuations; political instability; acts of war or terrorism; the timely development and acceptance of new products and services and perceived overall value of these products and services by users; changes in consumer spending, borrowings and savings habits; changes in the financial performance and/or condition of our borrowers; technological changes; acquisitions and integration of acquired businesses; the ability to increase market share and control expenses; changes in the competitive environment among financial holding companies and other financial service providers; the quality and composition of our loan or investment portfolio; the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which we and our subsidiaries must comply; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; changes in our organization, compensation and benefit plans; the costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; greater than expected costs or difficulties related to the opening of new branch offices or the integration of new products and lines of business, or both; and/or our success at managing the risk involved in the foregoing items.

Critical Accounting Policies
Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. We consider the following to be critical accounting policies:
Allowance for Loan Losses: The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Please refer to note 9: Loans within Item 1 for a more detailed discussion of the allowance for loan losses.
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
Fair Values of Assets and Liabilities: The Company groups its assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Please refer to note 10: Fair Values of Assets and Liabilities within Item 1 for a more detailed discussion of fair value.
Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The Company recorded goodwill in connection with the purchase of a financial institution in 1997. Additionally, the Company recorded goodwill in connection with the purchase of branch offices in December 2007 and in March 2009. Most recently, in the second quarter of 2010, the Company recorded goodwill in connection with the acquisition of a wealth management company located in Pittsfield, Massachusetts. The total book value of goodwill is approximately $11.6 million and $9.7 million as of March 31, 2011 and 2010, respectively.
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
Comparison of Financial Condition at March 31, 2011 and December 31, 2010
Overview: Total assets have decreased $11.3 million, or 1.2%, from $916.9 million at December 31, 2010 to $905.6 million at March 31, 2011. Within the overall balance sheet, investment securities increased while net loans decreased. On the liability side, the Company had an overall decrease in deposits of $8.5 million, as well as smaller decreases in repurchase agreements and other accrued liabilities, as discussed below.
Investment Activities: Cash and short-term investments increased by $535,000, or 2.0%, from $27.1 million at December 31, 2010 to $27.6 million at March 31, 2011. Available for sale securities increased $6.2 million, or 3.3%, from $185.7 million at December 31, 2010 to $191.9 million, or 21.2% of total assets, at March 31, 2011. The portfolio consists primarily of debt obligations issued by certain government-sponsored agencies, including municipalities. Additionally, the portfolio includes mortgage-backed securities with a fair value of $45.8 million, all of which are issued or backed by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) or other government-sponsored agencies. Restricted equity securities and other investments totaled $16.9 million at March 31, 2011 and consisted primarily of stock in the Federal Home Loan Bank of Boston (FHLBB) totaling $10.9 million, which must be held as a condition of membership in the Federal Home Loan Bank System and as a condition to Legacy Banks’ borrowing under the FHLBB advance program. Other investments also include interests in certain commercial real estate investment partnerships of $4.1 million. At March 31, 2011 the Company had potential additional capital calls of approximately $3.9 million related to these partnership investments. The remaining $1.8 million consisted of investments in Savings Bank Life Insurance of Massachusetts, the Community Investment Fund, Depositors Insurance Fund and other investments. The following table sets forth at the dates indicated information regarding the amortized cost and fair values of the Company’s investment securities.

	At March 31, 2011		At December 31, 2010
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
		(Dollars in thousands)

Securities available for sale:
Government-sponsored enterprises (GSE)	$144,881	$143,937	$132,221	$131,624
Municipal bonds	1,599	1,615	3,145	3,145
Corporate bonds and other obligations	—	—	401	402
GSE residential mortgage-backed	5,775	6,003	6,370	6,594
U.S. Government guaranteed residential mortgage-backed	39,702	39,832	42,775	42,967

Total debt securities	191,957	191,387	184,912	184,732

Marketable equity securities	365	466	888	956

Total securities available for sale	192,322	191,853	185,800	185,688

Securities held to maturity:
Other bonds and obligations	97	97	97	97

Restricted equity securities and other investments:
Federal Home Loan Bank of Boston stock	10,932	10,932	10,932	10,932
Savings Bank Life Insurance	1,709	1,709	1,709	1,709
Real estate partnerships	4,132	4,132	3,815	3,815
Other investments	90	90	90	90

Total restricted equity securities and other investments	16,863	16,863	16,546	16,546

Total securities	$209,282	$208,813	$202,443	$202,331

Lending Activities: Total net loans, excluding loans held for sale, at March 31, 2011 were $592.7 million, a decrease of $14.3 million, or 2.4%, from $607.1 million at December 31, 2010. Residential mortgages decreased $9.1 million, or 3.4% as the majority of the residential mortgage activity was in the 15 and 30 year fixed rate categories, products which the Bank generally sells in the secondary market with servicing retained. Commercial real estate loans decreased $4.1 million, or 1.9%, during the quarter primarily due to loan payoffs. This decrease was offset somewhat by a $1.5 million, or 5.4% increase in other commercial loans. Please refer to note 9: Loans within Item 1 for a more detailed discussion of the loan balances.

Non-performing Assets: The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. If the non-accrual loans had been current, the gross interest income that would have been recorded was approximately $204,000 for the three month period ended March 31, 2011. At March 31, 2011 the Bank had nine loans totaling $3.3 million considered to be troubled debt restructurings (a loan for which a portion of interest or principal has been forgiven or the loan is modified at an interest rate less than current market rates). Of this amount, approximately $2.5 million is included as part of the $12.4 million of non-performing loans as of March 31, 2011. At December 31, 2010 Legacy Banks had fourteen loans totaling $4.5 million considered to be troubled debt restructurings.

	At March 31,	At December 31,
	2011	2010
	(Dollars in thousands)

Non-accrual loans:
Residential real estate	$3,524	$3,445
Land notes	313	422
Home equity	277	120
Commercial real estate	6,485	7,247
Commercial construction	1,589	1,190
Commercial	183	315
Consumer and other	2	5

Total non-accrual loans	12,373	12,744

Loans greater than 90 days delinquent and still accruing:
Residential real estate	—	—
Land notes	—	—
Home equity	—	—
Commercial real estate	—	—
Commercial construction	—	—
Commercial	—	—
Consumer and other	—	—

Total loans 90 days delinquent and still accruing	—	—

Total non-performing loans	12,373	12,744

Other real estate owned	2,365	2,216

Total non-performing assets (NPAs)	$14,738	$14,960

Troubled debt restructurings included in NPAs	$2,492	$2,451
Troubled debt restructurings not included in NPAs	811	2,098

Total troubled debt restructurings	$3,303	$4,549

Ratios:
Non-performing loans to total loans	2.06%	2.07%
Non-performing assets to total assets	1.63%	1.63%
Overall nonperforming loans (NPLs) were $12.4 million at March 31, 2011, a decrease of $371,000 as compared to December 31, 2010. Collateral dependent loans are adjusted to fair value less selling costs by partial charge-offs once the loss is confirmed on a case by case basis after considering factors such as the borrowers’ resources, expectation of foreclosure and alternative sources of recovery. The Bank continues to monitor all loans very closely and analyze their balance to the value of any underlying collateral, with the establishment of a specific reserve against the loan if deemed necessary. Loans are generally placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due.
Allowance for Loan Losses: While the Bank believes that it has established adequate allocated and general allowances for losses on loans, adjustments to the allowance may be necessary if future conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Bank’s regulators periodically review the allowance for loan losses. These regulatory agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination, thereby negatively affecting the Bank’s financial condition and earnings. Please refer to note 9: Loans within Item 1 for a more detailed discussion of the allowance for loan losses. The following table sets forth summary activity in the Bank’s allowance for loan losses for the periods indicated:

	At or for the three months
	ended March 31,
	2011	2010
	(Dollars in thousands)

Balance at beginning of period	$9,010	$11,089

Total charge-offs	(436)	(5,430)
Total recoveries	79	19

Net recoveries (charge-offs)	(357)	(5,411)
Provision for loan losses	41	2,421

Balance at end of period	$8,694	$8,099

Ratios:
Net recoveries (charge-offs) to average loans outstanding — 12 month rolling average	(1.16%)	(0.88%)
Allowance for loan losses to non-performing loans at end of period	70.27%	66.56%
Allowance for loan losses to total loans at end of period	1.45%	1.25%
Mortgage Servicing Rights: The Company had $776,000 of mortgage servicing rights on its balance sheet as of March 31, 2011 as compared to $737,000 at December 31, 2010. The Company recorded servicing fee income of $39,000 for the three month period ended March 31, 2011. The amount of mortgages serviced by the Company for others amounted to approximately $112.5 million as of March 31, 2011.
Deposits: The following table sets forth the Bank’s deposit accounts (excluding escrow deposits) at the dates indicated:

	At March 31, 2011		At December 31, 2010
	Balance	Percent	Balance	Percent
		(Dollars in thousands)

Deposit type:
Demand	$78,115	11.54%	$75,116	10.96%
Regular savings	54,610	8.07	53,504	7.81
Relationship savings	144,431	21.34	142,110	20.74
Money market deposits	62,701	9.26	68,611	10.01
NOW deposits	47,243	6.98	48,197	7.03

Total transaction accounts	387,100	57.20	387,538	56.55

Term certificates less than $100,000	156,416	23.11	162,408	23.70
Term certificates $100,000 or more	133,279	19.69	135,299	19.75

Total certificate accounts	289,695	42.80	297,707	43.45

Total deposits	$676,795	100.00%	$685,245	100.00%

Deposits decreased $8.5 million, or 1.2%, from $685.2 million at December 31, 2010 to $676.8 million at March 31, 2011. Deposits decreased primarily in money market accounts and certificate of deposits (CD’S) which decreased $5.9 million, or 8.6%, and $8.0 million, or 2.7%, respectively. These decreases were partially offset by increases in demand accounts, relationship savings and regular savings accounts. At March 31, 2011, CDs represented 42.8% of total deposits.
Borrowings: Advances from the Federal Home Loan Bank of Boston and securities sold under agreements to repurchase have decreased $1.7 million, or 1.5%, to $109.1 million at March 31, 2011.
Stockholders’ Equity: Overall stockholders’ equity increased by $255,000, or 0.2%, during the first quarter of 2011. Total equity was impacted by net income of $723,000 and the amortization of unearned compensation. These increases to equity were partially offset by an increase in the unrealized loss on available-for-sale investment securities as well as the declaration of a dividend of $0.05 per share during the first quarter of 2011.
Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010
Net income for the three months ended March 31, 2011 was $723,000, as compared to a net loss of $1.2 million for the same period in 2010. The improvement to net income included a decrease in the provision for loan losses charges, improved non-interest income and lower operating expenses, offset somewhat by a decrease in net interest income, as discussed below.

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

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)
			(Dollars in thousands)

Interest-earning assets:
Loans — net (2)	$601,640	$8,018	5.33%	$647,710	$9,296	5.74%
Investment securities	205,265	890	1.73%	190,406	1,352	2.84%
Short-term investments	9,722	4	0.16%	15,743	6	0.15%

Total interest-earning assets	816,627	8,912	4.37%	853,859	10,654	4.99%
Non-interest-earning assets	82,124			78,336

Total assets	$898,751			$932,195

Interest-bearing liabilities:
Savings deposits	$52,035	27	0.21%	$50,232	33	0.26%
Relationship savings	141,340	181	0.51%	128,198	324	1.01%
Money market	63,938	68	0.43%	64,336	131	0.81%
NOW accounts	46,054	26	0.23%	44,208	34	0.31%
Certificates of deposit	294,141	1,542	2.10%	289,174	1,917	2.65%

Total interest-bearing deposits	597,508	1,844	1.23%	576,148	2,439	1.69%
Borrowed funds	110,720	1,021	3.69%	160,469	1,459	3.64%

Total interest-bearing liabilities	708,228	2,865	1.62%	736,617	3,898	2.12%
Non-interest-bearing liabilities	77,985			71,916

Total liabilities	786,213			808,533
Equity	112,538			123,662

Total liabilities and equity	$898,751			$932,195

Net interest income		$6,047			$6,756

Net interest rate spread (3)			2.75%			2.87%
Net interest-earning assets (4)	$108,399			$117,242

Net interest margin (5)			2.96%			3.16%
Average interest-earning assets to interest-bearing liabilities			115.31%			115.92%

(1)	Yields and rates are annualized.

(2)	Includes loans held for sale and non-accrual loans.

(3)	Net interest rate spread represents the difference between the yield on total average interest-earning assets and the cost of total average interest-bearing liabilities.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Three Months Ended March 31,
	2011 vs. 2010
	Increase		Total
	(Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)

Interest-earning assets:
Loans — net	$(638)	$(640)	$(1,278)
Investment securities	115	(577)	(462)
Short-term investments	(2)	—	(2)

Total interest-earning assets	(525)	(1,217)	(1,742)

Interest-bearing liabilities:
Savings deposits	1	(7)	(6)
Relationship savings	37	(180)	(143)
Money market	(1)	(62)	(63)
NOW accounts	1	(9)	(8)
Certificates of deposit	34	(409)	(375)

Total deposits	72	(667)	(595)
Borrowed funds	(458)	20	(438)

Total interest-bearing liabilities	(386)	(647)	(1,033)

Change in net interest income	$(139)	$(570)	$(709)

Net interest income for the three months ended March 31, 2011 was $6.0 million, a decrease of $709,000, or 10.5%, over the same period of 2010. This decrease was a result of both the difference in net interest margin in each period as well as a decrease in the net loan portfolio, as outlined below.
Interest income for the three months ended March 31, 2011 decreased $1.7 million, or 16.4%, to $8.9 million as compared to $10.7 million in the same period of 2010. This decrease was driven by both an overall decrease in the Company’s yield on interest-earning assets as well as a decrease in the net loan portfolio. The yield on interest-earning assets was 4.37% for the quarter, a decrease of 62 basis points from a yield of 4.99% in the first quarter of 2010, resulting in a decrease in interest income of $1.2 million. Average outstanding net loans decreased $46.1 million, or 7.1%, primarily due to commercial loan sales, payoffs and charge-offs, as well as the volume of refinancing of fixed-rate residential mortgages, which the Bank sells into the secondary market. Some of the cash flow from the refinancing and sale of these mortgages was reinvested into investment securities, resulting in an increase of $14.9 million, or 7.8% in their average balance for the quarter as compared to the same period in 2010. This overall change in volume of earning assets resulted in a decrease in interest income of $525,000.
Interest expense decreased $1.0 million, or 26.5%, to $2.9 million for the three months ended March 31, 2011 as compared to $3.9 million during the same period in 2010. Average interest-bearing liabilities decreased $28.4 million, or 3.9%, in the first quarter of 2010 as compared to the same quarter of 2010, resulting in a decrease in interest expense of $386,000. The average cost of funds decreased to 1.62% for the three month period ended March 31, 2011, a decrease of 50 basis points from a cost of funds of 2.12% for the same period in 2010, resulting in a decrease in interest expense of $647,000.
Provision for loan losses decreased $2.4 million to $41,000 for the three months ended March 31, 2011 as compared to a provision expense of $2.4 million for the three months ended March 31, 2010, primarily reflecting management’s analysis, workout and charge-off of potential problem credits during the prior year. These actions, coupled with generally stable credit conditions during the first quarter of 2011 allowed for this significant reduction in the loan loss provision. The allowance for loan losses to total loans was 1.45% at March 31, 2011, as compared to 1.47% at December 31, 2010 and 1.25% at March 31, 2010.
Non-interest income for the first quarter of 2011 was $1.6 million, an increase of $553,000 as compared to $1.0 million in the same period of 2010, primarily due to higher portfolio management fees as well as a decrease in the amount of writedowns taken on investments deemed to be OTTI. Portfolio management fees increased $263,000, or 93.9%, in the first quarter of 2011 as compared to the same period of 2010 as a result of the Bank’s acquisition of substantially all of the assets of the Renaissance Investment Group in April 2010. The Bank incurred $36,000 of OTTI losses on certain limited partnership investments during the first quarter of 2011 as compared to a charge of $299,000 on the same investments in the first quarter of 2010. In 2011, the Bank also had increases in gains on the sale of mortgages.
Non-interest expense decreased $660,000, or 9.2%, to $6.5 million for the three months ended March 31, 2011 as compared to the same period of 2010. Salaries and benefits decreased $649,000, or 18.7% primarily as a result of the termination of certain employee benefits, including the employee stock ownership plan (ESOP) and retiree post-retirement benefits. Decreases in advertising and professional fees were partially offset by increases in occupancy, deposit insurance and expenses related to other real estate owned (OREO), which is included in other general and administrative expenses.
Income tax expense was $372,000 in the first quarter of 2011 as compared to a tax benefit of $545,000 in the same period in 2010. The Company had an effective tax rate of 34.0% in 2011 as compared to 30.5% a year earlier. The increase in the effective rate is primarily due to the Company’s reduction of tax-exempt municipal investments within the past 12 months.
Minimum Regulatory Capital Requirements: As of March 31, 2011, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s capital amounts and ratios as of March 31, 2011 and December 31, 2010 are presented in the table.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
March 31, 2011:
Total capital to risk weighted assets	$74,344	12.6%	$47,384	8.0%	$59,230	10.0%
Tier 1 capital to risk weighted assets:	66,880	11.3	23,692	4.0	35,538	6.0
Tier 1 capital to average assets:	66,880	7.8	34,463	4.0	43,079	5.0

December 31, 2010:
Total capital to risk weighted assets:	$72,341	12.0%	$48,249	8.0%	$60,311	10.0%
Tier 1 capital to risk weighted assets:	64,754	10.7	24,124	4.0	36,187	6.0
Tier 1 capital to average assets:	64,754	7.2	36,155	4.0	45,194	5.0
Contractual Obligations. Additional information relating to payments due under contractual obligations is presented in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission for the year ended December 31, 2010. The following table presents information indicating various contractual obligations and commitments of the Company as of March 31, 2011 and the respective maturity dates:

	March 31, 2011
			More than	More than
			One Year	Three Years
		One Year	through	through	Over Five
	Total	or Less	Three Years	Five Years	Years
		(Dollars in thousands)

Federal Home Loan Bank of Boston advances	$105,385	$2,000	$43,000	$22,200	$38,185
Securities sold under agreements to repurchase	3,671	3,671	—	—	—

Total contractual obligations	$109,056	$5,671	$43,000	$22,200	$38,185

Off-Balance Sheet Arrangements: Other than loan commitments and other contingencies shown below, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses. The following table presents certain information about the Bank’s loan commitments and other contingencies outstanding as of March 31, 2011:

	March 31, 2011
			More than	More than
			One Year	Years Three
		One Year	through	Through	Over Five
	Total	or Less	Three Years	Five Years	years
	(Dollars in thousands)

Commitments to grant loans (1)	$10,581	$10,581	$—	$—	$—
Commercial loan lines-of-credit	21,254	21,254	—	—	—
Unused portion of home equity loans (2)	67,560	2,977	10,297	15,393	38,893
Unused portion of construction loans (3)	1,448	1,448	—	—	—
Unused portion of overdraft lines-of-credit(4)	4,333	—	—	—	4,333
Unused portion of personal lines-of-credit(5)	689	—	—	—	689
Standby letters of credit(6)	2,871	2,871	—	—	—
Other commitments and contingencies(7)	3,934	—	3,934	—	—

Total loan and other commitments	$112,670	$39,131	$14,231	$15,393	$43,915

(1)	Commitments for loans are extended to customers for up to 60 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of residential construction loans are available to the borrower for up to one year. Commercial construction loans maturities may be longer than one year.

(4)	Unused portion of checking overdraft lines-of-credit are available to customers in “good standing” indefinitely.

(5)	Unused portion of personal lines-of-credit are available to customers in “good standing” indefinitely.

(6)	Standby letters of credit are generally available for less than one year.

(7)	Other commitments relate primarily to potential additional capital calls the Company is committed to contribute as part of its investment in certain real estate limited partnerships.
Item 3: Quantitative and Qualitative Disclosures about Market Risks
There has been no material change in the Company’s market risk during the three months ended March 31, 2011. See the discussion and analysis of quantitative and qualitative disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a general discussion of the qualitative aspects of market risk and discussion of the simulation model used by the Bank to measure its interest rate risk.
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
Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors during the three months ended March 31, 2011. See the discussion and analysis of risk factors provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sales of Equity Securities — Not applicable

(b)	Use of Proceeds — Not applicable

(c)	Repurchase of Our Equity Securities — None
Item 3. Defaults Upon Senior Securities
None
Item 4. (Removed and Reserved)
Item 5 Other Information
None

Item 6: Exhibits

3.1	Certificate of Incorporation of Legacy Bancorp, Inc.(1)
3.2	Bylaws of Legacy Bancorp, Inc. (as amended) (1)
10.1	Legacy Banks ESOP Trust Agreement(2)
10.2	ESOP Plan Document (2)
10.3	ESOP Loan Documents (2)
10.4.1	Employment Agreement between Legacy Banks and J. Williar Dunlaevy (2)
10.4.2	Employment Agreement between Legacy Banks and Michael A. Christopher (2)
10.4.3	Employment Agreement between Legacy Banks and Steven F. Pierce (2)
10.4.4	Employment Agreement between Legacy Banks and Stephen M. Conley (2)
10.4.5	Employment Agreement between Legacy Banks and Richard M. Sullivan (2)
10.5.1	Employment Agreement between Legacy Bancorp, Inc. and J. Williar Dunlaevy (2)
10.5.2	Employment Agreement between Legacy Bancorp, Inc. and Michael A. Christopher (2)
10.5.3	Employment Agreement between Legacy Bancorp, Inc. and Steven F. Pierce (2)
10.5.4	Employment Agreement between Legacy Bancorp, Inc. and Stephen M. Conley (2)
10.5.5	Employment Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan (2)
10.5.6	Separation Agreement and General Release dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher (4)
10.5.7	Separation Agreement and General Release dated as of December 21, 2007 between Legacy Bancorp, Inc., Legacy Banks and Stephen M. Conley (5)
10.5.8	Consulting Agreement dated as of November 5, 2007 between Legacy Bancorp, Inc., Legacy Banks and Michael A. Christopher (4)
10.5.9	Purchase Agreement by and between First Niagara Bank and Legacy Banks dated as of July 25, 2007 (6)
10.5.10	Change In Control Agreement between Legacy Bancorp, Inc. and Paul H. Bruce (7)
10.5.11	Change In Control Agreement between Legacy Bancorp, Inc. and Kimberly A. Mathews (7)
10.5.12	Purchase Agreement by and between The Bank of Western Massachusetts and Legacy Banks dated as of December 15, 2008 (8)
10.5.13	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and J. Williar Dunlaevy (9)
10.5.14	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and Steven F. Pierce (9)
10.5.15	Amended and Restated Employment Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and Richard M. Sullivan (9)
10.5.16	Amended and Restated Supplemental Executive Retirement Agreement effective as of November 20, 2008 by and between Legacy Bancorp, Inc., Legacy Banks and J. Williar Dunlaevy (9)
10.5.17	Employment Agreement effective as of April, 2010 by and between Legacy Bancorp, Inc., Legacy Banks and Patrick J. Sullivan (10)
10.5.18	Separation Agreement and General Release dated as of May 11, 2010 between Legacy Bancorp, Inc., Legacy Banks and Steven F. Pierce (11)
10.5.19	Change In Control Agreement between Legacy Bancorp, Inc. and Richard M. Sullivan (12)
10.5.20	Definitive Merger Agreement between Legacy Bancorp, Inc. and Berkshire Hills Bancorp (13)
10.11	Amended and Restated 2006 Equity Incentive Plan (13)
11.0	Statement re: Computation of Per Share Earnings is incorporated herein by reference to Notes to Consolidated Financial Statements within Part I, “Financial Statements”
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of J. Williar Dunlaevy
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Paul H. Bruce
32	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005 filed October 27, 2005.

(2)	Incorporated by reference from the Registration Statement on Form S-1 (No. 333-126481) filed July 8, 2005, as amended.

(3)	Incorporated by reference from the Registrant’s Definitive Proxy Statement on Form DEF 14A filed September 28, 2006

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 5, 2007.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 21, 2007.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 25, 2007.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed October 30, 2008.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 16, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 25, 2008.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed March 4, 2010.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 11, 2010.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 1, 2010.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 22, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY BANCORP, INC.
Date: May 10, 2011	/s/ J. Williar Dunlaevy
J. Williar Dunlaevy
Chief Executive Officer and Chairman of the Board

Date: May 10, 2011	/s/ Paul H. Bruce
Paul H. Bruce
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)